Form 10-Q
period 2009-09-30
Blue Moose Media Inc
filed 2009-11-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53769

BLUE MOOSE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3113 St. Christopher Ct. Antioch, CA	94509
(Address of principal executive offices)	(Zip Code)

925-219-3584

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     . Yes  X . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      . Yes      . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 21,371,750

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets
Cash	$9,800	$9,435
Total Current Assets	9,800	9,435

Long-Term Assets
Property and Equipment, net	257	368
Total Long-term Assets	257	368

Total Assets	$10,057	$9,803

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$9,279	$5,896
Advances Payable - Related Party	1,325	1,325
Total Liabilities	10,604	7,221

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
21,371,750 and 1,137,750 shares
issued and outstanding, respectively	21,372	1,372
Additional Paid in Capital	82,628	82,628
Deficit accumulated during development stage	(104,547)	(81,418)
Total Stockholders' Equity (Deficit)	(547)	2,582

Total Liabilities and Stockholders' Equity (Deficit)	$10,057	$9,803

Note: The Balance Sheet at December 31, 2008 was taken from the audited Financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,		From Inception through
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)	September 30, 2009

Revenue	$-	$-	$-	$-	$24,651

General and Administrative Costs	20,446	2,482	23,129	4,870	122,810

Loss from Operations	(20,446)	(2,482)	(23,129)	(4,870)	(98,159)

Interest expense	-	-	-	-	6,388

Loss Before income Taxes	(20,446)	(2,482)	(23,129)	(4,870)	(104,547)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(20,446)	$(2,482)	$(23,129)	$(4,870)	$(104,547)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	$12,023,924	$1,371,750	$4,961,494	$1,371,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	September 30,		From Inception through
	2009 (unaudited)	2008 (unaudited)	September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(23,129)	$(4,870)	$(104,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	111	111	16,089
Change in operating assets and liabilities
Accrued Interest	-	-	-
Accounts Payable	3,383	2,530	9,279
Net cash flows used in operating activities	(19,635)	(2,229)	(79,179)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(16,346)
Net cash flows used in investing activities	-	-	(16,346)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	20,000	-	104,000
Proceeds from notes payable - related party	-	-	37,000
Payments on notes payable - related party	-	-	(37,000)
Proceeds from advances payable - related party	-	-	22,126
Payments on advances payable - related party	-	-	(20,801)
Net cash flows provided by financing activities	20,000	-	105,325
Net change in cash	365	(2,229)	9,800

Cash, beginning of period	9,435	22,229	-

Cash, end of period	$9,800	$20,000	$9,800

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	6,388
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Periods Ended September 30, 2009 and 2008:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Blue Moose Media, Inc., (”the Company") was incorporated under the laws of the State of Nevada on July 1 , 2004. The Company's previous business included providing video, DVD, CD-ROM and DVD-ROM production and design services and photography and videos of special events, including weddings. Currently the Company is seeking other business opportunities. The Company is considered a development stage company as defined in Accounting Standards Codification No. 915.

Basis of Presentation

The interim financial information of the Company as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Registration Statement on Form 10 for the year ended December 31, 2008. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10 for the year ended December 31, 2008.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of September 30, 2009 and December 31, 2008:

Property & Equipment:	September 30, 2009	December 31, 2008
Furniture	1,030	1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,089)	(15,978)
Net Property & Equipment	257	368

Depreciation expense for the three months ended September 30, 2009 and 2008 was $37 and $37, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $111 and $111, respectively.

Note 3 - Related Party Transactions and Payable

In prior years a shareholder of the Company paid expenses on behalf of the Company. The advances bear no interest and are due on demand. At September 30, 2009 and December, 31, 2008 the Company owed $1,325 to the shareholder.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2009.

The Company has authorized 100,000,000 shares of $0.001 par value common stock. During July 2004, the Company issued 1,250,000 shares of common stock for cash of $5,000 at $0.004 per share. In November 2004, the Company issued 33,500 shares of common stock for cash of $13,400 at $0.40 per share. During April 2005, the Company issued 37,750 shares of common stock for cash $15,100 at $0.40 per share. During April 2006, the Company issued 50,500 shares of common stock for cash of $50,500 at $1.00 per share.

On August 6, 2009, the Company effected a one for four reverse stock split. The financial statements have been restated, for all periods presented, to reflect the stock split. After the split the Company had 1,371,750 shares outstanding.

On August 12, 2009, the Company issued 20,000,000 shares of post-split common stock for cash of $20,000 at $0.001 per share. This transaction resulted in a change in control of the Company.

Note 5 - Recently Issued Accounting Pronouncement

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. The Company is currently seeking a business opportunity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 11, 2009.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

Blue Moose Media, Inc. (“the Company”) was originally incorporated in the State of Nevada on July 1, 2004 for the purpose of engaging in the business of providing video, DVD, CD-ROM and DVD-ROM production and design services. The Company originally focused on products to store and organize electronically all information related to an individual’s residential home, as well as wedding and event videos. During the period from inception until the end of 2007, the Company produced a handful of sample CD-ROM’s for local builders, realtors and lenders based on actual homes in our marketing area. The Company encountered difficulty in obtaining the information required for its product content and lack of a market willing to purchase the product. Although the Company did produce a number of wedding videos, low price points from competition forced the Company to abandon this product. Subsequently, the Company became inactive. Since January 2008, the Company operates as a development stage enterprise seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.

On August 12, 2009, the Company sold 20,000,000 shares of its common stock in exchange for $20,000 to Adam Krommenhoek, who then became the controlling shareholder of the Company owning 93.58% of the Company’s currently issued and outstanding common stock.

Since ceasing its media operations at year end December 31, 2007, the Company has focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We did not generate any revenue for the three months ended September 30, 2009 or 2008. For the three months ended September 30, 2009 we had general and administrative expenses of $20,446 for a net loss of the same amount compared to general and administrative expenses of $2,482 for a net loss of the same amount for the three months ended September 20, 2008. Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We did not generate any revenues from operations during the nine month periods ended September 30, 2009 and 2008. Expenses during the nine month period ended September 30, 2009 were $23,129 for a net loss of the same amount compared to expenses of $4,870 for a net loss of the same amount for the nine month period ended September 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2009, reflects total assets of $9,800 in cash and $257 in property and equipment, net. As of September 30, 2009, our liabilities were $10,604 which included $9,279 in accounts payable, and $1,325 in advances payable to a related party.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence. We estimate our ongoing expenses to be $15,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments. We received $20,000 from our recent sale of stock in August 2009 and believe this amount will be sufficient to cover our expenses for the next year.

In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2009, the Company sold 20,000,000 shares of restricted common stock for $20,000 cash to an accredited investor, Mr. Adam Krommenhoek. The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. No brokers or commissions were paid on the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 6, 2009 a majority of the shareholders owning 91.12% of the outstanding shares of common stock of the Company, by written consent approved a 1 for 4 reverse stock split of the issued and outstanding shares wherein all shareholders decreased their respective number of shares to 25% of their total with no shareholder being reversed to less than a round lot of 100 shares. No votes were cast against the reverse split, no votes were withheld and no votes abstained.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE MOOSE MEDIA, INC.

Date: November 11, 2009

By: /s/ Jason D. Davis

Jason D. Davis, President and Chief Financial Officer