Form 10-Q/A
period 2009-09-30
Blue Moose Media Inc
filed 2009-12-23
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 21,371,750

Explanatory Note:  The purpose of this Amendment No. 2 to the report on Form 10-Q for the period ended September, 2009, is to include disclosure of information required pursuant to Regulation S-K and Form 10-Q which was inadvertently omitted from the original annual report filed on November 12, 2009.  In addition, certain language in the certification required pursuant to Rule 13a-14(a) was inadvertently omitted in the original filing and has been corrected in this amended report.  Further, we have deleted language regarding effectiveness of the Company’s internal control over financial reporting.  No changes have been made in this Amendment No. 2 to the financial statements filed with the original report.

This Amendment No. 2 continues to speak as of the date of the original Form 10-Q for the quarter September 30, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 12, 2009.

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

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

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

Date: December 9, 2009

By: /s/ Jason D. Davis

Jason D. Davis, President and Chief Financial Officer