Form 10-Q
period 2010-03-31
Blue Moose Media Inc
filed 2010-05-10
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53769

BLUE MOOSE MEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11807 Elk Drive Riverton, UT	84065
(Address of principal executive offices)	(Zip Code)

801-597-7797

(Registrant’s telephone number, including area code)

3113 St. Christopher Ct., Antioch, CA 94509

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes  X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2010: 41,371,750

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Current Assets
Cash	$4,859	$5,600
Total Current Assets	4,859	5,600

Long-Term Assets
Property and Equipment, net	184	221
Total Long-term Assets	184	221

Total Assets	$5,043	$5,821

Current Liabilities
Accounts Payable	$18,264	$11,277
Advances Payable - Related Party	1,325	1,325
Total Liabilities	19,589	12,602

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
21,371,750 and 21,371,750 shares
issued and outstanding, respectively	21,372	21,372
Additional Paid in Capital	82,628	82,628
Deficit accumulated during development stage	(118,546)	(110,781)
Total Stockholders' Equity (Deficit)	(14,546)	(6,781)

Total Liabilities and Stockholders' Equity (Deficit)	$5,043	$5,821

Note: The Balance Sheet at December 31, 2009 was taken from the audited Financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	For the three months Ended March 31,		From Inception through March 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)

Revenue	$-	$-	$24,651

General and Administrative Costs	7,765	2,291	136,809

Loss from Operations	(7,765)	(2,291)	(112,158)

Interest expense	-	-	6,388

Loss Before income Taxes	(7,765)	(2,291)	(118,546)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Loss	$(7,765)	$(2,291)	$(118,546)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	21,371,750	1,371,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	March 31, 2010 (unaudited)	March 31, 2009 (unaudited)	From Inception through March 31, 2010 (unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,765)	$(2,291)	$(118,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	37	37	16,162
Change in operating assets and liabilities
Accrued Interest	-	-	-
Accounts Payable	6,987	(2,530)	18,264
Net cash flows used in operating activities	(741)	(4,784)	(84,120)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(16,346)

Net cash flows used in investing activities	-	-	(16,346)
Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	104,000
Proceeds from notes payable - related party	-	-	37,000
Payments on notes payable - related party	-	-	(37,000)
Proceeds from advances payable - related party	-	-	22,126
Payments on advances payable - related party	-	-	(20,801)

Net cash flows provided by financing activities	-	-	105,325
Net change in cash	(741)	(4,784)	4,859
Cash, beginning of period	5,600	9,435	-
Cash, end of period	$4,859	$4,651	$4,859
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	6,388
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Periods Ended March 31, 2010 and 2009: None

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Blue Moose Media, Inc., (”the Company") was incorporated under the laws of the State of Nevada on July 1, 2004. The Company's previous business included providing video, DVD, CD-ROM and DVD-ROM production and design services and photography and videos of special events, including weddings. Currently the Company is seeking other business opportunities. The Company is considered a development stage company.

Basis of Presentation

The interim financial information of the Company as of March 31, 2010 and for the three-month period ended March 31, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual Form 10-K filing for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2009.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of March 31, 2010 and December 31, 2009:

Property & Equipment:	March 31, 2010	December 31, 2009
Furniture	$1,030	$1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,162)	(16,125)
Net Property & Equipment	$184	$221

Depreciation expense for the three months ended March 31, 2010 and 2009 was $37 and $37, respectively.

Note 3 - Related Party Transactions and Payable

Prior to March 31, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company. The advances bear no interest and are due on demand. At March 31, 2010 and December, 31, 2009 the Company owed $1,325 to the shareholder.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2010.

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

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Loss Available to Common Stockholders (numerator)	$(7,765)	$(2,291)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	21,371,750	1,371,750

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Note 7 - Going Concern

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

Note 8 - Subsequent Events

On April 20, 2010 the Board of Directors approved the sale of 20,000,000 shares of Blue Moose Media, Inc. common stock at a price of $0.001 per share. The Company received cash payment of $20,000 for the purchase of the stock on April 20, 2010. This resulted in a change in control of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no additional events to disclose.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATION

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

Subsequent Events

Subsequent to the date of this report, on April 20, 2010, Mr. Jason Davis resigned as the sole officer and director of the Company and Mr. Gordon Tattersall was appointed to fill the vacancies of Director, President, Secretary and Treasurer of the Company.

Mr. Tattersall, 46 years old, is employed by Pfizer Corporation where he holds the position of Reimbursement Business Consultant/Clinical Practice Liaison where he is responsible for sales of medical products. Mr. Tattersall also conducts workshops, seminars and training sessions for medical compliance plans, HIPAA programs and niche marketing workshops.

Also, subsequent to the date of this report, on April 20, 2010, Mr. Tattersall purchased 20,000,000 shares of the Company’s restricted common stock for $20,000 cash. This gives Mr. Tattersall ownership of 48% of the Company’s issued and outstanding common stock.

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We did not generate any revenue for the three months ended March 31, 2010 or 2009. For the three months ended March 31, 2010 we had general and administrative expenses of $7,765 for a net loss of the same amount compared to general and administrative expenses of $2,291 for a net loss of the same amount for the three months ended March 31, 2009. Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $4,859 in cash and $184 in property and equipment, net. As of March 31, 2010, our liabilities were $19,589 which included $18,264 in accounts payable, and $1,325 in advances payable to a related party.

Prior to March 31, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company. The advances bear no interest and are due on demand. At March 31, 2010 and December, 31, 2009 the Company owed $1,325 to the shareholder.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence. We estimate our ongoing expenses to be $20,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments. We received $20,000 from our recent sale of stock in April 2010 and believe this amount will be sufficient to cover our expenses for the next year.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Tattersall (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

On April 20, 2010, the Company sold 20,000,000 shares of restricted common stock for $20,000 cash to an accredited investor, Mr. Gordon Tattersall. The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. No brokers or commissions were paid on the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

BLUE MOOSE MEDIA, INC.

Date: May 10, 2010

By: /s/ Gordon Tattersall

Gordon Tattersall, President and Chief Financial Officer