Form 10-Q
period 2010-06-30
Blue Moose Media Inc
filed 2010-08-06
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

      .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53769

BLUE MOOSE MEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11807 Elk Drive Riverton, UT	84065
(Address of principal executive offices)	(Zip Code)

801-597-7797

(Registrant’s telephone number, including area code)

11807 Elk Dr.

Riverton, UT  84065

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2010:  41,371,750

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$20,910	$5,600
Total Current Assets	20,910	5,600

Long-Term Assets
Property and Equipment, net	147	221
Total Long-term Assets	147	221

Total Assets	$21,057	$5,821

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$20,904	$11,277
Advances Payable - Related Party	1,325	1,325
Total Liabilities	22,229	12,602

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
41,371,750 and 21,371,750 shares
issued and outstanding, respectively	41,372	21,372
Additional Paid in Capital	82,628	82,628
Deficit accumulated during development stage	(125,172)	(110,781)
Total Stockholders' Equity (Deficit)	(1,172)	(6,781)

Total Liabilities and Stockholders' Equity (Deficit)	$21,057	$5,821

Note: The Balance Sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,		From Inception through June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)

Revenue	$-	$-	$-	$-	$24,651

General and Administrative Costs	6,627	392	14,391	2,683	143,435

Loss from Operations	(6,627)	(392)	(14,391)	(2,683)	(118,784)

Interest expense	-	-	-	-	6,388

Loss Before income Taxes	(6,627)	(392)	(14,391)	(2,683)	(125,172)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(6,627)	$(392)	$(14,391)	$(2,683)	$(125,172)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	36,976,146	1,371,750	29,217,054	1,371,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,	For the six months ended June 30,	From Inception through
	2010 (unaudited)	2009 (unaudited)	June 30, 2010 (unaudited)
Cash Flows from Operating Activities:
Net loss	$(14,391)	$(2,683)	$(125,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	74	74	16,199
Change in operating assets and liabilities
Accrued Interest	-	-	-
Accounts Payable	9,627	(4,436)	20,904
Net cash flows used in operating activities	(4,690)	(7,045)	(88,069)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(16,346)

Net cash flows used in investing activities	-	-	(16,346)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	20,000	-	124,000
Proceeds from notes payable - related party	-	-	37,000
Payments on notes payable - related party	-	-	(37,000)
Proceeds from advances payable - related party	-	-	22,126
Payments on advances payable - related party	-	-	(20,801)

Net cash flows provided by financing activities	20,000	-	125,325

Net change in cash	15,310	(7,045)	20,910

Cash, beginning of period	5,600	9,435	-

Cash, end of period	$20,910	$2,390	$20,910

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	6,388
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Periods Ended June 30, 2010 and 2009:
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

Basis of Presentation

The interim financial information of the Company as of June 30, 2010 and for the three and six month period ended June 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual  Form 10-K filing for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2009.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of June 30, 2010 and December 31, 2009:

Property & Equipment:	June 30, 2010	December 31, 2009
Furniture	$1,030	$1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,199)	(16,125)
Net Property & Equipment	$147	$221

Depreciation expense for the three months ended June 30, 2010 and 2009 was $37 and  $37, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $74 and  $74, respectively.

Note 3 - Related Party Transactions and Payable

Prior to June 30, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At June 30, 2010 and December, 31, 2009 the Company owed $1,325 to the shareholder.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2010.

The Company has authorized 100,000,000 shares of $0.001 par value common stock.  During July 2004, the Company issued 1,250,000 shares of common stock for cash of $5,000 at $0.004 per share.  In November 2004, the Company issued 33,500 shares of common stock for cash of $13,400 at $0.40 per share.   During April 2005, the Company issued 37,750 shares of common stock for cash of $15,100 at $0.40 per share.  During April 2006, the Company issued 50,500 shares of common stock for cash of $50,500 at $1.00 per share.

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

On April 20, 2010, the Company issued 20,000,000 shares of post-split common stock for cash of $20,000 at $0.001 per share.  This transaction resulted in a change in control of the Company.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the three and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Loss available to common stockholders (numerator)	$(6,627)	$392)	$(14,391)	$(2,683)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	36,976,146	1,371,750	29,217,054	1,371,750

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

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

We did not generate any revenue for the three months ended June 30, 2010 or 2009. For the three months ended June 30, 2010 we had general and administrative expenses of $6,627 for a net loss of the same amount compared to general and administrative expenses of $392 for a net loss of the same amount for the three months ended June 30, 2009.  Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We did not generate any revenue for the six months ended June 30, 2010 or 2009.  For the six months ended June 30, 2010 we had general and administrative expenses of  $14,391   for a net loss of the same amount compared to general and administrative expenses of $2,683 for a net loss of the same amount for the six months ended June 30, 2009.  Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2010, reflects total assets of $20,910 in cash and $147 in property and equipment, net. As of June 30, 2010, our liabilities were $22,229 which included $20,904 in accounts payable, and $1,325 in advances payable to a related party.

Prior to June 30, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At June 30, 2010 and December, 31, 2009 the Company owed $1,325 to the shareholder.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Tattersall (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

BLUE MOOSE MEDIA, INC.

Date: August 2, 2010

By: /s/ Gordon Tattersall

Gordon Tattersall, President and Chief Financial Officer