Form 10-Q
period 2010-09-30
Blue Moose Media Inc
filed 2010-11-02
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2010:  41,371,750

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$2,925	$5,600
Total Current Assets	2,925	5,600

Long-Term Assets
Property and Equipment, net	110	221
Total Long-term Assets	110	221

Total Assets	$3,035	$5,821

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$8,333	$11,277
Advances Payable - Related Party	1,325	1,325
Total Liabilities	9,658	12,602

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
41,371,750 and 21,371,750 shares
issued and outstanding, respectively	41,372	21,372
Additional Paid in Capital	82,628	82,628
Deficit accumulated during development stage	(130,623)	(110,781)
Total Stockholders' Equity (Deficit)	(6,623)	(6,781)

Total Liabilities and Stockholders' Equity (Deficit)	$3,035	$5,821

Note:  The Balance Sheet at December 31, 2009 was taken from the audited Financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
	For the three months ended September 30,		For the nine months ended September 30,		From Inception through September 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)

Revenue	$-	$-	$-	$-	$24,651

General and Administrative Costs	5,450	20,446	19,842	23,129	148,886

Loss from Operations	(5,450)	(20,446)	(19,842)	(23,129)	(124,235)

Interest expense	-	-	-	-	6,388

Loss Before income Taxes	(5,450)	(20,446)	(19,842)	(23,129)	(130,623)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(5,450)	$(20,446)	$(19,842)	$(23,129)	$(130,623)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	41,371,750	12,023,924	33,313,142	4,961,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		From Inception through September 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)
Cash Flows from Operating Activities:
Net loss	$(19,842)	$(23,129)	$(130,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	111	111	16,236
Change in operating assets and liabilities
Accrued interest	-	-	-
Accounts payable	(2,944)	3,383	8,333

Net cash flows used in operating activities	(22,675)	(19,635)	(106,054)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-	(16,346)

Net cash flows used in investing activities	-	-	(16,346)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	20,000	20,000	124,000
Proceeds from notes payable - related party	-	-	37,000
Payments on notes payable - related party	-	-	(37,000)
Proceeds from advances payable - related party	-	-	22,126
Payments on advances payable - related party	-	-	(20,801)

Net cash flows provided by financing activities	20,000	20,000	125,325

Net change in cash	(2,675)	365	2,925

Cash, beginning of period	5,600	9,435	-

Cash, end of period	$2,925	$9,800	$2,925

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	6,388
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Periods Ended September 30, 2010 and 2009:

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

Basis of Presentation

The interim financial information of the Company as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual Form 10-K filing for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2009.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of September 30, 2010 and December 31, 2009:

Property & Equipment:	September 30, 2010	December 31, 2009
Furniture	$1,030	$1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,236)	(16,125)
Net Property & Equipment	$110	$221

Depreciation expense for the three months ended September 30, 2010 and 2009 was $37 and $37, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $110 and  $110, respectively.

Note 3 - Related Party Transactions and Payable

Prior to September 30, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At September 30, 2010 and December, 31, 2009 the Company owed $1,325 to the shareholder.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2010.

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

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the three and nine month periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Loss available to common stockholders (numerator)	$(5,450)	$(20,446)	$(19,842)	$(23,129)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	41,371,750	12,023,924	33,313,142	4,961,494

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

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We did not generate any revenue for the three months ended September 30, 2010 or 2009. For the three months ended September 30, 2010 we had general and administrative expenses of $5,450 for a net loss of the same amount compared to general and administrative expenses of $20,446 for a net loss of the same amount for the three months ended September 30, 2009.  Our high expense for the three months ended September 30, 2009 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We did not generate any revenue for the nine months ended September 30, 2010 or 2009. For the nine months ended September 30, 2010 we had general and administrative expenses of $19,842 for a net loss of the same amount compared to general and administrative expenses of $23,129 for a net loss of the same amount for the nine months ended September 30, 2009. Our high expense for the nine months ended September 30, 2009 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010, reflects total assets of $2,925 in cash and $110 in property and equipment, net. As of September 30, 2010, our liabilities were $9,658 which included $8,333 in accounts payable, and $1,325 in advances payable to a related party.

Prior to September 30, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At September 30, 2010 and December, 31, 2009 the Company owed $1,325 to the shareholder.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  We will likely need additional funds to cover our expenses for the next year.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Tattersall (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

BLUE MOOSE MEDIA, INC.

Date: November 1, 2010

By: /s/ Gordan Tattersall

Gordon Tattersall,

President and Chief Financial Officer