Form 10-K
period 2010-12-31
Blue Moose Media Inc
filed 2011-03-28
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53769

BLUE MOOSE MEDIA, INC.

(Name of registrant in its charter)

Nevada	20-1431677
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11807 Elk Drive

Riverton, UT 84065

 (Address of principal executive offices)

Issuer’s telephone number: 801-597-7797

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is not traded on any market or listed on any exchange. There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 11, 2011 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 11, 2011
Common Stock, $.001 par value	41,371,750

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “BMOM". There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011.

	CLOSING BID		CLOSING ASK

2010	High	Low	High	Low

March 31 (First available)	NONE	NONE	NONE	NONE

April 1 Thru June 30.06		.06	NONE	NONE

July 1 Thru September 30	NONE	NONE	NONE	NONE

October 1 Thru December 31	NONE	NONE	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of March 11, 2011, there were approximately 41 shareholders of record holding 41,371,750 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2010, reflects total assets of $5,498. As of December 31, 2010, our liabilities were $16,647 which included $10,298 in accounts payable, $1,325 in an advance payable to a related party, $24 in interest payable and $5,000 in a note payable. We anticipate our expenses for the next twelve months will be approximately $15,000. In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence. We estimate our ongoing expenses to be $15,000 per year. We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments. As of the date of this report we only have $5,425 in cash and believe we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2010 and 2009

We have $5,425 cash on hand and $73 in property and equipment, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2010 and 2009. Expenses during the year ended December 31, 2010 were $24,368 for a net loss of $24,368 compared to expenses of $29,363 for a net loss of $29,363 for the year ended December 31, 2009. Expenses for both years consisted entirely of general and administrative expenses and interest expense. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Gordon Tattersall	46	Sole Officer and Director	April 2010

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

On April 20, 2010, the Company appointed Mr. Gordon Tattersall to serve on the board of directors and to fill the positions of President, Secretary, Treasurer and sole Director of the Company. Since April 2000, Mr. Tattersall, works as a Sales Representative for Pharmacia Corporation. In this capacity, Mr. Tattersall is responsible for selling core medical products to service providers throughout the southwest. Mr. Tattersall also provides staff training workshops including Medicare Compliance Plan development, HIPAA programs and niche marketing workshop.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2010, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gordon Tattersall, President, Treasurer and Secretary (since April 2010)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jason Davis, President, Treasurer and Secretary	2010 2009 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 11, 2011, the number and percentage of the 41,371,750 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Gordon Tattersall (1)	20,000,000	48.34%
	11807 Elk Dr.
	Riverton, UT 84065

Common	Adam Krommenhoek	20,000,000	48.34%
	245 Hobble Creek Cyn.
	Springville, UT 84663

Total Officers and Directors As a Group (1 Person)		20,000,000	48.34%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

Prior to December 31, 2010, a shareholder of the Company paid expenses on behalf of the Company. The advances bear no interest and are due on demand. At December 31, 2010 and 2009, the Company owed $1,325 to the shareholder.

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

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Blue Moose Media, Inc. annual financial statements and review of financial statements included in Blue Moose’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,412 for fiscal year ended 2010 and $11,468 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Blue Moose Media, Inc. financial statements that are not reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

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

Date: March 25, 2011

/s/ Gordon Tattersall

Gordon Tattersall

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2011

/s/ Gordon Tattersall

Gordon Tattersall

Director

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

BLUE MOOSE MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Blue Moose Media, Inc.

Riverton, Utah

We have audited the accompanying balance sheets of Blue Moose Media, Inc. [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on July 1, 2004 through December 31, 2010. Blue Moose Media, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moose Media, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on July 1, 2004 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Blue Moose Media, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, Blue Moose Media, Inc. has incurred losses since its inception, has not yet established profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 25, 2011

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$5,425	$5,600
Total Current Assets	5,425	5,600

Long-Term Assets
Property and Equipment, net	73	221
Total Long-term Assets	73	221

Total Assets	$5,498	$5,821

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$10,298	$11,277
Advances Payable - Related Party	1,325	1,325
Interest Payable	24	-
Total Current Liabilities	11,647	12,602

Long-Term Liabilities
Note Payable	5,000	-
Total Liabilities	16,647	12,602

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
41,371,750 and 21,371,750 shares
issued and outstanding, respectively	41,372	21,372
Additional Paid in Capital	82,628	82,628
Deficit accumulated during development stage	(135,149)	(110,781)
Total Stockholders' Equity (Deficit)	(11,149)	(6,781)

Total Liabilities and Stockholders' Equity (Deficit)	$5,498	$5,821

See accompanying notes to financial statements

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	December 31, 2010	December 31, 2009	From Inception through December 31, 2010

Revenue	$-	$-	$24,651

General and Administrative Costs	24,344	29,363	153,388

Loss from Operations	(24,344)	(29,363)	(128,737)

Interest expense	24	-	6,412

Loss Before income Taxes	(24,368)	(29,363)	(135,149)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Loss	$(24,368)	$(29,363)	$(135,149)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	35,344,353	9,097,777

See accompanying notes to financial statements

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION ON JULY 1, 2004 THROUGH DECEMBER 31, 2010

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total
Inception, July 1, 2004	-	$-	$-	$-	$-

Issuance of Common Stock	1,283,500	1,284	17,116	-	18,400
Net Loss	-	-	-	(14,511)	(14,511)

Balance at December 31, 2004	1,283,500	1,284	17,116	(14,511)	3,889

Issuance of Common Stock	37,750	38	15,062	-	15,100
Net Loss	-	-	-	(11,771)	(11,771)

Balance at December 31, 2005	1,321,250	1,322	32,178	(26,282)	7,218

Net Loss	-	-	-	(29,095)	(29,095)

Balance at December 31, 2006	1,321,250	1,322	32,178	(55,377)	(21,877)

Issuance of Common Stock	50,500	50	50,450		50,500
Net Loss	-	-	-	(11,075)	(11,075)

Balance at December 31, 2007	1,371,750	1,372	82,628	(66,452)	17,548

Net Loss	-	-	-	(14,966)	(14,966)

Balance at December 31, 2008	1,371,750	1,372	82,628	(81,418)	2,582

Issuance of Common Stock	20,000,000	20,000	-	-	20,000
Net Loss	-	-	-	(29,363)	(29,363)

Balance at December 31, 2009	21,371,750	21,372	82,628	(110,781)	(6,781)

Issuance of Common Stock	20,000,000	20,000	-	-	20,000
Net Loss	-	-	-	(24,368)	(24,368)

Balance at December 31, 2010	41,371,750	$41,372	$82,628	$(135,149)	$(11,149)

See accompanying notes to financial statements

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009	From Inception through December 31, 2010
Cash Flows from Operating Activities:
Net loss	$(24,368)	$(29,363)	$(135,149)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	148	147	16,273
Change in operating assets and liabilities
Accrued Interest	24	-	24
Accounts Payable	(979)	5,381	10,298

Net cash flows used in operating activities	(25,175)	(23,835)	(108,554)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(16,346)

Net cash flows used in investing activities	-	-	(16,346)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	20,000	20,000	124,000
Proceeds from notes payable	5,000	-	5,000
Proceeds from notes payable - related party	-	-	37,000
Payments on notes payable - related party	-	-	(37,000)
Proceeds from advances payable - related party	-	-	22,126
Payments on advances payable - related party	-	-	(20,801)

Net cash flows provided by financing activities	25,000	20,000	130,325

Net change in cash	(175)	(3,835)	5,425

Cash, beginning of period	5,600	9,435	-

Cash, end of period	$5,425	$5,600	$5,425

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$6,388
Income Taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Years Ended December 31, 2010 and 2009:
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

Earnings (Loss) Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, "Earnings Per Share" [See note 8].

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

Recently Enacted Accounting Standards

In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in ASC Topic 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although the adoption of this standard did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's 2009 financial statement disclosures. In February 2010, the FASB issued an accounting standard update to ASC 855 which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard became effective upon issuance, with limited exceptions. The adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and eliminated the 2009 financial statement disclosure requirement related to subsequent events.

In January 2010, the FASB issued an accounting standard update to ASC 820 which required new disclosures and clarified existing disclosures about fair value measurement. This update became effective for interim and annual reporting periods beginning after December 15, 2009. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of December 31, 2010 and 2009:

Property & Equipment:	December 31, 2010	December 31, 2009
Furniture	$1,030	$1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,273)	(16,125)
Net Property & Equipment	$73	$221

Depreciation expense was for the periods ended December 31, 2010 and 2009 was $148 and $147, respectively.

Note 3 - Related Party Transactions and Payable

Prior to December 31, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company. The advances bear no interest and are due on demand. At December, 31, 2010 and 2009, the Company owed $1,325 to the officer/shareholder.

Note 4 - Note Payable

On December 20, 2010 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party. The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%. Proceeds from the note will be used to cover operations. Accrued interest payable was $24 at December 31, 2010.

Note 5 - Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company adopted the provisions of ASC Topic 740, "Accounting for Uncertainty in Income Taxes", on January 1, 2007. As result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2010, and 2009.

The Company is required to file tax returns in the United States. All tax years starting with 2008 are open for examination. The Company has not timely filed its income tax returns and is currently delinquent. The Company is in the process of preparing its tax returns and believes there are no taxes owing at December 31, 2010 and 2009.

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

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$20,300	$16,600
Valuation allowance	(20,300)	(16,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of estimated income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book loss (15% statutory rate)	$(3,700)	$4,400
Valuation allowance	3,700	(4,400)
Tax at effective rate	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $135,100 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2010 or 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 6 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2010.

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

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 8 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the year ended
	December 31,
	2010	2009

Loss available to common Stockholders (numerator)	$(24,368)	$(29,363)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	35,344,353	9,097,777

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Note 9 - Going Concern

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

Note 10 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no events to disclose.