Form 10-Q
period 2011-03-31
Blue Moose Media Inc
filed 2011-05-10
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2011:  41,371,750

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$251	$5,425
Total Current Assets	251	5,425

Long-Term Assets
Property and Equipment, net	37	73
Total Long-term Assets	37	73

Total Assets	$288	$5,498

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$7,995	$10,298
Advances Payable - Related Party	1,325	1,325
Interest Payable	119	24
Total Current Liabilities	9,439	11,647

Long-Term Liabilities
Note Payable	8,000	5,000
Total Liabilities	17,439	16,647

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
41,371,750 and 41,371,750 shares
issued and outstanding, respectively	41,372	41,372
Additional Paid in Capital	82,628	82,628
Deficit accumulated during development stage	(141,151)	(135,149)
Total Stockholders' Equity (Deficit)	(17,151)	(11,149)

Total Liabilities and Stockholders' Equity (Deficit)	$288	$5,498

Note:  The Balance Sheet at December 31, 2010 was taken from the audited Financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		From Inception through March 31,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)

Revenue	$-	$-	$24,651

General and Administrative Costs	5,907	7,765	159,295

Loss from Operations	(5,907)	(7,765)	(134,644)

Interest expense	95	-	6,507

Loss Before income Taxes	(6,002)	(7,765)	(141,151)

Income Tax - Current	-	-	-
Income Tax - Deferred	-	-	-

Net Loss	$(6,002)	$(7,765)	$(141,151)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	41,371,750	21,371,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
	March 31		From Inception through March 31,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)
Cash Flows from Operating Activities:
Net loss	$(6,002)	$(7,765)	$(141,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	36	37	16,309
Change in operating assets and liabilities
Accrued Interest	95	-	119
Accounts Payable	(2,303)	6,987	7,995
Net cash flows used in operating activities	(8,174)	(741)	(116,728)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(16,346)
Net cash flows used in investing activities	-	-	(16,346)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	124,000
Proceeds from Notes Payable	3,000	-	8,000
Proceeds from Notes Payable - Related Party	-	-	37,000
Payments on Notes Payable - Related Party	-	-	(37,000)
Proceeds from Advances Payable - Related Party	-	-	22,126
Payments on Advances Payable - Related Party	-	-	(20,801)

Net cash flows provided by financing activities	3,000	-	133,325

Net change in cash	(5,174)	(741)	251

Cash, beginning of period	5,425	5,600	-

Cash, end of period	$251	$4,859	$251

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	6,388
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Periods Ended March 31, 2011 and 2010:
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

Basis of Presentation

The interim financial information of the Company as of March 31, 2011 and for the three-month period ended March 31, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual Form 10-K filing for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2010.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of March 31, 2011 and December 31, 2010:

Property & Equipment:	March 31, 2011	December 31, 2010
Furniture	$1,030	$1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,309)	(16,273)
Net Property & Equipment	$37	$73

Depreciation expense for the three months ended March 31, 2011 and 2010 was $36 and $37, respectively.

Note 3 - Related Party Transactions and Payable

Prior to March 31, 2011 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At March 31, 2011 and December, 31, 2010 the Company owed $1,325 to the officer/shareholder.

Note 4 - Note Payable

On December 20, 2010 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.  Accrued interest payable was $110 and $24 at March 31, 2011 and December 31, 2010, respectively.

On March 18, 2011 the Company executed a promissory note in which it borrowed $3,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.  Accrued interest payable was $9 at March 31, 2011.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2011.

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

Note 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the three months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

Loss available to common Stockholders (numerator)	$(6,002)	$(7,765)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	41,371,750	21,371,750

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We did not generate any revenue for the three months ended March 31, 2011 or 2010. For the three months ended March 31, 2011 we had general and administrative expenses of $5,907and interest expense of $95 for a net loss of $6,002 compared to general and administrative expenses of $7,765 for a net loss of the same amount for the three months ended March 31, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2011, reflects total assets of $251 in cash and $37 in property and equipment, net. As of March 31, 2011, our liabilities were $17,439 which included $7,995 in accounts payable, $1,325 in advances payable to a related party, $8,000 in a note payable and $119 in interest payable.

Prior to September 30, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At March 31, 2011 and December, 31, 2010 the Company owed $1,325 to the officer/shareholder.

On December 20, 2010 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note were used to cover operations.  Accrued interest payable was $110 and $24 at March 31, 2011 and December 31, 2010, respectively.

On March 18, 2011 the Company executed a promissory note in which it borrowed $3,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note were used to cover operations.  Accrued interest payable was $9 at March 31, 2011.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Tattersall (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

BLUE MOOSE MEDIA, INC.

Date: May 10, 2011

By: /s/ Gordon Tattersall

Gordon Tattersall, President and Chief Financial Officer