Form 10-Q
period 2011-06-30
Blue Moose Media Inc
filed 2011-08-11
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes      . No      .

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 15, 2011:  94,115,250

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
		June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
	Current Assets
	Cash	$252	$5,425
	Total Current Assets	252	5,425
	Long-Term Assets
	Property and Equipment, net	-	73
	Total Long-term Assets	-	73
	Total Assets	$252	$5,498

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	Current Liabilities
	Accounts Payable	$13,966	$10,298
	Advances Payable - Related Party	1,325	1,325
	Interest Payable	279	24
	Total Current Liabilities	15,570	11,647

	Long-Term Liabilities
	Note Payable	8,000	5,000
	Total Liabilities	23,570	16,647

	Stockholders' Equity (Deficit)
	Preferred Stock, $0.001 par value,
	10,000,000 shares authorized.
	No shares issued or outstanding	-	-
	Common Stock, $0.001 par value,
	100,000,000 shares authorized.
	94,115,250 and 124,115,250 shares issued
	and outstanding, respectively.	94,115	124,115
	Additional Paid in Capital	29,885	(115)
	Deficit accumulated during development stage	(147,318)	(135,149)
	Total Stockholders' Equity (Deficit)	(23,318)	(11,149)

	Total Liabilities and Stockholders' Equity (Deficit)	$252	$5,498

	Note: The Balance Sheet at December 31, 2010 was taken from the audited Financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
	For the three months ended June 30,		For the six months ended June 30,		From Inception through June 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)

Revenue	$-	$-	$-	$-	$24,651

General and Administrative Costs	6,008	6,627	11,914	14,391	165,303

Loss from Operations	(6,008)	(6,627)	(11,914)	(14,391)	(140,652)

Interest expense	159	-	255	-	6,666

Loss Before income Taxes	(6,167)	(6,627)	(12,169)	(14,391)	(147,318)

Income Tax - Current	-	-	-	-	-
Income Tax - Deferred	-	-	-	-	-

Net Loss	$(6,167)	$(6,627)	$(12,169)	$(14,391)	$(147,318)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	116,862,503	110,928,438	120,468,841	87,651,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE MOOSE MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,		From Inception through June 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)
Cash Flows from Operating Activities:
Net loss	$(12,169)	$(14,391)	$(147,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	73	74	16,346
Change in operating assets and liabilities
Accrued Interest	255	-	279
Accounts Payable	3,668	9,627	13,966
Net cash flows used in operating activities	(8,173)	(4,690)	(116,727)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	-	(16,346)
Net cash flows used in investing activities	-	-	(16,346)
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	20,000	124,000
Proceeds from Notes Payable	3,000	-	8,000
Proceeds from Notes Payable - Related Party	-	-	37,000
Payments on Notes Payable - Related Party	-	-	(37,000)
Proceeds from Advances Payable - Related Party	-	-	22,126
Payments on Advances Payable - Related Party	-	-	(20,801)
Net cash flows provided by financing activities	3,000	20,000	133,325
Net change in cash	(5,173)	15,310	252
Cash, beginning of period	5,425	5,600	-
Cash, end of period	$252	$20,910	$252
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$6,388
Income Taxes	-	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Return and Cancellation of 30,000,000 shares of common stock	$30,000	$-	$30,000

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

Basis of Presentation

The interim financial information of the Company as of June 30, 2011 and for the six-month period ended June 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's annual  Form 10-K filing for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2010.

Note 2 - Property and Equipment

The Company's property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

Property & Equipment:	June 30, 2011	December 31, 2010
Furniture	$1,030	$1,030
Computer Equipment	15,316	15,316
Total Property & Equipment	16,346	16,346
Accumulated Depreciation	(16,346)	(16,273)
Net Property & Equipment	$-	$73

Depreciation expense for the three months ended June 30, 2011 and 2010 was $37 and  $37, respectively and for the six months ended June 30, 2011 and 2010 was $73 and $74.

Note 3 - Related Party Transactions and Payable

Prior to June 30, 2011 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At June 30, 2011 and December 31, 2010 the Company owed $1,325 to the officer/shareholder.

Note 4 - Note Payable

On December 20, 2010 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.  Accrued interest payable was $211 and $24 at June 30, 2011 and December 31, 2010, respectively.

On March 18, 2011 the Company executed a promissory note in which it borrowed $3,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note have been used to cover operations.  Accrued interest payable was $68 at June 30, 2011.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2011.

The Company has authorized 100,000,000 shares of $0.001 par value common stock.  During July 2004, the Company issued 3,750,000 shares of common stock for cash of $5,000 at approximately $0.0013 per share.  In November 2004, the Company issued 100,500 shares of common stock for cash of $13,400 at approximately $0.133 per share.   During April 2005, the Company issued 113,250 shares of common stock for cash of $15,100 at approximately $0.133 per share.  During April 2006, the Company issued 151,500 shares of common stock for cash of $50,500 at approximately $0.333 per share.

On August 6, 2009, the Company effected a one for four reverse stock split.

On August 12, 2009, the Company issued 60,000,000 shares of post-split common stock for cash of $20,000 at approximately $0.0003 per share.  This transaction resulted in a change in control of the Company.

On April 20, 2010, the Company issued 60,000,000 shares of post-split common stock for cash of $20,000 at approximately $0.0003 per share.  This transaction resulted in a change in control of the Company.

On June 8, 2011, Thirty million (30,000,000) shares of the Company's post-split common stock were canceled and returned  to the authorized but unissued shares of common stock of the Company.

On June 8, 2011, the Company authorized a three for one forward split of the Company's issued and outstanding shares of common stock for shareholders of record as of June 10, 2011.  After the split the Company had 94,115,250 shares outstanding.  This transaction was effective June 27, 2011.  The financial statements have been restated, for all periods presented, to reflect the stock split.

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 7 - Loss per Share

The following data shows the amounts used in computing loss per share for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Loss available to common Stockholders (numerator)	$(6,167)	$(6,627)	$(12,169)	$(14,391)

Weighted average number of common shares outstanding during the period
used in loss per share (denominator)	116,862,503	110,928,438	120,468,841	87,651,162

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

Note 9 - Subsequent Events

On July 7, 2011 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and concluded there are no events to disclose.

ITEM 2.  PLAN OF OPERATION

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

We did not generate any revenue for the three months ended June 30, 2011 or 2010. For the three months ended June 30, 2011 we had general and administrative expenses of $6,008 and interest expense of $159 for a net loss of $6,167 compared to general and administrative expenses of $6,627 for a net loss of the same amount for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We did not generate any revenue for the six months ended June 30, 2011 or 2010. For the six months ended June 30, 2011 we had general and administrative expenses of $11,914 and interest expense of $255 for a net loss of $12,169 compared to general and administrative expenses of $14,391 for a net loss of the same amount for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $252 in cash.  As of June 30, 2011, our liabilities were $23,570 which included $13,966 in accounts payable, $1,325 in advances payable to a related party, $8,000 in a note payable and $279 in interest payable.

Prior to September 30, 2010 an officer/shareholder of the Company paid expenses on behalf of the Company.  The advances bear no interest and are due on demand.  At June 30, 2011 and December, 31, 2010 the Company owed $1,325 to the officer/shareholder.

On December 20, 2010 the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note were used to cover operations.  Accrued interest payable was $211 and $24 at June 30, 2011 and December 31, 2010, respectively.

On March 18, 2011 the Company executed a promissory note in which it borrowed $3,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note were used to cover operations.  Accrued interest payable was $68 at June 30, 2011.

Subsequent to the date of this report, on July 7, 2011, the Company executed a promissory note in which it borrowed $5,000 from an unrelated third party.  The note is due twenty-four months from the date of the note and accrues interest at a rate of 8.0%.  Proceeds from the note will be used to cover operations.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering into any such commitments.  We will likely need additional funds to cover our expenses for the next year.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Tattersall (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2009, the Company sold 60,000,000 shares of post split restricted common stock for $20,000 cash to an accredited investor, Mr. Adam Krommenhoek.  The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

On April 20, 2010, the Company sold 60,000,000 shares of post split restricted common stock for $20,000 cash to an accredited investor, Mr. Gordon Tattersall. The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

On June 8, 2011, the Company authorized a three for one forward split of the Company’s issued and outstanding shares of common stock for shareholder of record as of June 20, 2011.  After the split, the Company had 94,115,250 shares outstanding.  This transaction was effective June 27, 2011.

Prior to the forward split, 30,000,000 shares of the Company's post split restricted common stock were canceled and returned  to the authorized but unissued shares of common stock of the Company on June 8, 2011.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   (Removed and Reserved)

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

BLUE MOOSE MEDIA, INC.

Date: August 11, 2011

By: /s/ Gordon Tattersall

Gordon Tattersall, President and Chief Financial Officer