Form 10-Q
period 2011-09-30
LIQTECH INTERNATIONAL INC
filed 2011-11-15
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

     .. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53769

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grusbakken 12, DK-2820 Gentofte Denmark
(Address of principal executive offices)	(Zip Code)

+4544986000

(Registrant’s telephone number, including area code)

Blue Moose Media, Inc.

11807 Elk Drive Riverton, Utah 84065

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, at November 14, 2011, was 21,600,000 shares

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2011

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”) and LiqTech A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Denmark”), LiqTech International A/S (formerly Cometas A/S), a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Denmark, LiqTech Int. DK and LiqTech Delaware are the “Subsidiaries”.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
ASSETS	2011	2010
CURRENT ASSETS:	(UNAUDITED)
Cash	$397,881	$559,259
Accounts Receivable, net	5,668,120	3,029,075
Other Receivables	957,280	517,296
Inventories	2,447,198	1,885,681
Prepaid Expenses	235,435	110,552
Current Deferred Tax Asset	-	7,000

Total Current Assets	9,705,914	6,108,863

PROPERTY AND EQUIPMENT, net accumulated depreciation	6,321,836	6,423,027

OTHER ASSETS:
Other Intangible Assets	46,455	81,554
Other Investments	6,759	-
Deposits	44,093	43,537

Total Other Assets	97,307	125,091

Total Assets	$16,125,057	$12,656,981

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of Credit	$517,223	$1,033,088
Current portion of notes payable	449,505	100,000
Current portion of notes payable - related party, net of discount of $98,936 and $0	3,666,415	-
Current Portion of capital lease obligation	209,675	156,204
Accounts Payable - Trade	2,926,152	1,065,567
Accrued Expenses	757,485	718,712
Accrued Income Taxes Payable	164,966	-
Other Accrued Liabilities	7,387	7,155

Total Current Liabilities	8,698,808	3,080,726

Notes Payable and Long-Term Debt	-	400,000
Long-Term Capital Lease Obligations	1,036,595	925,749
Deferred Tax Liability	394,698	480,040

Total Long-Term Liabilities	1,431,293	1,805,789
Total Liabilities	10,130,101	4,886,515

STOCKHOLDERS' EQUITY:
Common Stock; par value $0,001, 100,000,000 and 10,000,000 shares authorized, 21,600,000 and 9,308,333 shares issued and outstanding at September 30, 2011, and December 31, 2010	21,600	9,309
Additional Paid-in Capital	5,212,297	2,532,776
Treasury Stock, at cost, 0 and 46,070 shares held at September 30, 2011 and December 31, 2010	-	(25,019)
Retained Earnings	4,765,229	4,367,372
Other Comprehensive Income, net	(310,520)	(256,123)
Note Receivable from a Shareholder, net of discount of $98,936 and $0, respectively	(3,719,327)	(80,000)
Uncontrolled Interest in Subsidiaries	25,677	1,222,151
Total Stockholders' Equity	5,994,956	7,770,466

Total Liabilities and Stockholders' Equity	$16,125,057	$12,656,981

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
NET SALES	$6,829,535	$4,208,137	$13,552,746	$12,461,177
COST OF GOODS SOLD	5,369,166	3,226,287	10,237,494	9,394,423

GROSS PROFIT	1,460,369	981,850	3,315,252	3,066,754

OPERATING EXPENSES:
Selling Expense	402,648	343,053	1,037,853	1,003,844
General and Administrative Expenses	263,243	214,614	1,139,078	1,219,112
Research and Development	126,680	52,974	374,505	362,339

Total Operating Expense	792,571	610,641	2,551,436	2,585,295

INCOME FROM OPERATIONS	667,798	371,209	763,816	481,459

OTHER INCOME (EXPENSE)
Interest and Other Income	31,417	12,764	50,189	93,905
Interest (Expense)	(59,923)	(27,916)	(139,166)	(92,936)
Gain (Loss) on unconsolidated investments	-	50	-	(7,055)
Gain (Loss) on Currency Transactions	8,658	(14,493)	(25,832)	60,203

Total Other Income (Expense)	(19,848)	(29,595)	(114,809)	54,117

INCOME BEFORE INCOME TAXES	647,950	341,614	649,007	535,576

INCOME TAX EXPENSE	91,347	206,303	188,557	358,795

NET INCOME	556,603	135,311	460,450	176,781

NET INCOME ATTRIBUTABLE TO UNCONTROLLED INTEREST IN SUBSIDIARIES	72,397	54,199	82,207	(86,100)

NET INCOME ATTRIBUTABLE TO LIQTECH INTERNATIONAL, INC.	$484,206	$81,112	$378,243	$262,881

NET INCOME	556,603	135,311	460,450	176,781

CURRENCY TRANSLATION, NET	(456,337)	566,456	(65,918)	(307,400)
OTHER COMPREHENSIVE INCOME (LOSS)	$27,869	$701,767	$312,325	$(130,619)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST IN SUBSIDIARIES	(7,499)	(202,287)	11,521	70,036

OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO LIQTECH INTERNATIONAL, INC.	20,370	499,480	323,846	(60,583)

BASIC EARNINGS PER SHARE	$0.03	$0.01	$0.03	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,251,721	9,308,333	10,974,237	9,308,333

DILUTED EARNINGS PER SHARE	$0.03	$0.01	$0.03	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ASSUMING DILUTION	15,761,847	9,308,333	11,477,612	9,308,333

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$378,243	$262,881
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,059,535	942,449
Compensation from stock options	20,661	8,803
Bad debt expense	84,268	8,628
Change in deferred tax asset / liability	(78,342)	1,555
Uncontrolled interest in subsidiary	93,728	(78,106)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,922,908)	1,476,511
(Increase) decrease in inventory	(561,517)	(326,715)
(Increase) decrease in prepaid expenses/Deposits	(125,439)	88,730
Increase (decrease) in accounts payable	1,860,585	(93,038)
Increase (decrease) in accrued expenses	203,971	(385,594)
Total Adjustments	(365,458)	1,643,223
Net Cash Provided by Operating Activities	12,785	1,906,104

Cash Flows from Investing Activities:
Purchase of property and equipment	(946,242)	(1,045,769)
Purchase of Long-term investments	(6,759)	(91,031)
Net Cash Used by Investing Activities	(953,001)	(1,136,800)

Cash Flows from Financing Activities:
Proceeds (Payments) on Notes Payable	-	500,000
Net Proceed (Payments) on Lines of Credit	(624,696)	(666,293)
(Payments) on Notes Payable - Related Party	-	(305,620)
(Payments) on Capital Lease Obligation	(98,244)	(177,267)
Proceeds from issuance of common stock and warrants	4,607,087	-
Repurchase of common stock	(4,577,999)	-
Payments on Related Party Notes Receivable	1,527,088	-

Net Cash provided (Used) by Financing Activities	833,236	(649,180)

(Gain) loss on Currency translation	(54,397)	(314,809)

Net Increase (Decrease) in Cash and Cash Equivalents	(161,377)	(194,685)

Cash and Cash Equivalents at Beginning of Period	559,259	568,696
Cash and Cash Equivalents at End of Period	$397,882	$374,011

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Nine Months Ended September 30, 2011

The Company recorded a $280,039 capital contribution for the receipt of 400 shares of its subsidiary LiqTech International AS (former CoMeTas AS) with a non-controlling interests value of $325,208.

The Company entered into a capital lease to purchase $262,561 in equipment.

The Company reclassified $285,558 in leasehold improvements to other receivables for property destroyed in a fire, in which the Company has filed and expects to receive insurance reimbursement.

For the Nine Months Ended September 30, 2010

None

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVERSE ACQUISITION

On August 24, 2011, pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011, by and among, LiqTech International, Inc. (“Parent”) (formerly Blue Moose Media, Inc.), Blue Moose Delaware Merger Sub, Inc., ("BMD Sub"), a wholly owned subsidiary of Parent and LiqTech USA (the "Merger Agreement"), BMD Sub was merged with and into LiqTech USA (the "Merger") and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Parent.  Prior to the Merger there were 4,155,250 shares of the common stock, par value $.001 per share of Parent outstanding, pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA, was exchanged for 1,000 shares of Parent’s common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of Parent common stock being outstanding immediately following the Merger and  warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

Business and Basis of Presentation - The consolidated financial statements include the accounts of LiqTech International, Inc., "Company", “us", "we" and "our" as used in this report refer to LiqTech International, Inc. and its subsidiaries (set forth below), which engages in the development, design, production, marketing and sale of diesel particulate air and liquid filters and kiln furniture in United States of America, Canada, Europe, Asia and Brazil.

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly Blue Moose Media, Inc.

LiqTech USA, Inc. (“LiqTech USA“), a Delaware corporation and a wholly-owned subsidiary of Parent formed in May 2011.

LiqTech A/S (“LiqTech AS“), a  Danish Corporation, incorporated on March 15, 1999, a wholly-owned subsidiary of LiqTech USA, engages in the development, design, production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in Europe, Asia and Brazil.

LiqTech International A/S, a Danish Corporation,  incorporated on January 15, 2000, formerly known as CoMeTas A/S (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech AS, engages in development, design, application, marketing and sale of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and Brazil. LiqTech Int. DK was a 75% owned subsidiary from August 24, 2011 to March 2011 and a 60% owned subsidiary prior to March 2011.

LiqTech NA, Inc. (“LiqTech NA“) a 100% owned subsidiary of LiqTech AS, incorporated in Delaware on July 1, 2005,  engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States of America and Canada. Prior to August 2011, LiqTech held a 90% interest in LiqTech NA.

LiqTech Asia (“LiqTech Asia“) a 60% owned subsidiary of LiqTech AS, incorporated in Korea on July 20, 2006, is currently a dormant subsidiary.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts and operations of the Company.  The non-controlling interests in the net assets of the subsidiaries are recorded in equity.  The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries.  All material inter-company transactions and accounts have been eliminated in the consolidation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation - The Group functional currency is the Danish Krone (“DKK”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (5.51DKK and 5.61DKK to $1 at September 30, 2011 and at December 31, 2010, respectively) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the 2011 and 2010 (5.31DKK and 5.67DKK to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no balances held in financial institution in the United States in excess of federally insured amounts at September 30, 2011 and December 31, 2010.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2011 and twelve months ended December 31, 2010 is as follows:

	2011	2010
Allowance for doubtful accounts at the beginning of the period	$452,266	$221,400
Bad debt expense	-	428,960
Amount of receivables written off	(452,266)	198,094
Allowance for doubtful accounts at the end of the period	$-	$452,266

Inventory - Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to twenty years (See Note 4).

Long-Term Investments - Investments in non-public companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

Intangible Assets – Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortized the patents on a straight line basis over the estimated useful life of two to ten years.

Revenue Recognition and Sales Incentives - The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Cost - Cost incurred in connection with advertising of the Company’s products are expensed as incurred. Such costs amounted to $28,131 and $19,736, for the nine months ended September 30, 2011 and 2010, respectively.

Research and Development Cost - The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the nine months ended September 30, 2011 and 2010 are $374,505, and $362,339, respectively, of research and development costs.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Earnings Per Share – The Company calculates earnings per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options - The Companies have stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 12. During the years presented in the accompanying consolidated financial statements, the Company has granted options under its stock option plans. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $20,661 and $8,803 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the nine months ended September 30, 2011 and 2010, respectively

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards - In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These new standards are effective for us beginning in the first quarter of 2012 and are to be applied retrospectively.

These amended standards will impact the presentation of other comprehensive income but will not impact our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Restatement - The common  shares  outstanding,  common  stock and  additional  paid in capital have been restated in the December 31, 2010 financial statements to reflect the 9,308,333 shares par value of $0.001  per share issued for the 1,560 shares par value of DKK 1,000 per share of LiqTech AS in connection with the Merger.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes receivable from related parties - At September 30, 2010, LiqTech NA had a note receivable of $80,000 from an officer bearing interest at 4%. The note was secured by the officer’s stock in the Company and was due on demand.  The note was paid in full as of September 30, 2011.  Interest income of $2,087 and $2,400 was recorded and received for the nine months ended September 30, 2011 and 2010, respectively.

The Company has a $3,765,351 note receivable, net of a discount of $98,936 as of September 30, 2011, from a shareholder resulting from the purchase of common shares and classified as equity in the accompanying financial statements.  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. During the three and nine months ended September 30, 2011 the Company recorded interest income of $21,664 as a result of amortization of the discount.

The Company recorded a $1,500,000 note receivable from the sale of common shares with $52,912 remaining outstanding as of September 30, 2011.  The $52,912 was collected in October 2011.

Notes payable from a related party - The Company has a $3,765,351 note payable, net of a discount of $98,936 as of September 30, 2011, to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. During the three and nine months ended September 30, 2011 the Company record interest expense of $21,664 as a result of amortization of the discount.

During, 2010, the Company paid $1,586,200 the remaining balance of a note payable plus interest accruing at 6% to an entity controlled by the majority shareholder.

NOTE 3 - INVENTORY

Inventory consists of the following at September 30, 2011 and December 31, 2010:

	2011	2010

Furnace parts and supplies	$157,152	$250,526
Raw materials	796,327	397,634
Work in process	1,013,563	529,253
Finished goods	493,156	721,268
Reserve for obsolescence	(13,000)	(13,000)

Net Inventory	$2,447,198	$1,885,681

The Company’s inventory is held as collateral on the Company’s line of credits.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2011 and December 31, 2010:

	Useful Life	2011	2010

Production equipment	3 – 10	$9,827,282	$9,177,522
Lab equipment	3 – 10	359,045	354,435
Computer equipment	3 – 10	160,562	171,232
Vehicles	3	11,014	10,814
Building	20	218,790	214,807
Leasehold improvements	10	610,135	573,650

		11,186,828	10,502,460
Less Accumulated Depreciation		(4,864,992)	(4,079,433)

Net Property and Equipment		$6,321,836	$6,423,027

Depreciation expense amounted to $1,020,027 and $892,547, for the nine months ended September 30, 2011 and 2010, respectively. The Company’s property and equipment is held as collateral on the lines of credit.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products of $46,455 and $81,554, respectively.  The patents are recorded at cost and amortized over two to ten years.  Amortization expense for the nine months ended September 30, 2011 and 2010 is $33,267 and $31,075, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,

2011	$9,553
2012	6,964
2013	6,964
2014	6,964
2015	6,964
Thereafter	9,036
$46,455

NOTE 6 – LINES OF CREDIT

LiqTech AS has a DKK 6,000,000 (Approximately $1,088,712 at September 30, 2011) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $1,082,453 and $764,571 outstanding as of September 30, 2011 and December 31, 2010, respectively.  Interest is charged monthly at 4.71% at September 30, 2011, the line is secured by certain of the Company’s receivables, inventory and equipment. At September 30, 2011, there was $6,259 available on the line.

LiqTech Int. DK has a DKK 3,000,000 ($544,356 and $534,445 at September 30, 2011 and December 31, 2010, respectively) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $526,156 and $268,517 outstanding as of September 30, 2011 and December 31, 2010, respectively.  Interest is charged monthly at 4.71% at September 30, 2011, the line is secured by certain of the Company’s receivables, inventory and equipment. As of September 30, 2011, there was $18,200 available on the line.

NOTE 7 – NOTES PAYABLE

$475,000 Note Payable – In September 2011 LiqTech AS entered into a notes payable agreement with a financial institution, wherein LiqTech AS drew down $475,000 through September 30, 2011. Interest is charged monthly at 4.95% at September 30, 2011. The line is secured by certain of the Company’s receivables, inventory and equipment. The line is payable in quarterly principal installments of $25,000 plus interest through June 30, 2016.

Maturities of notes payable as stipulated in the agreements, at September 30, 2011 are as follows:

Year ending December 31,

2011	$25,000
2012	100,000
2013	100,000
2014	100,000
2015	100,000
2016	50,000
$475,000

NOTE 8 – LEASES

Operating Leases - The Company leases office and production facilities under operating lease agreements expiring in August 31, 2013, December 2011, March 2014, and July 2016.  Some of these lease agreements have a right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2011 are as follows:

Year ending December 31	Lease Payments

2011	$122,044
2012	393,257
2013	321,252
2014	277,277
2015	276,732
Thereafter	184,488

Total Minimum Lease Payments	$1,575,050

Lease expense charged to operations was $429,877 and $382,651, for the nine months ended September 30, 2011, and 2010.

Capital Lease - The Company leases equipment on various capital leases calling for monthly payments of $3,146, $3,208, $12,424, $4,628 and $701 expiring through March 2017.  At September 30, 2011 and at December 2010, the Company had recorded equipment on capital lease at $1,612,508 and $1,433,440, respectively, with related accumulated depreciation of $429,791 and $317,247, respectively.

During the year ended September 30, 2011 and 2010, depreciation expense for equipment on capital lease amounted to $136,168, and $127,368, respectively, and has been included in depreciation expense.  During the year ended September 30, 2011 and 2010, interest expense on capital lease obligation amounted to $59,217, and $62,947, respectively. In August 2011, the Company purchased an additional furnace to increase their production capacity for $262,000 financed under a capital lease plus installation cost of $150,000.

NOTE 8 – LEASES (continued)

Future minimum capital lease payments are as follows for the periods ended December 31:

As of September 30,
2011
2011	$72,323
2012	320,552
2013	280,876
2014	266,331
2015	204,623
Thereafter	344,996
Total minimum lease payments	1,489,701
Less amount representing interest	(243,431)
Present value of minimum lease payments	1,246,270
Less Current Portion	(209,675)
$1,036,595

NOTE 9 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees.  The amount LiqTech NA contributes is discretionary. For the nine months ending September 2011 and 2010, matching contributions were expensed and totaled $14,714 and $10,360, respectively.

NOTE 10 - ACQUISITIONS

On August 24, 2011, pursuant to the Merger Agreement, BMD Sub was merged with and into LiqTech USA, and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Parent. Prior to the Merger there were 4,155,250 shares of the common stock, par value $.001 per share of Parent outstanding,  pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA was exchanged for 1,000 shares of Parent common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of Parent common stock being outstanding immediately following the Merger and warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

In connection with the Merger, shareholders of Parent contributed and cancelled 89,960,000 common shares of the Parent thereby reducing the common share outstanding to 4,155,250.  Prior to the Merger, LiqTech USA completed a private placement offering of 63 Units at $100,000 per Unit (the “Offering”,) each such Unit consisting of 40 shares of LiqTech USA common stock (2,520,000 common shares of Parent after giving effect to the 1,000 for 1 share conversion into Parent upon the closing of the Merger) and a LiqTech USA Warrant for 20 shares of LiqTech USA common stock (1,260,000 warrants to purchase common shares of Parent after giving effect to the 1,000 for 1 share conversion into Parent upon closing of the Merger,) for gross proceeds of $4,800,000 in cash and a promissory note for $1,500,000 payable on September 7, 2011.  Prior to the Offering, LiqTech USA issued 2,946.417 common shares (2,949,417 common shares of Parent after giving effect to the 1,000 for 1 shares conversion into Parent upon the closing of the Merger) and warrants to purchase 1,440 common shares at an exercise price of $1,500 per share (warrants to purchase 1,440,000 common shares of Parent at an exercise price of $1.50 per share after giving effect to the 1,000 for 1 share conversion into Parent upon closing of the Merger) for gross proceeds of $50,000 in cash and 19,500,000 DKK notes payable ($3,765,351 based upon the currency exchange rate of $1.00 = 5.1788 DKK as August 22, 2011.)  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012.  In connection with the Merger, LiqTech, USA acquired all of the outstanding equity interests in LiqTech AS and all of the outstanding equity interests in LiqTech Int. DK and LiqTech NA not owned by LiqTech AS, directly from the holders of such equity interests.  In exchange for such equity interests LiqTech USA paid the holders, in the aggregate of $4,577,999, promissory notes in the aggregate principal amount of 19,500,000 DKK ($3,765,351 based upon the currency exchange rate of $1.00 = 5.1788 DKK as August 22, 2011) and 9,308.333 common shares of LiqTech USA (9,308,333 common shares of Parent after giving effect to the 1,000 for 1 shares conversion into Parent upon closing of the Merger.)

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine months  ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net Income (Loss) attributable to LiqTech International Inc.	$484,205	$81,112	$378,242	$262,881

Weighted average number of common shares used in basic earnings per share	14,251,721	9,308,333	10,974,237	9,308,333

Effect of dilutive securities, stock options and warrants	1,510,126	-	503,375	-

Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	$15,761,847	$9,308,333	$11,477,612	$9,308,333

The Company included all outstanding common stock equivalents in the calculation of weighted average common shares and potential dilutive common shares outstanding.

The weighted average common  shares  outstanding used in the calculation of earning per shares for the three and nine months ended September 30, 2010, reflects the 9,308,333 issued to the former shareholders of LiqTech AS in connection with the reverse acquisition.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock – The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of September 30, 2011 and 2010, respectively, there were 21,600,000 and 9,308,333 common shares issued, and 21,600,000 and 9,262,263 common shares outstanding.

On April 19, 2011, the Company received 400 common shares, with a uncontrolled interest value of $325,208, (15% of the outstanding common shares) of LiqTech Int. DK (formerly CoMeTas AS) upon the departure of the Chief Executive Officer and recorded a capital contribution of $280,039.

Stock Options – In August 2011, the Company’s Board of Directors adopted a Stock Option Plan. Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies.  At September 30, 2011, the total number of shares of common stock granted under the Plan was 2,000,000 options.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech
International, Inc.
Expected term	3.5 Years
Volatility	0.07%
Risk free interest rate	2.33%
Dividend yield	0%

The Company recognized employee stock based compensation expense of $20,661 and $8,803 for the nine months end September 30, 2011 and 2010, respectively.  At September 30, 2011 the Company had approximately $39,230 of unrecognized compensation cost related to Non-vested options expected to be recognized through August 24, 2013.

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

A summary of the status of the options outstanding under the Company’s stock option plans at September 30, 2011 is presented below:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$1.50-$3.00	2,000,000	3.42 years	$2.625	66,667	$2.625

A summary of the status of the options granted under the Company’s stock option plans at September 30, 2011, and changes during the year is presented below:

	September 30, 2011
		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
LiqTech
International Inc.

Outstanding at beginning of period	0	$0	0	$-
Granted	2,000,000	2.625	3.42	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	2,000,000	$2.625	3.42	$1,750,000
Vested and Expected to Vest	666,667	$2.625	3.42	$583,334
Exercisable end of period	666,667	$2.625	3.42	$583,334

The total intrinsic value of options exercised during the year ended September 30, 2011 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2011 (for outstanding options), less the applicable exercise price.

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had four customers who accounted for 12%, 11%, 8% and 8% of total sales at September 30, 2011.  The Company had four significant customers who accounted for 31%, 14%, 12% and 9% of total sales at September 30, 2010.

The Company sells filters throughout the world; sales by geographical region are as follows for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States and Canada	2,384,398	2,064,592	4,774,876	3,499,884
South America	2,943	2,586	19,232	71,954
Asia	344,571	19,355	1,237,170	1,579,718
Europe	4,097,623	2,121,604	7,521,468	7,309,621
	6,829,535	4,208,137	13,552,746	12,461,177

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION (Continued)

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ceramic diesel particulate	5,824,865	3,348,708	11,418,854	10,953,209
Liquid filters	925,227	859,429	1,955,145	1,507,968
Kiln furniture	79,443	-	178,747	-
	6,829,535	4,208,137	13,552,746	12,461,177

NOTE 14 – EXTRAORDINARY EVENT

On July 19, 2011, the building housing LiqTech Int. DK (formerly CoMeTas AS) corporate office and production facility suffered damages resulting from a fire in the roof structure and portions of the corporate offices. The Production facility suffered structural and water damages making the facility unsafe for future use. The Company located a new facility and moved their operations and usable equipment. The Company is in the process of assessing the damages and has filed claims under two insurance policies on LiqTech Int. DK, a DKK 15,500,000 (approximately $2,750,000 USD) policy for casualty losses and a DKK 10,000,000 (approximately $1,800,000 USD) policy for business interruptions.

As of September 30, 2011 the Company has received DKK 1,108,000 (Approximately $201,000) recorded as a $238,000 increase in sales and increase in $37,000 in costs of goods sold under the business interruption policy.

As of September 30, 2011 the Company has received DKK 4,184,000 (Approximately $760,000) under the casualty loss policy. Management has reclassified $285,558 in net assets from property and equipment to other receivables for lost leasehold improvements at the former facility currently being reimbursed and replaced in the new facility. Final assessments of the overall damages have not been completed but the overall loss will be within the insured amounts. The insurance company has informed the Company that they will cover any losses to the underlying assets and business interruptions within the insured amounts.

NOTE 15 – SUBSEQUENT EVENT

The Company’s management reviewed material events through November 11, 2011.

In October the Company opened sales offices in France and Germany. The Company has not yet entered into operating leases for office facilities for any of the countries at the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a Nevada corporation, formerly named “Blue Moose Media, Inc.” (“Blue Moose”).  In October 2011 we changed our name to “LiqTech International, Inc.” We have for more than a decade developed and manufactured products of re-crystallized silicon carbide.  Among these, we have been specializing in three business areas: diesel particulate filters for the control of soot exhaust particles from diesel engines, ceramic membranes for liquid filtration and kiln furniture for the refractory industry. We are an award winning cleantech company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies.

Prior to August 24, 2011, Blue Moose was a “shell” company with no business or operations.  On August 24, 2011 (the "Effective Time"), pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011, by and among Blue Moose, Blue Moose Delaware Merger Sub, Inc. ("BMD Sub"), a wholly owned subsidiary of Blue Moose and LiqTech USA (the "Merger Agreement"), BMD Sub was merged with and into LiqTech USA (the "Merger") and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Blue Moose.

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark, LiqTech Int. DK (formerly known as Cometas) and LiqTech Delaware.  As a result of the Merger, Blue Moose changed its management and reconstituted its board of directors. On the Effective Time, Gordon Tattarsall, the president, the chief financial officer and the sole director of Blue Moose, resigned as president and chief financial officer.  As Blue Moose’s sole director, Mr. Tattersall appointed Aldo Petersen as a director of Blue Moose, and they then appointed Lasse Andreassen and Soren Degn as the officers of Blue Moose, and Lasse Andreassen, Paul Burgon, John Nemelka and Michael Sonneland as directors of Blue Moose.  However, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), the other new directors did not take office until ten days after we file an Information Statement pursuant to Rule 14f-1 of the Securities and Exchange Act of 1933, as amended and mail that statement to our stockholders of record (the “Effective Date”).  In addition, at the Effective Time, Mr. Tattarsall resigned as a director of Blue Moose effective as of the Effective Date.

All references to “us,” “we,” and “our” refer to LiqTech International, Inc. and its direct and indirect subsidiaries after the Merger.

Our Company

We conduct operations in the Kingdom of Denmark and the United States.  Our Danish operations are conducted by our wholly owned subsidiaries LiqTech  Denmark and LiqTech Int. DK located in the Copenhagen, Denmark area and our U.S. operations are conducted by our wholly-owned subsidiary LiqTech Delaware located in White Bear Lake, Minnesota.

We manufacture and sell (i) diesel particulate filters (“DPF”) for the control of soot exhaust particles from diesel engines; (ii) ceramic membranes for the filtration of liquid and (iii) kiln furniture to support ceramics during the firing process.

Diesel Particulate Filters

We sell our DPF for exhaust emission control solutions to the verified retrofit and OEM market through our direct sales force.  DPF sales are generally made to distributors specializing in sales to end users. We use a proprietary nano washcoat to provide catalytic coating for anything from diesel particulate filters to catalytic converters. We have developed a robust silicon carbide diesel particulate filter that is especially useful for vehicles that produce a high soot load, and if properly maintained, should last as long as the vehicle's engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience and thermal conductivity.  Our DPF products are sold worldwide, under the LiqTech brand name.

For the three and nine month periods ended September 30, 2011 our sales of DPFs were $5,824,865 and $11,418,854, respectively.

Ceramic Silicon Carbide Membranes for Liquid Filtration

We sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (SiC Filters) that currently focus on the following end markets:

•

Produced water; and

•

Pre-filtration for reverse osmosis;

and for use in:

•

Industrial applications;

•

Drinking water;

•

Waste water treatment; and

•

Ballast water.

Our SiC Filters are sold through our direct sales force under the LiqTech and Cometas brand names.

For the year ended December 31, 2010 we received $434,957 of grants from governmental entities.  In 2011 we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a silicon carbide based membrane that can perform reverse osmosis. If we are successful, this will be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water directly from sea water.

Increasing government regulation on treatment of produced water may increase our sales of SiC Filters, if existing technology has difficulty meeting any increased requirements, because the hydro cyclone technology currently used in most treatment of produced water is not effective at taking out suspended solids and is prone to clogging.

For the three and nine month periods ended September 30, 2011 our sales of ceramic silicon carbide membranes were $925,227 and $1,955,145, respectively.

Kiln Furniture

Kiln furniture refers to all items used in the kiln to support ceramics which also creates additional space to maximize the number of items for each firing.  Our high-quality SiC kiln furniture can be thinner (allowing more items to be added for each firing), withstand higher heat, last longer and can reduce the firing time (significantly reducing energy costs).

We intend to produce kiln furniture as a means to maximize the efficiency of our manufacturing process, not as one of our primary products, and as such, sales are immaterial.

We began selling kiln furniture in 2011 and our sales for the three and nine month periods ended September 30, 2011 were $178,747 and $79,443, respectively.

Manufacturing

We currently manufacture our products in facilities located in Ballerup and Gentofte, Denmark and White Bear Lake, Minnesota.  The main raw materials that we use in our manufacturing process are silicon carbide, platinum and palladium.  We purchase these commodities from various sources generally based upon availability and price.  Our principal suppliers of these raw materials are the Saint Gobain Group, Washington Mills Ceramics Corporation, ESK Ceramics GmbH, and Heraeus Metal Processing Ltd.

Our manufacturing facilities are operating at peak capacity and we have contracted with a subcontractor located in Tennessee USA and Svendborg, Denmark to enable us to meet the current demand for our products.  We have plans to expand our production capacity in both Denmark and Minnesota.

Sales

Our products are sold primarily to large industrial customers.  For the nine months period ended September 30, 2011 our four largest customers accounted for approximately 12%, 11% 8% and 8%, respectively, of our net sales (approximately 39% in total). For the nine months period ended September 30, 2010 our four largest customers accounted for approximately 31%, 14% 12% and 9%, respectively, of our net sales (approximately 66% in total).  We will actively market our existing products to new customers as we increase our production capacity.

Government Regulation

We do not believe that we are subject to any special governmental regulations affecting our products in the countries in which we have operations, except that in Minnesota we are required to comply with the Minnesota Air Pollution standards related to the use of our incinerator located in our Minnesota facilities.

Research and Development

At September 30, 2011 we have 85 employees, of which 5 spend a majority of their time on research and development.  For the nine months ended September 30, 2011 and 2010 we spent $369,093 and $362,339, respectively, for research and development.   For the year ended December 31, 2010 we spent $421,518.

Competition

Our products compete with other filters which are made using both ceramic and plastic membranes.  Most of our competitors are large industrial companies.  However, we believe our patented technology allows us to produce high quality, low cost products that give us an advantage over many of our competitors.  We intend to continue to devote resources to improving our products in order to maintain our existing customers and to add new customers.

Results of Operations

The following table sets forth our revenues, expenses and net income for the three and nine month periods ended September 30, 2011 and 2010.  The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Three months ended September 30,
		As a %		As a %	Period to Period Change
	2011	of Sales	2010	of Sales	US$	Percent %
TOTAL REVENUES	$6,829,535	100.0%	$4,208,137	100.0%	$2,621,398	62.3
Cost of goods sold	5,369,166	78.6	3,226,287	76.7	2,142,879	66.4
Gross Profit	1,460,369	21.4	981,850	23.3	478,519	48.7

Selling and Maketing	402,648	5.9	343,053	8.2	59,595	17.4
Administrative expenses	263,243	3.9	214,614	5.1	48,629	22.7
Research and Development	126,680	1.9	52,974	1.3	73,706	139.1
Total Operating Expenses	792,571	11.6	610,641	8.9	181,930	29.8

Income from Operating	667,798	9.8	371,209	8.8	296,589	79.9

Other Income (Expenses)	(19,848)	(0.3)	(29,595)	(0.7)	9,747	(32.9)
Income Before Income Taxes	647,950	9.5	341,614	8.1	306,336	89.7

Income Taxes Expense	91,347	1.3	206,303	4.9	(114,956)	(55.7)

Net Income	556,603	8.1	135,311	3.2	421,292	311.4

Less Net Loss attributable to the uncontrolled interest in Subsidiaries	(72,397)	(1.1)	(54,199)	(1.3)	(18,198)	33.6

Net Income attributable to LiqTech	$484,206	7.1	$81,112	1.9	403,094	497.0

	Nine months ended September 30,
		As a %		As a %	Period to Period Change
	2011	of Sales	2010	of Sales	US$	Percent %

TOTAL REVENUES	$13,552,746	100.0%	$12,461,177	100.0%	$1,091,569	8.8
Cost of goods sold	10,237,494	75.5	9,394,423	75.4	843,071	9.0
Gross Profit	3,315,252	24.5	3,066,754	24.6	248,498	8.1

Selling and Maketing	1,037,853	7.7	1,003,844	8.1	34,009	3.4
Administrative expenses	1,139,078	8.4	1,219,112	9.8	(80,034)	(6.6)
Research and Development	374,505	2.8	362,339	2.9	12,166	3.4
Total Operating Expenses	2,551,436	18.8	2,585,295	20.7	(33,859)	(1.3)

Income from Operating	763,816	5.6	481,459	3.9	282,357	58.6

Other Income (Expenses)	(114,809)	(0.8)	54,117	0.4	(168,926)	(312.1)
Income Before Income Taxes	649,007	4.8	535,576	4.3	113,431	21.2

Income Taxes Expense	188,557	1.4	358,795	2.9	(170,238)	(47.4)

Net Income	460,450	3.4	176,781	1.4	283,669	160.5

Less Net Income (Loss) attributable to the uncontrolled interest in Subsidiaries	(82,207)	(0.6)	86,100	0.7	(168,307)	(195.5)

Net Income attributable to LiqTech	$378,243	2.8	$262,881	2.1	115,362	43.9

Comparison of the three month periods ended September 30, 2011 and September 30, 2010

Revenues

Net sales for the three month period ended September 30, 2011 was $6,829,535 compared to $4,208,137 for the same period in 2010, representing an increase of $2,621,398, or 62.3%. The increase was mainly due to an increase in demand for our products consisting of an increase in sales of DPFs of $2,476,157, SiC Filters of $65,798 and Kiln furniture of $79,443, which we believe are attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London.

Gross profit

Gross profit for the three month period ended September 30, 2011 was $1,460,369 compared to $981,850 for same period in 2010, representing an increase of $478,519, or 48.7%.  The increase was mainly due to increasing demand for our products which we believe is primarily attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London.  The gross profit margin for the three month period ended September 30, 2011 was 21.4% compared to 23.3% for the three month period ended September 30, 2010.

Expenses

Total operating expenses for the three month period ended September 30, 2011 was $792,571, an increase of $181,930, or 29.8%, compared to $610,641 for the same period in 2010.  The largest contributors to the increase in operating expenses was an increase in research and development of $73,706 or 139.1%, selling expenses of $59,595 or 17.4% and general and administrative expenses of $48,629 or 22.7%.

Selling expenses for the three month period ended September 30, 2011 was $402,648 compared to $343,053 for the same period in 2010, representing an increase of $59,595 or 17.4%.  The increase is due to generally increasing costs and an investment in more sales resources for new markets.

General and administrative expenses for the three month period ended September 30, 2011 was $263,243 compared to $214,614 for the same period in 2010, representing an increase of $48,629, or 22.7%.  The increase is mainly due to generally increasing costs including, an additional $19,615 of compensation expense for options granted to employees and management which were not a part of the costs for three months period ended September 30, 2010.

Research and development expenses for the three month period ended September 30, 2011 was $126,680 compared to $52,974 for the same period in 2010, representing an increase of $73,706, or 139.1%. The increase is due to general increasing costs and our increasing investments into SiC Filters, especially in North America.

Net Income

Net income attributable to us for the three month period ended September 30, 2011 was a profit of $484,206 compared to a profit of $81,112 for the comparable period in 2010, representing an increase of $403,094, or 497.0%.  This increase was primarily attributable to an increase of $478,519 in our gross profit, a decrease in income tax expense of $114,956 and partly offset by an increase of $181,930 in operating expenses. The largest contributors to the increase in operating expenses was an increase in research and development by $73,706 or 139.1%, a selling and marketing expense increase by $59,595 or 17.4% and an increase in administrative expenses of $48,629 or 22.7%.

Comparison of the nine month periods ended September 30, 2011 and September 30, 2010

Revenues

Net sales for the nine month period ended September 30, 2011 was $13,552,746 compared to $12,461,177 for the same period in 2010, representing an increase of $1,091,569, or 8.8%. The increase was mainly due to an increase in demand for our products consisting of an increase in sales of DPFs of $465,645, SiC Filters of $447,177 and Kiln furniture of $178,747, which we believe are primarily attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London.

Gross profit

Gross profit for the nine month period ended September 30, 2011 was $3,315,252 compared to $3,066,754 for same period in 2010, representing an increase of $248,498, or 8.1%. The increase was mainly due to increasing demand for our products which we believe is primarily attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London. The gross profit margin for the nine month period ended September 30, 2011 was 24.5% compared to 24.6% for the nine month period ended September 30, 2010.

Expenses

Total operating expenses for the nine month period ended September, 2011 was $2,551,436, a decrease of $33,859, or 1.3%, compared to $2,585,295 for the same period in 2010.  The 1.3% decrease in our operating expense is a result of a very tight cost control due to continuing the streamlining of our organization.

Selling expenses for the nine month period ended September, 2011 was $1,037,853 compared to $1,003,844 for the same period in 2010, representing an increase of $34,009, or 3.4%.  The increase is due to general increasing costs and an investment in more sales resources in the last part of the period.

General and administrative expenses for the nine month period ended September 30, 2011 was $1,139,078 compared to $1,219,112 for the same period in 2010, representing a decrease of $80,034, or 6.6%.  The decrease is mainly due to a reduction in salaries caused by streamlining our organization for the nine month period ended September 30, 2011 compared to the same period in 2010.

Research and development expenses for the nine month period ended September 30, 2011 was $374,505 compared to $362,093 for the same period in 2010, representing an increase of $12,166, or 3.4%. The increase is due to general increasing costs and investments into SiC Filters, especially in North America.

Net Income

Net income attributable to the Company for the nine month period ended September 30, 2011 was a profit of $378,243 compared to a profit of $262,881 for the comparable period in 2010, representing an increase of $115,362, or 43.9%.  This increase was primarily attributable to an increase of $248,498 in our gross profit, a decrease in our total operating expenses of $33,859 and partly offset by a decrease of $168,926 in other income/expenses due to interest on additional borrowing to purchase and lease equipment and $168,307 in attributable to the non-controlling interest in Subsidiaries.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit.  At September 30, 2011, we had cash of $397,881 and working capital of $1,007,106 and at December 31, 2010 we had cash of $559,259 and working capital of $3,028,137. At September 30, 2011, our working capital decreased by $3,666,416 due to the notes payable to related parties classified as a current liability.  These notes will be paid when we collect the $3,666,416 subscription receivable classified as equity in the accompanying financial statements. Excluding these notes payable to related parties from the calculation of working capital, working capital at September 30, 2011 was $4,673,522 a $1,645,384 increase compared to December 31, 2010.

LiqTech Denmark has a DKK 6,000,000 (approximately $1,088,712 at September 30, 2011) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $1,082,453 and $764,571 outstanding as of September 30, 2011 and December 31, 2010, respectively.  Interest is charged monthly at 4.71% at September 30, 2011, and the line is secured by certain of the Company’s receivables, inventory and equipment.  At September 30, 2011, there was $6,259 available on the line.

LiqTech Int. DK has a DKK 3,000,000 ($544,356 and $534,445 at September 30, 2011 and December 31, 2010) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $526,156 and $268,517 outstanding as of September 30, 2011 and December 31, 2010, respectively. Interest is charged monthly at 4.71% at September 30, 2011, the line is secured by certain of the Company’s receivables, inventory and equipment. As of September 30, 2011, there was $18,200 available on the line.

In general, lines of credit in Denmark are due on demand.  We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash from operations for the nine month period ended September 30, 2011 was $12,785, a decrease of $1,893,319 compared to the nine months period ended September 30, 2010 due to change in working capital of $2,305,202 partly offset by adjustment for non-cash items of $296,521and higher net income of $115,361.

Changes in assets and liabilities as of September 30, 2011 compared to December 31, 2010 included the following:

Accounts receivable increased by $2,639,045 due to high sales in the quarter ended September 30, 2011 compared to the year ended December 31, 2010 and accounts payable increased by $1,860,585 due to the higher activity level in the quarter ended September 30, 2011 compared to the year ended December 31, 2010.

Cash used for investing activities decreased in the first nine months of 2011, compared to the first nine months of 2010, primarily due to an approximately $100,000 or 9.5% lower investment in production equipment and an approximately $84,000 lower investment in purchase of long-term investments. Despite the decrease for the nine month period of 2011 we have and will continue to invest in additional production equipment in order to meet the continuing increase in the demand for our products.

The increase of approximately $1,482,000 in cash provided by financing activities in the first nine months of 2011, compared to the first nine months of 2010, was primarily due to cash received in connection with the reverse merger in the quarter ended September 30, 2011.

Significant Accounting Policies

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•

the assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;

•

the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;

•

the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;

•

the valuation of inventory, which impacts gross margin; and

•

the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

Below, we discuss these policies further, as well as the estimates and judgments involved.

Accounts Receivable / Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. Factors that we consider in establishing the allowance include known troubled accounts, historical experience, age, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the six months ended September 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Allowance for doubtful accounts at the beginning of the period	$452,266	$221,400
Bad debt expense	-	428,960
Amount of receivables written off	(452,266)	(198,094)
Allowance for doubtful accounts at the end of the period	$-	$452,266

Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets such as goodwill, intangible assets, and property, plant and equipment are considered non-financial assets, and are recorded at fair value only if an impairment charge is recognized.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements.  If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the nine months ended September 30, 2011 and 2010, no impairment charge of long-lived assets has been recorded.

Income Taxes

We must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management’s plans and methods of allocating research and development costs to the underlying reporting units.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in Denmark and the United States. When a tax position is determined uncertain, we recognize liabilities based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. If uncertainties arise we re-evaluate the tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical production, compared to total available capacity. If the factory production are below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past two years we have experience no excess capacity charges.  We have had to outsource the firing of certain product to meet demand.

Loss Contingencies

We are subject to various legal and administrative proceedings and asserted and potential claims, accruals related product warranties and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. With respect to estimating the losses associated with repairing and replacing parts in connection with product warranty, we make judgments with respect to customer claim rates.  Current warranty estimates are immaterial for accrual or further disclosure. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Recent Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recently Enacted Accounting Standards” in the accompanying Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”),  Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure,

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, we granted options to purchase an aggregate of 2,000,000 shares of our common stock at exercise prices ranging from $1.50 and $3.00 per share.  The option grants were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub (2)
4.2	Form of Warrant issued to investors in the Private Placement (1)
10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement (1)
10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson (2)
10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak (2)
10.4	Lease Agreements for 1800 - 1810 Buerkle Road White Bear Lake, Minnesota 55110 (3)
10.5	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark (3)
10.6	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark (3)
10.7	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S (3)
10.8	DKK 3,000,000 Line of Credit Agreement,between LiqTech International A/S (formerly Cometas A/S) and Sydbank A/S (3)
10.9	Note Payable agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

_________________

**

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing,

(1)

Filed with the Commission on August 25, 2011 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)

Filed with the Commission on October 11, 2011 as an exhibit to the Company’s Current Report on Form 8-K, Amendment#1, and incorporated herein by reference.

(3)

Filed with the Commission on November 14, 2011 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: November 14, 2011

/s/ Lasse Andreassen

Lasse Andreassen, Chief Executive Officer

 (Principal Executive Officer)

Dated: November 14, 2011

/s/ Soren Degn

Soren Degn, Chief Financial Officer

(Principal Financial and Accounting Officer)