Form 10-K
period 2011-12-31
LIQTECH INTERNATIONAL INC
filed 2012-03-29
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53769
LiqTech International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4544986000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2011, the registrant’s common stock was not traded on any market or listed on any exchange and therefore, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock on June 30, 2011 was zero.  The registrant had annual revenues of less than $50 million during the fiscal year ended December 31, 2010.  As of March 23, 2012, there were 24,111,500 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

Item 1.      Business

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: diesel particulate filters for the control of soot exhaust particles from diesel engines, ceramic membranes for liquid filtration and kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives in Italy, Germany, France, Korea, Brazil and Singapore. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Denmark”), LiqTech International A/S (formerly known as Cometas A/S), a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Denmark International”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Denmark, LiqTech Denmark International and LiqTech Delaware are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are conducted by LiqTech Denmark and LiqTech Denmark International located in the Copenhagen, Denmark area and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.  In October 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.

Products

We manufacture and sell (i) diesel particulate filters for the control of soot exhaust particles from diesel engines; (ii) ceramic membranes for the filtration of liquid and (iii) to a much lesser extent, kiln furniture to support ceramics during the firing process.

Diesel Particulate Filters

We offer our diesel particulate filters (“DPF”) for exhaust emission control solutions to the verified retrofit and OEM market through our direct sales force. DPF sales are generally made to distributors specializing in sales to end users. We use a proprietary nano washcoat to provide catalytic coating for anything from diesel particulate filters to catalytic converters. We have developed a robust silicon carbide diesel particulate filter that is especially useful for vehicles that produce a high soot load, and, if properly maintained, should last as long as the vehicle’s engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience and thermal conductivity. Our DPF products are sold worldwide, under the LiqTech brand names.

Our silicon carbide filters can handle higher soot loads than filters that do not use a silicon carbide membrane, which makes them ideal for situations in which engines infrequently reach high enough temperatures to burn off soot. Examples include:

●	Garbage trucks;
●	Port vehicles;
●	Diesel pickup trucks not carrying a full load;
●	Off-road construction vehicles that idle for long periods of time; and
●	Intra-city vehicles that do not reach highway speeds.

Most of our competitors’ DPFs do not use a silicon carbide membrane.

Our DPFs have been installed in over 15,000 school buses, refuse trucks, city buses, government repair trucks and other vehicles in California. In New York and New Jersey, over 3,000 of our DPFs have been installed in city buses, garbage trucks, construction vehicles, school buses and other vehicles. In 2010, 10,173 diesel vehicles in the United States were retrofitted with DPFs, of which we estimate that more than 70% were retrofitted with LiqTech DPFs.

For the years ended December 31, 2011 and 2010, our sales of diesel particulate filters were $17,211,557 and $13,820,862, respectively, and accounted for 81.2% and 87.9% of our total sales, respectively.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech” and “Cometas” brand names, we manufacture and sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water” and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

●
Produced water:  Our membranes can be used for the filtration of water from oil produced in offshore platforms. We have performed testing with many of the major international private and public oil and gas companies. We have recently been awarded a contract by one of the major international oil and gas companies to provide and service produced water filters on one of its offshore platforms. Our products have been delivered and the initial service period under the contract will commence on April 1, 2012.

●
Pre-filtration of reverse osmosis drinking water:  Prior to passing through reverse osmosis membranes to produce drinking or industrial water from sea or surface water, the sea or surface water must be pre-filtered. We have performed successful tests for the pre-filtration of sea and surface water for this purpose with numerous clients, including Arteron, Malaysia, a company producing compact drinking water, Hoimyung Corp, Korea, a supplier of industrial waste water systems and pretreatment for reverse osmosis, Kemic Vater Cleaning Denmark, a supplier of drinking water equipment, and Puretec, Israel, a producer of reverse osmosis systems.

●
Treatment of ballast water:  Our liquid filtration membranes can be applied to limit the spreading of non-native species that may be transported in the ballast water of sea-going vessels. LiqTech has partnered with Singapore based companies and R&D centers to develop a solution for the ballast water treatment market. A distributor in Japan is in contact with shipyards seeking filtration solutions for our ballast water systems.

●
Industrial applications:  Our membranes have performed successful tests in industrial applications for the removal of a variety of substances such as heavy metal (Haldor Topsoe, Denmark), legionella (HYTEK Italy), manure (Bioffuel Technology), pool and spa water (Provital) and raw sugar (Al Khaleej Sugar).

●
Producing clean drinking water:  The potential for the use of LiqTech SIC membranes in drinking water production is diverse and the benefits numerous. Some examples are: group water – removal of precipitated salts like iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis.

●
Waste water treatment:  Our membranes can be used to remove suspended solids in waste water treatment. Our membranes have performed successful tests for treating waste water with Hydrosolutions, Puretec Israel and Asia Pacific Water Technologies—Korea.

  Our products are based on the following silicon carbide membrane technologies:

●
CoMem is a unique patented membrane technology that utilizes a cross-flow structure to handle high concentrations of suspended solids found in produced water from the oil and chemical industry, wastewater from industrial processes and manure filtration;

●
Aqua Solution integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications in pre-treatment for reverse osmosis, wastewater treatment and pool and spa filtration.

Our filters are manufactured with a silicon carbide ceramic membrane based on a patented technology, and we are not aware of any other company that makes both the substrate (honeycomb) and the membrane (the part which accomplishes the filtering) solely from silicon carbide.

The advantages of our SiC membrane compared to other pre-filtration systems for reverse osmosis are:

●
Our SiC membrane offers the same water flow as commonly used sand filters which take up to 400 times more space and have pore sizes at least three times bigger than our SiC membrane, and reduces the number of membrane elements and pressure vessels;

●	With our SiC membrane, high flow capacities are achieved at very low pressures, which reduces energy costs;
●	Our SiC membrane reduces water consumption for sand filter backwash; and
●	Our SiC membrane eliminates consumption/maintenance of cartridges.

For the years ended December 31, 2010 and 2009, we received grants from governmental entities of $434,957 and $391,092, respectively, and in 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. If successful, we believe this will be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

We believe increased government regulation on the treatment of produced water may increase our sales of SiC membranes. Existing technology may have difficulty meeting any increased requirements because the hydro-cyclone technology currently used in most treatments of produced water is not effective at removing suspended solids and is prone to clogging.

For the years ended December 31, 2011 and December 31, 2010, our sales of liquid filters and services were $3,708,624 and $1,907,955, respectively, and accounted for 17.5% and 12.1% of our total sales, respectively.

Kiln Furniture

Kiln furniture refers to all items used in a kiln to support ceramics that creates additional space to maximize the number of items for each firing. Our high-quality SiC kiln furniture is thinner (allowing more items to be added for each firing), withstands higher heat, lasts longer and reduces the firing time (reducing energy costs) as compared to cordierite, mullite and oxide bonded kiln furniture.

We intend to produce kiln furniture as a means to maximize the efficiency of our manufacturing process and not as one of our primary products.

We began selling kiln furniture in 2011 and our sales for the year ended December 31, 2011 were $271,996, which accounted for 1.3% of our total sales.

Our Competitive Strengths

We believe our following strengths position us to increase our revenue and profitability:

●
Advantages of Silicon Carbide Membranes.   Our diesel and liquid filtration products utilize silicon carbide membranes which have certain qualities that we believe make our products more desirable than those of our competitors. Unlike filtration products that use aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity which results in unique flux (low energy consumption). Silicon carbide is also highly durable, with a hardness next to diamonds, making it conducive to being used in a variety of industrial settings. As a result, we believe that such superior qualities make our products desirable in both exhaust emissions control products and liquid filtration products.

●
End Markets with Attractive Growth Characteristics.   We provide filtration products for end markets with attractive growth prospects. The increase in global regulation of diesel particles is expected to drive growth in the DPF market. According to an industry publication, the global market for new DPF filters manufactured by original equipment manufacturers (OEMs) will increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. The global market for retrofitting diesel engines with DPFs is expected to grow from approximately 5 million cumulative retrofit units in 2010 to approximately 20 million cumulative retrofits by 2025. Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025. According to Pike Research, the annual global investment in desalinization was estimated to reach $16.6 billion by 2016. As a result, we anticipate that global demand will increase for products such as ours that can be used to provide clean water.

●
Broad Application of LiqTech Membranes.   Our membranes can and have been applied in a variety of settings, including the processing of industrial waste water, produced water and pretreatment of drinking water, including reverse osmosis, oil emulsion separation, bacteria removal in milk, clearing of wine and beer, and separating metals from liquids used in industrial processes. Our membranes have also been utilized in Milan, Italy to remove manganese and iron from the municipal water supply.

●
Marketing and Manufacturing in Two Key Markets and Expanding to Other Key Market.   As we have successfully started production in the United States in addition to Denmark, we have production and sales capacity in North America and Europe. We also sell our products through offices and agents in several key countries such as Brazil, Italy, and South Korea, and we have established customer relations in more than 15 countries. We also plan to expand our production capabilities to Asia by building a new production facility in South Korea which would provide us with sales and production capability on the Asian continent.

●
Strong and Experienced Management Team.   Our management team has significant experience in the clean technology and filtration industries, driving growth through development of new applications and technologies and cultivating relationships with customers. Our team has an average of more than 10 years of management experience. Our four key managers have worked in the industry during the last 10 years.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●
Enter New Geographic Markets and Expand Existing Markets.   We plan on continuing to manufacture and sell our products out of Denmark and the United States. In October 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.  We also intend to expand our production capability to Asia by investing in a new production facility in South Korea, along with opening new marketing offices on the continent. In addition, we intend to establish sales outlets with technical support in other European nations such as Italy, while expanding to other markets such as Brazil. In certain other locations such as Japan, China and Australia, we intend to work with agents and partners to access such markets.

●
Continue to Strengthen Position in DPF Market.   We believe that we have a strong position in the retrofit market for diesel particle systems. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market and expand our presence in the OEM market with new products relating to diesel particle systems. We intend to leverage our products and experience as the global DPF market is expected to undergo significant growth.

●
Continue to Develop and Improve Technologies and Open New End Markets.   We intend to continuously develop our ceramic membrane and improve the filtration efficiency for our filtration products. Through continuous development, we intend to find new uses for our products and plan to expand into any new markets that we believe would be appropriate for our company. One of our key strategies is to develop our membrane applications together with our customers including, for example, the development of the next generation of diesel filters with asymmetric design for the OEM market, which is being tested at Hyundai. We also plan on manufacturing a SiC membrane of 0.01 microns or less, which would position us to enter the ultrafiltration market. In our kiln furniture business, we plan on working towards developing a second generation of kiln furniture with no porosity.

●
Continue Our Focus on Developing an Inorganic Reverse Osmosis Membrane.   There is no inorganic reverse osmosis membrane in the market today. In 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. We intend to continue our research and development efforts to modify our membrane into one that can perform reverse osmosis over the next several years.

Corporate History and Information

Prior to August 24, 2011, Blue Moose Media, Inc. (“Blue Moose”) was a “shell” company with no business or operations. On August 24, 2011, pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011 (the “Merger Agreement”), by and among Blue Moose, Blue Moose Delaware Merger Sub, Inc. (“BMD Sub”), a wholly-owned subsidiary of Blue Moose and LiqTech USA, BMD Sub was merged with and into LiqTech USA (the “Merger”) and, as a result of the Merger, LiqTech USA became a wholly-owned subsidiary of Blue Moose.

  LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark, LiqTech Denmark International and LiqTech Delaware. As a result of the Merger, Blue Moose changed its management and reconstituted its board of directors. As of the effective time of the Merger, Gordon Tattarsall, the then President, Chief Financial Officer and the sole Director of Blue Moose, resigned as President and Chief Financial Officer. As Blue Moose’s sole Director, Mr. Tattersall appointed Aldo Petersen as a Director of Blue Moose.  The  Directors then appointed Lasse Andreassen and Soren Degn as the officers of Blue Moose, and Lasse Andreassen, Paul Burgon, John Nemelka and Michael Sonneland as Directors of Blue Moose. In accordance with the rules and regulations of the SEC, the other new directors did not take office until September 5, 2011, which was ten days after we filed an Information Statement pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934, as amended, and mailed that statement to our stockholders of record in accordance with those rules. In addition, at the effective time of the Merger, Mr. Tattarsall resigned as a Director of Blue Moose effective as of September 5, 2011.

We are incorporated under the laws of the State of Nevada. Our principal executive offices are located at Industriparken 22C, 2750 Ballerup, Denmark, and our telephone number is +4544986000. We maintain an Internet website at www.liqtech.com. The information contained in, or accessible from, our website is not a part of this report.

Industry

We primarily serve two industries — the diesel particle filter market and the liquid filtration market. Our goal is to position ourselves to expand on and leverage our products and technology to take advantage of the favorable industry trends that we anticipate.

Diesel Particle Filter Market

Diesel emissions consist of several toxic gasses and particles: particle matter (or soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days are attributable to diesel particulate matter exposures. The Abt Associates report, using EPA science advisory board methodology, estimates that the monetary value of the health damages from diesel-related particulate matter in the U.S. is approximately $139 billion in 1999 dollars. Reducing diesel emissions will have both health benefits and social benefits to society, along with reduced costs.

In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan which required the curtailment of diesel particle emissions by 25% by 2010 and a further 15% by 2020. New York City has implemented binding directives for the retrofitting of buses, garbage trucks and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007 defined particle count limits for certain cars and light utility vehicles. Also, in Europe, low emission zones have been implemented locally, creating a patchwork of regulation. The increase in global regulation of diesel particles is expected to drive growth in the DPF market. According to an industry publication, the global market for new DPF filters manufactured by original equipment manufacturers (OEMs) will increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. The global market for retrofitting diesel engines with DPFs is expected to grow going forward.

Our diesel particle filter removes more than 95% of the soot in the diesel emission and, in many installations, up to 99%. Our catalysts remove and reduce carbon monoxides and hydro carbons in the same emission control system when installed on the filter or on a separate diesel oxidation catalyst.

  Liquid Filtration Market

Water is essential for life on earth and clean, safe water is of vital importance for human survival. One-third of the human population is living today with clean water shortcomings and this is expected to increase to two-thirds of the population by 2025 due to the growing population. According to the World Health Organization, approximately 1.6 million children are killed every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for membrane filtration is growing rapidly, with more and larger plants being commissioned all over the world. The growth is especially pronounced for reverse osmosis membranes. Reverse osmosis membranes are increasingly used for the production of drinking water (desalination of sea water or brackish water), for demineralised water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceutical production. Also, laboratories rely on pure water, for which demineralisation is an essential step. According to Pike Research, the annual global investment in desalination was estimated to reach $8.3 billion in 2010 and is forecasted to reach $16.6 billion by 2016. According to another industry report, the aggregate water volume treated by membranes is expected to grow from 29 billion cubic meters in 2009 to 82 billion cubic meters in 2020.

Today’s reverse osmosis membranes are made of polymers (plastics), arranged in spiral elements of standardized dimensions. In recent years, prices have dropped markedly, making membrane filtration more competitive. However, the technical limitations of polymer membranes remain as follows:

●	The best plastic RO membranes use 3.5 kWh/m3 water and the flux (flow per square meter of membrane area) is low (typically 11 LMH).

●
The plastic membranes are sensitive to damage, oxidizing chemicals (chlorine, ozone, etc.), temperatures above 40 C, and pH below 2 or above 12. These constraints limit the cleaning-in-place (CIP) methods that can be used to recover the membranes’ permeability and limit microbial growth.

●
The plastic membranes require excessive feed water pre-treatment for removal of particulates in order to prolong membrane life. For example, during stormy weather, interruptions of service may occur due to the amount of suspended solids in the feed water.

●
There is a risk of bacterial contamination of the membranes. While bacteria are retained in the brine stream, bacterial growth on the plastic membrane itself can introduce tastes and odors into the product water. It is difficult to remove due to the sensitivity of the membrane.

The development of an inorganic reverse osmosis membrane is expected to improve the technology in two ways: a finer filter (desalination) and longer lifetime and cost reduction for the end user.  We believe this will open a significantly larger market for the Company.

Manufacturing

We currently manufacture our products in facilities located in Ballerup and Gentofte, Denmark and White Bear Lake, Minnesota. The main raw materials that we use in our manufacturing processes are silicon carbide, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. Our principal suppliers of these raw materials are the Saint Gobain Group, Washington Mills Ceramics Corporation, ESK Ceramics GmbH and Heraeus Germany. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability.  However, our management believes that we could obtain satisfactory substitutes for these materials should they become unavailable.

Prior to our entry into the new subcontract agreement with Scandinavian Brake Systems, as discussed below, our manufacturing facilities operated at peak capacity. We currently have a subcontract agreement for production capacity with a subcontractor located in Tennessee. We have also recently entered into a new subcontract agreement with Scandinavian Brake Systems to utilize the production capacity of their Notox division. The new subcontract arrangement, which extends until the end of 2014, is expected to significantly increase our production capacity.

We have plans to expand our production capacity in both Denmark and Minnesota, primarily through additional investment in equipment relating to our liquid filtration products.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas sector, desalination sector and other water purification areas. For the year ended December 31, 2011, our four largest customers accounted for approximately 11%, 10%, 10% and 7%, respectively, of our net sales (approximately 39% in total). For the year ended December 31, 2010, our four largest customers accounted for approximately 29%, 15%, 14% and 9%, respectively, of our net sales (approximately 67% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 12 full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

In certain instances, our products are delivered to the end customer through systems integrators. These systems integrators use our filtration products in larger filtration systems which eventually are installed in products used by the end customer. Due to the regulation surrounding the reasons why many of the end customers use filtration systems, the systems integrators often are required by such end customers to receive approval of their systems, including the components used in such systems, which requires the use of time and money. As a result, we believe that certain of the systems integrators that use our products will not replace our filters unless there is good reason.

Intellectual Property

Our success depends in part upon our ability to obtain, maintain and protect intellectual property rights that cover our silicon carbide product forms, applications and/or manufacturing processes and specifications and the technology or know-how that enables these product forms, applications, processes and specifications, and to avoid and defend against claims that we infringe upon  the intellectual property rights of others and to prevent the unauthorized use of our intellectual property. Silicon carbide is a well known material which was developed over 100 years ago, and thus, extensive research, development and publication on this material exists, making it difficult to obtain intellectual property rights to key elements of silicon carbide technology. Accordingly, at least some of the technology used in the manufacture of our re-crystallized silicon carbide products is not protected by patents. Where we consider it appropriate, we seek to protect our proprietary rights by filing United States and foreign patent applications related to technology, inventions and improvements that we consider patentable and important to the development and conduct of our business. We also rely on trade secrets, trademarks, licensing agreements, confidentiality and nondisclosure agreements, business partnerships and continuing technological innovation to safeguard our intellectual property rights and develop and maintain our competitive advantage.

As of March 19, 2012, we had one issued United States patent that we co-own with a third party, one pending United States patent application, three issued foreign patents (in Germany, China and Korea) that we co-own with a third party and two pending European patent applications, one of which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. The patent strategy of companies such as ours is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

We also rely on trade secret protection for our confidential and proprietary information. Trade secrets, however, can be difficult to protect. We may not be able to maintain our technology or know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable technology or know-how related to the manufacture of comparable silicon carbide products. We also seek to protect our confidential and proprietary information, in part, by requiring all employees, consultants and business partners to execute confidentiality and/or nondisclosure agreements upon the commencement of any employment, consulting arrangement or engagement with us. These agreements generally require that all confidential and proprietary information developed by the employee, consultant or business partner, or made known to the employee, consultant or business partner by us, during the course of the relationship with us, be kept confidential and not disclosed to third parties. These agreements may be breached and may not provide adequate remedies in the event of breach. To the extent that our employees, consultants or business partners use intellectual property owned by others in their work for and/or with us, disputes could arise as to the rights in related or resulting technologies, know-how or inventions. Moreover, while we also require customers and vendors to execute agreements containing confidentiality and/or nondisclosure provisions, we may not have obtained such agreements from all of our customers and vendors. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, customers or vendors. Such customers or vendors may also be subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential.

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of January 23, 2012, we had one trademark registration in the United States (Liqtech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX, and FUTURE FILTRATION).

Government Regulation

We do not believe that we are subject to any special governmental regulations affecting our products in the countries in which we have operations, except that in Minnesota, we are required to comply with the Minnesota Air Pollution standards related to the use of our incinerator located in our Minnesota facilities. We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include the Federal Occupation Safety and Health Act and comparable state legislation. We are also subject to similar requirements in other countries in which we have extensive operations, including Denmark, where we are subject to various regulations. These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly workplace for all of our employees and those who work with us.

Environmental Matters

We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage, disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are subject to similar requirements in Denmark and other European countries. From time to time, we have identified environmental compliance issues at our facilities. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position.

Research and Development

We currently have five full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2011 and 2010, we spent $502,413and $421,518, respectively, for research and development.

In 2011, we entered into a joint development agreement with Aalborg University (“Aalborg”) and The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. In connection with the agreement, we were approved for a grant of $2 million, and we are entitled to receive additional funding upon reaching certain milestones as provided in the agreement. Pursuant to a related agreement with Aalborg, any intellectual property produced during the project will be owned by Aalborg. However, we will retain the right to obtain an exclusive license to this intellectual property, provided the use is related to our business. If successful, we believe that this will be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

Competition

Our products compete with other filters that are made using both ceramic and plastic membranes. Most of our competitors are large industrial companies. However, we believe our patented technology allows us to produce high quality, low cost products that give us an advantage over many of our competitors, many of which have greater financial, technological, manufacturing and personnel resources. We intend to continue to devote resources to improving our products in order to maintain our existing customers and to add new customers.

Employees

As of March 15, 2012, we had 87 employees, 69 of whom are full time employees.  We have 49 employees at our operations in Denmark, including six in Research and Development, six in sales and two in executive management. We also have 38 employees in the United States, one of whom is in executive management; the others are employed in sales and production.

Approximately 24% of our employees (0 in the United States and 21 in Europe) are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. Such collective bargaining agreements expire in 2012. We believe that our relations with our employees are good.

Item 1A.     Risk Factors

RISKS RELATED TO OUR BUSINESS

We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The recent worldwide recession has had, and the European debt crisis and the continuing uncertainty as to economic recovery may have, adverse consequences for our customers and our business. The uncertain macroeconomic environment in the U.S. and other countries around the globe from which we derive significant sales may adversely affect our results and could have a negative impact on demand for our products as the prospects, strength and timing of the current recovery remain uncertain as well as the possibility of a return to a recession in the U.S. and other countries around the globe. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our re-crystallized silicon carbide product forms, applications and manufacturing processes. We rely principally on a combination of patent protection, trade secret laws, confidentiality and non-disclosure agreements and trusted business relationships to establish, maintain and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or keep any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In particular, because silicon carbide is a well known material (developed over 100 years ago), and there has been extensive research, development and publication related to this material and its wide range of applications, obtaining intellectual property rights to key elements of silicon carbide technology can be challenging . Accordingly, at least some of the technology employed in our manufacture of re-crystallized silicon carbide products is not protected by patents.

Where we consider it appropriate, however, we seek patent protection in the United States and other countries on technologies used in or relating to our re-crystallized silicon carbide product forms, applications and manufacturing processes. As of March 19, 2012, we had one issued United States patent and three issued foreign patents, all of which we co-own with a third party. The issuance of a patent is not conclusive as to its scope, validity and enforceability. Thus, any patent, or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals, or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

As of March 19, 2012, we had one pending United States patent application and two pending foreign patent applications. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot assure that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office and relevant foreign patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the United States Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

Moreover, others may independently develop and obtain patents covering technologies that are similar or superior to the product forms, applications or manufacturing processes that we employ. If that happens, we may need to obtain licenses for these technologies and may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our current and/or future products and operate our business. In addition, third parties could practice our intellectual property rights in territories where we do not have intellectual property protection. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries.

Our contracts with third parties could negatively affect our intellectual property rights.

To further our product development efforts, we have and/or continue to work closely with customers, the Danish government and other third parties to research and develop advancements in silicon carbide product forms, applications, manufacturing processes and related products and technologies. We have entered into agreements with private third parties and have been awarded a research and development contract with the Danish government to independently and jointly research, design and develop new devices and systems that incorporate our silicon carbide technologies. We expect to enter into similar private agreements and be awarded similar government contracts in the future. In some instances, the research and development activities that we conduct under these contracts may produce intellectual property to which we may not have ownership or exclusive rights and will be unable to protect or monetize. Furthermore, there could be disputes between us and a private third party as to the ownership rights to any inventions that we develop in collaboration with such third party. Any such dispute may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business or harm our reputation.

We rely on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We rely in part on trade secret protection to protect confidential and proprietary information relating to our technology, particularly where we do not believe patent protection is appropriate or obtainable. We continue to develop and refine the manufacturing processes used to produce our re-crystallized silicon carbide products and believe that we have already developed, and will continue to develop, significant know-how related to these processes. Trade secrets however can be difficult to protect. We may not be able to maintain the secrecy of our know-how, and competitors may develop or acquire equally or more valuable know-how related to the manufacture of comparable silicon carbide products. Our strategy for scale-up of commercial production will continue to require us to share confidential and proprietary information with third parties. While we take reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors, or those of our business partners, may intentionally or inadvertently disclose our confidential and proprietary information to competitors.  Any enforcement of claims by us that a third party has obtained and is using our trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than United States courts to protect trade secrets.

We also require all employees, consultants and business partners to execute confidentiality and/or nondisclosure agreements upon the commencement of  employment, consulting arrangement or other engagement with us, which agreements generally require that all confidential and proprietary information developed by such employee, consultant or business partner, or made known to such employee, consultant or business partner by us during the course of the relationship with us, be kept confidential and not disclosed to third parties. These agreements generally provide, with respect to employees, that inventions conceived by an individual in the course of rendering services to us will be our exclusive property. Nevertheless, these agreements may not be honored and our confidential and proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. We also require customers and vendors to execute agreements containing confidentiality and/or nondisclosure provisions. However, we may not have obtained such agreements from all of our customers and vendors. Some of our customers may also be subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. Our confidential and proprietary information may be otherwise disclosed without our authorization. For example, third parties might reverse engineer our manufacturing processes, independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets. Failure to maintain trade secret protection could enable others to produce competing products and adversely affect our competitive business position.

We could become subject to intellectual property litigation that could be costly, limit or cancel our intellectual property rights, divert time and efforts away from business operations, require us to pay damages and/or otherwise have an adverse material impact on our business.

The success of our business is highly dependent on protecting our intellectual property rights. Unauthorized parties may attempt to copy or otherwise obtain and use our products and/or enabling technology. Policing the unauthorized use of our intellectual property rights is difficult and expensive, as is enforcing these rights against unauthorized use by others. Identifying unauthorized use of our intellectual property rights is difficult because we may be unable to monitor the processes and/or materials being employed by other parties. The steps we have taken may not prevent unauthorized use of our intellectual property rights, particularly in foreign countries where enforcement of intellectual property rights may be more difficult than in the United States.

Our continued commercial success will also depend in part upon not infringing the patents or violating the intellectual property rights of third parties. We are aware of patents and patent applications generally relating to aspects of our technologies filed by, and issued to, third parties. Nevertheless, we cannot determine with certainty whether such patents or patent applications of other parties may materially affect our ability to conduct our business. There may be existing patents of which we are unaware that we may inadvertently infringe, resulting in claims against us or our customers. In the event that the manufacture, use and/or sale of our products or processes is challenged, or if our product forms or processes conflict with the patent rights of others, third parties could bring legal actions against us in the United States, Europe or other countries, claiming damages and seeking to enjoin the manufacturing and/or marketing of our products. Additionally, it is not possible to predict with certainty what patent claims may issue from any relevant third-party pending patent applications. Third parties may be able to obtain patents with claims relating to our product forms, applications and/or manufacturing processes which they could attempt to assert against us.

In either case, litigation may be necessary to enforce, protect or defend our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources and the efforts of our personnel away from daily operations, harm our reputation and/or result in the impairment of our intellectual property rights. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against which our patents may provide little or no deterrence. If we are found to infringe any patents, we could be required to (1) pay substantial monetary damages, including lost profits, reasonable royalties and/or treble damages if an infringement is found to be willful and/or (2) totally discontinue or substantially modify any products or processes that are found to be in violation of another party’s intellectual property rights. If our competitors are able to use our technology without payment to us, our ability to compete effectively could be harmed.

We face competition and technological advances by competitors which could adversely affect the sales of our products.

The growth of our company depends in part on maintaining and growing the sales of our current products in our markets, but also in developing new products and technologies. There is significant competition among companies that provide solutions for pollutant emissions from diesel engines and water purification solutions. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services, including products that are verified by the EPA or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost efficient than our current or future products.

Failure to obtain required raw materials could affect our ability to supply products to our customers.

We use silicon carbide, platinum and palladium in the manufacture of our products. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability.

We rely on sub-contractors to meet current demand for our products and we will need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products.

We do not have sufficient internal manufacturing capacity to meet the current demand for our products, and we rely on a two subcontractors to enable us to meet this demand. Since we rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and developing and marketing new products. We do not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house will require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them.

Historically, we have been dependent on a few major customers for a significant portion of our company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

During the year ended December 31, 2010, we had four customers who accounted for approximately 67% of our total revenues. For the year ended December 31, 2011, we had four customers who accounted for approximately 39% of our total revenues. If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations.

A significant portion of our account receivables is concentrated with these major customers, some of whom have limited working capital resources. The failure of any such customers to pay amounts owed to us in a timely fashion could have an adverse effect on our results of operations.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States dollar. Because of our activities in Denmark, the United Kingdom, the European Continent, and Korea, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts. Foreign currency fluctuations may have a significant effect on our operations in the future.

The recent European debt crisis could have a material adverse effect on our European operations.

The recent European debt crisis and related European financial restructuring efforts have contributed to instability in the global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the credit market may weaken. While we do not transact a significant amount of business in Greece or Italy, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our European business and results of operations.

Future growth of our business depends in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected by economic as well as political reasons. For example, in light of the recent budget crisis in California, funding was not available for a state-funded emissions control project and its start date was pushed back. A recent budget proposal put forth by the Obama administration did not include funding for the EPA’s Diesel Emissions Reduction Act program in fiscal 2012. Funding for these types of emissions control projects drives the demand for our diesel particulate filters. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter,  are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete.

We believe that, due to the constant focus on the environment and clean air and clean water standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both in the U.S. and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these ever-changing standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition and long-term prospects.

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

●	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products;

●	The extent to which existing and newly developed products obtain market acceptance;

●	The timing and size of customer purchases;

●	Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and

●	Increases in raw material costs.

Any liability for environmental harm or damages resulting from technical faults or failures of our products could be substantial and could materially adversely affect our business and results of operations.

Customers rely upon our products to meet emissions control standards imposed upon them by the government. Failure of our products to meet such standards could expose us to claims from customers. Our products are also integrated into goods used by consumers, and therefore a malfunction or the inadequate design of our products could result in product liability claims. Any liability for environmental harm or damages resulting from technical faults or failures could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.

We could become liable for damages resulting from our manufacturing activities.

The nature of our manufacturing operations exposes us to potential claims and liability for environmental damage, personal injury, loss of life and damage to, or destruction of, property. Our manufacturing operations are subject to numerous laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future. Our manufacturing operations may not comply with future laws and regulations, and we may be required to make significant unanticipated capital and operating expenditures to bring our operations within compliance with such regulations. If we fail to comply with applicable environmental laws and regulations, manufacturing guidelines, and workplace safety requirements, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits, and private parties may seek damages from us. Under such circumstances, we could be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims for which may not have sufficient or any insurance coverage for claims.

We will incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses which we estimate to be in excess of $300,000 annually. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will devote a substantial amount of time and financial resources to these compliance initiatives.

If we fail to staff our accounting and finance function adequately, or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.

We will need to add qualified additional personnel as we expand our business, and we may not be able to employ such persons, which will affect our ability to expand.

Our current employees are spending virtually all of their time on our existing products and customers. In order to expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to locate such persons, and even if we locate them, we may not have the funds to employ them.

We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us, and we cannot assure you that their services will be available to us on a timely basis.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team.

Our success is, to a large degree, dependent upon the expertise and experience of the management team and its ability to attract and retain quality personnel. The loss of the services of one or more of such personnel could have a material adverse effect on our business. Our business may be adversely affected if we are unable to continue to attract and retain such personnel.

A significant portion of our assets and the majority of our officers and directors are located outside of the United States of America, and therefore it may be difficult for an investor to enforce within the United States any judgments obtained against us or such officers and directors.

A significant portion of our assets are located outside of the United States. In addition, the majority of our officers and directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to affect service of process or enforce within the United States any judgments obtained against us or such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us, or such officers and directors predicated upon the securities laws of the United States or any state thereof.

We may have insufficient funds to develop our business, which may adversely affect our future growth.

On March 2, 2012, we completed the initial closing of a registered public offering of our common stock whereby we issued and sold 2,511,500 shares at a per share price of $3.25 and generated net proceeds of approximately $7.4 million. We also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock with an exercise price equal to $4.06 which are exercisable for a period of five years commencing after the effective date of the registration statement related to the offering.  We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark.  However, we can provide no assurance that the net proceeds will be adequate to achieve our long term goals.  The continued growth of our business will depend in part upon our ability to continue to develop new products and to make strategic acquisitions. We may not generate sufficient cash flow from our operations to allow us to fund these activities. We may need to sell additional equity or borrow funds in order to develop these growth strategies and our inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect our business and future growth.

RISKS RELATED TO OUR COMMON STOCK

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock in a timely manner.

Our common stock is currently quoted on the Over the Counter Bulletin Board (“OTCBB”) and the OTC Markets — OTCQX tier. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. An active trading market for our common stock may not develop.

The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on a securities exchange, we expect that it will continue to be traded on the OTCBB and the OTC Markets — OTCQX tier, on another over-the-counter quotation system, or in the “pink sheets.” However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will probably decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of the common stock.

Approximately 34.7% of our common stock is controlled by our officers and directors, who have the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of March 12, 2012, 9,113,291 shares, or 34.7%, of our common stock, including stock options and warrants, were beneficially owned by our officers and directors, including 5,703,541 shares, or 21.9%, of our common stock beneficially owned by Aldo Petersen, our Chairman of the Board. As a result, our officers and directors and Aldo Petersen, in particular, are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. This could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

The New York Stock Exchange, the NYSE AMEX (“AMEX”) and the Nasdaq Stock Market recently amended their listing rules to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchanges, reverse merger companies must have had their securities traded on an over-the-counter market (for example, the OTCBB) for at least one year, maintained a closing price of $4.00 or higher for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company’s Form 10 information. As such, although we plan to seek listing of our common stock on the AMEX or a Nasdaq exchange as soon as reasonably practicable, we do not currently meet the new listing standards. We may not be able to satisfy the initial listing standards of the AMEX or Nasdaq exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchanges, we may not be able to maintain a listing of the common stock on such stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

•	actual or anticipated fluctuations in our financial condition or results of operations;

•
the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies; and

•	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

You may experience dilution as a result of future issuances of our securities.

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience additional dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock.

Our common stock is considered a “penny stock” and may be difficult to sell.

Trades of our common stock are subject to Rule 15g-9 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has other rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

We have no current plan to pay dividends on our common stock, and investors may lose the entire amount of their investment.

We have no current plans to pay dividends on our common stock. Therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment when they sell their shares nor can we assure that investors will not lose the entire amount of their investment.

Provisions in our certificate of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our certificate of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. For example, our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 35,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 25,000 square feet is used for production. The lease is for a term of five years until August, 2016. We also currently occupy approximately 17,000 square feet at our previous headquarters in Grusbakken 12, DK-2820 Gentofte, Denmark. We have terminated our lease and the termination will become effective no later than August 31, 2012. Our U.S. operations are located at 1800 - 1810 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 30,000 square feet, of which 6,000 square feet is used for office space and 24,000 square feet is used for production. We are increasing our space at this location, so that by January 15, 2012, we will have 35,000 square feet and by March 1, 2012, we will have 45,000 square feet. In addition, on March 1, 2012, a new lease will become effective that will consolidate the leases for all of the properties at this location. Such lease will expire on February 28, 2017.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2011, we were not currently a party to in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCBB and the OTC Markets — OTCQX tier. Prior to the Merger, there was not an active market and no trading volume during fiscal year 2010. The following table sets forth the high and low sales prices for the common stock as reported to OTCBB for the periods indicated:

2012	High	Low
1st Quarter (through March 26, 2012)	$4.95	$3.13

2011	High	Low
4th Quarter	$3.90	$3.11
3rd Quarter	3.5	3.1
2nd Quarter	—	—
1st Quarter	—	—

2010	High	Low
4th Quarter	$—	$—
3rd Quarter	—	—
2nd Quarter	—	—
1st Quarter	—	—

Based upon information supplied to us by our transfer agent as of March 15, 2012, we had approximately 101 stockholders of record.

We do not intend to declare or pay dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Nevada law, our Board of Directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

●	any contractual restrictions limiting our ability to pay dividends that may be applicable at such time;

●	our earnings and cash flow;

●	our capital requirements;

●	our financial condition; and

●	other factors our board of directors deems relevant.

Item 6.  Selected Financial Data

We are not required to provide selected financial data disclosures because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October,,2011, we changed our name to LiqTech International, Inc. We have for more than a decade developed and manufactured products of re-crystallized silicon carbide. Among these, we have been specializing in three business areas: diesel particulate filters for the control of soot exhaust particles from diesel engines, ceramic membranes for liquid filtration and kiln furniture for the refractory industry. We are a cleantech company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies.

Reverse Acquisition

Prior to August 24, 2011, Blue Moose was a “shell” company with no business or operations. On August 24, 2011, pursuant to the Merger Agreement by and among Blue Moose, BMD Sub and LiqTech USA, BMD Sub was merged with and into LiqTech USA and, as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Blue Moose. Pursuant to the Merger, (a) each of the 17,444.75 outstanding shares of the common stock of LiqTech USA was exchanged for 1,000 shares of our common stock, for a total of 17,444,750 shares of our common stock resulting in 21,600,000 shares of our common stock being outstanding immediately following the Merger and (b) warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at a price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of our common stock at a price of $1.50 per share.

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark, LiqTech Int. DK (formerly known as Cometas) and LiqTech Delaware. In June and July 2011, LiqTech USA entered into agreements to acquire (i) all of the outstanding equity interests in LiqTech Denmark and (ii) all of the outstanding equity interests in Cometas and LiqTech Delaware not owned by LiqTech Denmark, directly from the holders of such equity interests (the “LiqTech Acquisition Agreements”). In exchange for such equity interests, LiqTech USA agreed to pay to such holders in the aggregate (i) $4,637,315 in cash, (ii) promissory notes in the principal amounts of DKK 19,500,000 (which was equal to $3,765,351 based upon the currency exchange rate of $1.00 = DKK 5.1788 as of August 22, 2011) and (iii) 9,308.333 shares of LiqTech USA’s common stock.

Prior to completion of the Merger, LiqTech USA completed a private placement offering of 63 units at $100,000 per unit, each such unit consisting of 40 shares of LiqTech USA’s common stock and 20 warrants to purchase LiqTech USA common stock, and received $4,800,000 in cash and a promissory note for $1,500,000 payable on September 7, 2011. Thereafter, in August 2011, LiqTech USA closed the transactions contemplated by the LiqTech Acquisition Agreements.

  As a result of the Merger, Blue Moose changed its management and reconstituted its board of directors. As of the effective time of the Merger, Gordon Tattarsall, the president, the chief financial officer and the sole director of Blue Moose, resigned as president and chief financial officer. As Blue Moose’s sole director, Mr. Tattersall appointed Aldo Petersen as a director of Blue Moose.  The Directors then appointed Lasse Andreassen and Soren Degn as the officers of Blue Moose, and Lasse Andreassen, Paul Burgon, John Nemelka and Michael Sonneland as directors of Blue Moose. However, in accordance with the rules and regulations of the SEC, the other new directors did not take office until September 5, 2011, which is ten days after we filed an Information Statement pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934, as amended, and mailed that statement to our stockholders of record. In addition, at the effective time of the Merger, Mr. Tattarsall resigned as a director of Blue Moose effective as of September 5, 2011.

Recent Developments

Letter of Intent with Pirelli & C. Eco Technology S.p.A.

On February 29, 2012, we entered into a non-binding letter of intent with Pirelli & C. Eco Technology S.p.A. (“Pirelli”) to acquire all of the outstanding equity interests in S.C. Pirelli & C. Eco Technology RO SRL (“S.C. Pirelli”), Pirelli’s Romanian subsidiary, which, among other assets, has a manufacturing facility in Bumbesti, Romania. The fixed assets of S.C. Pirelli that are used for its diesel particulate filter business, including the buildings at the Romanian manufacturing facility, are anticipated to have a net book value of Romanian Leu (RON) 66,978,129 (equivalent to approximately Euro 15.6 million or $21 million) at December 31, 2011 as determined in accordance with International Financial Reporting Standards (IFRS). The land on which the manufacturing facility is located is under a long-term lease, and S.C. Pirelli will have the right to recover the investment made with respect to the buildings at the manufacturing site (net of accumulated depreciation over a period of 30 years). The letter of intent contemplates that we will pay $15 million in cash to Pirelli as consideration for such purchase. At the time of the purchase, it is contemplated that the subsidiary will have no debt or other liabilities and that Pirelli will indemnify us against any such pre-closing debt and liabilities to the extent not reflected on the closing balance sheet.

The letter of intent also contemplates that Pirelli will invest $19 million in shares of our common stock at a per share price equal to the lower of $3.90 and the weighted average price of a share of our common stock for the 10 business days preceding the closing date of the transactions contemplated by the letter of intent. Pirelli will also receive one share of voting preferred stock, which will permit Pirelli to appoint one member of our board of directors. This share of preferred stock will automatically convert into one share of our common stock upon Pirelli ceasing to own in the aggregate 50% of the shares (as adjusted for stock splits and stock dividends) of our common stock acquired in connection with these transactions. If the maximum number of shares offered in this offering are sold, and assuming that the shares will be issued to Pirelli at a per share price of $3.90, Pirelli will beneficially own approximately 14.0% of our outstanding shares of common stock.

It is contemplated that Pirelli and we will enter into an agreement for the supply of diesel particulate filters to Pirelli and for the assembly of retrofit systems for Pirelli. It is also contemplated that Pirelli will guarantee to cover up to RON 6.6 million of fixed costs and Euro 560,000 of salary in 2012 and RON 6.15 million of fixed costs and Euro 660,000 of salary in 2013 if the EBITDA of S.C. Pirelli is negative for such years. Furthermore, it is contemplated that Pirelli will support our research and development and worldwide sales efforts for filters and membranes.

In connection with such transactions, it is contemplated that Pirelli and Aldo Petersen will enter into a shareholder agreement pursuant to which each party will have rights of first refusal and tag along rights on sales of our common stock by the other party. All shares acquired by Pirelli in connection with the transactions contemplated by the letter of intent will be subject to a lock-up provision for one year from the closing date of such transactions. Mr. Petersen is also contemplated to enter into a lock-up agreement restricting his ability to transfer the shares beneficially owned by him for one year from the closing date of the transactions contemplated by the letter of intent. It is contemplated that Pirelli will be granted registration rights in respect of the shares of our common stock that it acquires pursuant to the above transactions upon the expiration of the lock-up period. Pirelli is also contemplated to receive certain veto rights in respect of strategic decisions relating to S.C. Pirelli.

The transactions contemplated by the letter of intent are subject to the execution of definitive agreements mutually agreeable to both parties and there is no assurance that such agreements will be executed or that the contemplated transactions will occur as described above or at all.

Subcontract with Scandinavian Brake Systems

We have recently entered into a new subcontract agreement with Scandinavian Brake Systems to utilize the production capacity of their Notox division. The new subcontract arrangement, which extends until the end of 2014, is expected to significantly increase our production capacity. We believe that the additional production capacity provided under this subcontract will allow us to meet our capacity requirements until the end of the subcontract period.

Opening of Singapore Office

On January 17, 2012, we announced the establishment of a representative office in Singapore. The new Singapore office will service the South East Asian markets covering our entire product portfolio.

March 2012 Registered Offering of Common Stock

On March 2, 2012, we completed the initial closing of a registered public offering of our common stock.  As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing are approximately $7.4 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.  Sunrise Securities Corp. acted as the exclusive placement agent for this transaction.  As part of the compensation for the placement agent, we also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock (equal to 5% of the shares of common stock sold by the placement agent and its agents in the offering). The warrants will have an exercise price equal to $4.06 (or 125% of the offering price of the shares sold in the offering) and may be exercised on a cashless basis. The warrants are exercisable for a period of five years commencing after the effective date of the registration statement related to the offering. The warrants are subject to a lock-up restriction for 180 days pursuant to FINRA Rule 5110(g). The warrants are not redeemable by us.

Results of Operations

Results of Operations for the Year Ended December 31, 2011 compared to the year ended December 31, 2010

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2011 and 2010.

					Period to period change
	2011	As a % of Sales	2010	As a % of Sales	US$	Percent %
NET SALES	21,192,177	100%	15,728,817	100%	5,463,360	34.7
Cost of Goods Sold	16,164,366	76.3	12,054,973	76.6	4,109,393	34.1
Gross Profit	5,027,811	23.7	3,673,844	23.4	1,353,967	36.9
OPERATING EXPENSE:
Selling and Marketing	1,484,992	7.0	1,476,656	9.4	8,336	0.6
General and Administrative Expenses	1,943,333	9.2	1,748,596	11.1	194,737	11.1
Research and Development	502,413	2.4	421,518	2.7	80,895	19.2
Total Operating Expenses	3,930,738	18.5	3,646,770	23.2	283,968	7.8
Income from Operations	1,097,073	5.2	27,074	0.2	1,069,999	3952.1
Interest and Other Income	100,986	0.5	64,916	0.4	36,070	55.6
Interest (Expense)	(203,682)	(1.0)	(214,520)	(1.4)	10,838	(5.1)
(Loss) on Investments	(57,684)	(0.3)	(123,647)	(0.8)	65,963	(53.3)
Gain on Currency Transactions	10,271	0.0	86,377	0.5	(76,106)	(88.1)
Gain (Loss) on Sale of Fixed Assets	411,436	2.0	(9,801)	(0.1)	421,237	(4297.9)
Total Other Income (Expense)	261,327	1.2	(196,675)	(1.3)	458,002	(232.9)
Income Before Income Taxes	1,358,400	6.4	(169,601)	(1.1)	1,528,001	(900.9)
Income Taxes Expense	359,508	1.7	145,531	0.9	213,977	147.0
Net Income	998,892	4.7	(315,132)	(2.0)	1,314,024	(417.0)
Less Net Loss Attributable to the Non-controlled Interest in Subsidiaries	81,681	0.4	(308,503)	2.0	(390,184)	(126.5)
Net Income attributable to LiqTech	917,211	4.3	(6,629)	(0.04)	923,840	(13936.3)

Revenues

Net sales for the year ended December 31, 2011 were $21,192,177 compared to $15,728,817 for the same period in 2010, representing an increase of $5,463,360, or 34.7%. The increase was mainly due to an increase in demand for our products consisting of an increase in sales of Ceramic Diesel Particulate Filters or DPFs of $3,390,695 and Ceramic Liquid Filters  or SiC Filters of $1,800,669  and kiln furniture of $271,996, which we believe are attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London.

Gross Profit

Gross profit for the year ended December 31, 2011 was $5,027,811 compared to $3,673,844 for same period in 2010, representing an increase of $1,353,967, or 36.9%. The increase was mainly due to increasing demand for our products which we believe is primarily attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London. The gross profit margin for the year ended December 31, 2011 was 23.7% compared to 23.4% for the year ended December 31, 2010. Included in the gross profit is depreciation of $1,379,667 and $1,152,099 for the year ended December 31, 2011 and 2010, respectively.

Expenses

Total operating expenses for the year ended December 31, 2011 was $3,930,738, representing an increase of $283,968, or 7.8%, compared to $3,646,770 for the same period in 2010.

Selling expenses for the year ended December 31, 2011 was $1,484,992 compared to $1,476,656 for the same period in 2010, representing an increase of $8,336 or 0.6%. The increase is due to generally increasing costs and an investment in more sales resources in the last part of the period.

General and administrative expenses for the year ended December 31, 2011 was $1,943,333 compared to $1,748,596 for the same period in 2010, representing an increase of $194,737, or 11.1%. The increase is mainly due to generally increasing costs including an additional $123,984 of non-cash compensation expense for options granted to employees and management which were not a part of the costs for year ended December 31, 2010. Furthermore, the Company has increasing legal and accounting costs due to the public listing of the Company in August 2011.

Research and development expenses for the year ended December 31, 2011 was $502,413 compared to $421,518 for the same period in 2010, representing an increase of $80,895, or 19.2%. The increase is due to general increasing costs and our increasing investments into SiC Filters, especially in North America, especially in the last part of the period.

Net Income

Net income attributable to the Company for the year ended December 31, 2011 was a profit of $917,211 compared to a loss of $6,629 for the comparable period in 2010, representing an increase of $923,840. This increase was primarily attributable to an increase of $1,353,967 in our gross profit and an increase in total other income of $458,002, and it was partly offset by an increase of $283,968 in operating expenses, an increase in income tax expense of $213,977 and an increase in net loss attributable to the non-controlled interest in subsidiaries of  $390,184. The largest contributor to the increase in operating expenses was an increase in administrative expenses of $194,737 or 11.1% primarily due to the non cash expense related to options issued to directors and officers.

Results of Operations for the Year ended December 31, 2010 compared to the year ended December 31, 2009

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2010 and 2009.

	Year ended December 31,
					Period to period change
	2010	As a % of Sales	2009	As a % of Sales	US$	Percent %
NET SALES	15,728,817	100%	12,897,223	100%	2,831,594	22.0
Cost of Goods Sold	12,054,973	76.6	9,023,289	70.0	3,031,684	33.6
Gross Profit	3,673,844	23.4	3,873,934	30.0	(200,090)	(5.2)
OPERATING EXPENSE:
Selling and Marketing	1,476,656	9.4	1,421,246	11.0	55,410	3.9
General and Administrative Expenses	1,748,596	11.1	1,394,082	10.8	354,514	25.4
Research and Development	421,518	2.7	239,712	1.9	181,806	75.8
Total Operating Expenses	3,646,770	23.2	3,055,040	23.7	591,730	19.4
Income from Operations	27,074	0.2	818,894	6.3	(791,820)	(96.7)
Interest and Other Income	64,916	0.4	37,903	0.3	27,013	71.3
Interest (Expense)	(214,520)	(1.4)	(116,919)	(0.9)	(97,601)	83.5
(Loss) on Investments	(123,647)	(0.8)	(86,673)	(0.7)	(36,974)	42.7
Gain on Currency Transactions	86,377	0.5	(26,955)	(0.2)	113,332	(420.4)
Gain (Loss) on Sale of Fixed Assets	(9,801)	(0.1)	(5,248)	(0.0)	(4,553)	86.8
Total Other Income (Expense)	(196,675)	(1.3)	(197,892)	(1.5)	1,217	(0.6)
Income Before Income Taxes	(169,601)	(1.1)	621,002	4.8	(790,603)	(127.3)
Income Taxes Expense	145,531	0.9	300,803	2.3	(155,272)	(51.6)
Net Income	(315,132)	(2.0)	320,199	2.5	(635,331)	(198.4)
Less Net Loss Attributable to the Non-controlled Interest in Subsidiaries	(308,503)	(2.0)	(9,303)	(0.1)	(299,200)	3216.2
Net Income Attributable to LiqTech	(6,629)	(0.0)	329,502	2.55	(336,131)	(102.0)

Revenues

Our net sales for the year ended December 31, 2010 were $15,728,817 compared to $12,897,223 for the year ended December 31, 2009, representing a year over year increase in sales of $2,831,594, or 22.0%. This increase is mainly due to the expansion of our sales team and marketing efforts, which resulted in increased sales of our products including an increase in sales of DPFs of $2,739,257 and SiC Filters of $92,337 for the year ended December 31, 2010.
Gross Profit

Gross profit for the year ended December 31, 2010 was $3,673,844 compared to $3,873,934 for same period in 2009, representing a decrease of $200,090, or 5.2%. The decrease was mainly due to an increase in depreciation of $186,802 in 2010 compared to 2009 and a change in the product mix sold during the respective periods.

Expenses

Our total operating expenses for the year ended December 31, 2010 were $3,646,770, representing an increase of $591,730, or 19.4% compared to $3,055,040 for the year ended December 31, 2009. This increase is mainly due to our increased investment in additional sales and marketing personnel in an effort to increase sales of our products and in research and development.

Selling expenses for the year ended December 31, 2010 were $1,476,656 compared to $1,421,246 for the year ended December 31, 2009, representing an increase of $55,410, or 3.9%. We believe the increase was mainly due to general increases in cost levels from year to year.

General and administrative expenses for the year ended December 31, 2010 were $1,748,596 compared to $1,394,082 for the year ended December 31, 2009, representing an increase of $354,514, or 25.4%. This increase is mainly due to our increased investment in sales and marketing, which we believe will enable us to grow our business.

Research and development expenses for the year ended December 31, 2010 were $421,518 compared to $239,712 for the year ended December 31, 2009, representing an increase of $181,806, or 75.8%. These increased costs were as a result of our determination to continue to invest in improving our existing products and to develop new products using our patented technology. We believe that investing in research and development will enable us to continue to grow our business organically.

Net Income

Net income attributable to LiqTech Denmark for the year ended December 31, 2010 was a loss of $6,629 compared to a profit of $329,502 for the year ended December 31, 2009, representing a decrease of $336,131, or 102.0%. This decrease was attributable to a $200,090 decrease in our gross profit and an increase of $591,730 in total operating expenses. The largest contributor to the increase in expenses was general and administrative expenses, which increased by $354,514 or 25.4% compared to the year ended December 31, 2009.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit. At December 31, 2011, we had cash of $1,033,056 and working capital of $1,878,203 and at December 31, 2010 we had cash of $559,259 and working capital of $3,028,137. At December 31, 2011, our working capital decreased by $1,149,934 due to the notes payable to related parties classified as a current liability. These notes will be paid when we collect the $3,328,183 of notes receivable classified as equity in the accompanying financial statements. Excluding these notes payable to related parties from the calculation of working capital, working capital at December 31, 2011 was $5,206,385 representing a $2,178,248 increase compared to December 31, 2010.

On March 2, 2012, we completed the closing of a registered public offering of our common stock.  As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing are approximately $7.4 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations

The notes payable to related parties at December 31, 2011 represent promissory notes issued by LiqTech USA to the previous shareholders of LiqTech Denmark as part of LiqTech USA’s acquisition of the outstanding equity interests in LiqTech Denmark, LiqTech Int. DK (formerly known as Cometas) and LiqTech Delaware in accordance with the terms of the LiqTech Acquisition Agreements, The promissory notes due to the related parties will mature on June 30, 2012 but may be prepaid at the option of LiqTech USA. The promissory notes are guaranteed by us. The promissory notes are also personally guaranteed by David Nemelka and are secured by 2,700,000 shares of company common stock owned by David Nemelka. The notes payable are offset against notes receivable from stockholders of $3,328,183 as of December 31, 2011.

LiqTech Denmark has a DKK 6,000,000 (approximately $1,044,277 at December 31, 2011) standby line of credit with Sydbank A/S. Outstanding borrowings are due on demand. Interest is calculated based on CIBOR plus a margin of 3 percentage points and is payable on each March 20, June 20, September 20 and December 20. As of December 31, 2011, the interest on this line of credit was at 4.26%. This line of credit is guaranteed by LiqTech Int. DK and LiqTech Delaware. This line of credit is also secured by certain of our receivables, inventory and equipment. There was $882,081 and $764,571 outstanding as of December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, there was $162,196 available on the line. The Company has subsequently paid off the line of credit with the proceeds from the offering.

LiqTech Int. DK has a DKK 3,000,000 (approximately $522,139 and $534,445 at December 31, 2011 and December 31, 2010, respectively) standby line of credit with Sydbank A/S, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. Interest is calculated based on CIBOR plus a margin of 2.5 percentage points and is payable on each March 20, June 20, September 20 and December 20. As of December 31, 2011, the interest on this line of credit was at 4.26%. This line of credit is guaranteed by LiqTech Denmark and LiqTech Delaware. This line of credit is also secured by certain of our receivables, inventory and equipment. There was $377,933 and $268,517 outstanding as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, there was $144,206 available on the line. The Company has subsequently paid off the line of credit with the proceeds from the offering.

In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

In September 2011, LiqTech A/S entered into a notes payable agreement with Sydbank A/S, pursuant to which LiqTech A/S drew down $475,000 through December 31, 2011. Interest is charged monthly at 4.95% as of December 31, 2011. The obligations under the notes payable agreement are guaranteed by LiqTech Int. DK and LiqTech Denmark. The notes payable agreement is secured by certain of our receivables, inventory and equipment. The notes payable agreement is payable in quarterly principal installments of $25,000 plus interest through June 30, 2016.

We believe that our cash flow together with currently available funds from our existing lines of credit and other potential sources of funds will be sufficient to fund our anticipated working capital needs and capital spending requirements for the foreseeable future. However, if we were to incur any unanticipated expenditures or the positive trend of our operating cash flow does not continue, such circumstances could put a substantial burden on our cash resources.

We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Cash Flows

Year ended December 31, 2011 compared to year ended December 31, 2010

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2011 was $52,536, representing a decrease of $1,801,678, compared to cash provided by operating activities of $1,749,142 for the year period ended December 31, 2010. This decrease was due to change in working capital of $1,871,385 partly offset by adjustment for non-cash items of $1,475,148 and net income of $998,892.

Changes in assets and liabilities as of December 31, 2011 compared to December 31, 2010 included the following:

Accounts receivable and other receivable increased by $3,281,560 due to higher sales in the quarter ended December 31, 2011 compared to the year ended December 31, 2010 and  receivable resulting from the insurance claim. Accounts payable increased by $1,961,394 due to the higher activity level in the quarter ended December 31, 2011 compared to the year ended December 31, 2010.

Cash used in investing activities was $888,956 for the year period ended December 31, 2011, as compared to cash used in investing activities of $1,339,605 for the year period ended December 31, 2010. Cash used in investing activities decreased  in 2011, compared to 2010, primarily due to an approximately $233,000 higher investment in production equipment and intangibles offset by proceeds received on insurance claims as a result of fire. We anticipate that we will continue to invest in additional production equipment in order to meet the continuing increase in the demand for our products.

Cash provided by financing activities was $1,742,613 for the year period ended December 31, 2011, as compared to cash provided by financing activities of $67,179 for the year period ended December 31, 2010. The increase of approximately $1,675,000 in cash provided by financing activities in 2011, compared to 2010, was primarily due to cash received in connection with the reverse merger during 2011.

Year ended December 31, 2010 compared to the year-ended December 31, 2009

For the year ended December 31, 2010, cash provided by operations was $1,262,449 compared to cash used by operations of $54,256 for the year ended December 31, 2009, an increase of $1,316,705. The increase was due primarily to a decrease in our accounts receivables, partly offset by a decrease in accounts payable and accrued expenses. The decrease in accounts receivable, inventory and accounts payable is mainly due to lower than expected fourth quarter sales in our Danish subsidiaries partly offset by an increase in sales in the U.S.

For the year ended December 31, 2010, cash used by investing activities was $1,339,065 compared to cash used by investing activities of $1,022,240 for the year ended December 31, 2009, an increase of $316,825, or 31.0%. This increase was due to an increase in purchase of property and equipment due to the continuing increase in the demand for our products. Our capital expenditures for the year ended December 31, 2010 were $1,339,065. These expenditures primarily related to production equipment needed to increase our production capacity.

For the year ended December 31, 2010, cash provided by financing activities was $67,179 compared to cash used by financing activities of $250,019 for the year ended December 31, 2009, an increase of $317,198. This increase was primarily due to proceeds from notes payable and lines of credit in the aggregate of $618,898 in 2010 compared to payments on lines of credit of $435,251 in 2009. The increase was partly offset against net payments in 2010 on notes payable – related parties of $305,620 and proceeds received in 2009 on notes payable – related parties of $270,620.

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	the assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;

●	the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;

●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;

●	the valuation of inventory, which impacts gross margin; and

●	the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

We discuss these policies further below, as well as the estimates and judgments involved.

Accounts Receivable / Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, factors we consider include known troubled accounts, historical experience, age, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Allowance for doubtful accounts at the beginning of the period	$452,266	$221,400
Bad debt expense	208,275	675,341
Amount of receivables written off	(257,610)	(428,960)
Effect of currency translation	(13,899)	(15,515)
Allowance for doubtful accounts at the end of the period	$389,032	$452,266

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2011 and 2010, no impairment charge of long-lived assets has been recorded.

Revenue Recognition and Sales Incentives

The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management's plans and methods of allocating research and development costs to the underlying reporting units.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2011, we had total furnace parts and supplies of $151,412, raw material of $920,064, work-in-process inventory of $867,988 and total finished goods inventory of $1,054,118. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past two years we have experienced no excess capacity charges. We have had to outsource the firing of certain kiln furniture products to meet demand.

Loss Contingencies

We are subject to various legal and administrative proceedings and asserted and potential claims, accruals related to product warranties and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. With respect to estimating the losses associated with repairing and replacing parts in connection with product warranty, we make judgments with respect to customer claim rates. Current warranty estimates are immaterial for accrual or further disclosure. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

Item 8.     Financial Statements and Supplementary Data.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets at December 31, 2011 and 2010	F2

Consolidated Statements of Income for the years ended December 31, 2011 and 2010	F4

Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2011 and 2010	F5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011 and 2010	F6

Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010	F7

Notes to the Consolidated Financial Statements	F9

4397 South Albright Drive, Salt Lake City, Utah 84124 (801) 277-2763 Phone • (801) 277-6509 Fax

Board of Directors
LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
Industriparken 22C, DK
2750 Ballerup, Denmark

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2011 and 2010. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended December 31, 2011 and 2010. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LiqTech International, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011, and 2010, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC
Salt Lake City, Utah
March 29, 2012

F1

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011	As of December 31, 2010
Current Assets:
Cash	$1,033,057	$559,259
Accounts receivable, net	5,299,569	3,029,075
Other receivables	1,528,362	517,296
Inventories	2,980,583	1,885,681
Prepaid expenses	301,375	110,552
Current deferred tax asset	17,786	7,000

Total Current Assets	11,160,732	6,108,863

Property and Equipment, net of accumulated depreciation	6,647,217	6,423,027

Other Assets:
Other intangible assets	34,167	81,554
Other investments	6,483	-
Deposits	146,184	43,537

Total Other Assets	186,834	125,091

Total Assets	$17,994,783	$12,656,981

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

F2

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011	As of December 31, 2010
Current Liabilities:
Lines of credit	$1,259,936	$1,033,088
Notes payable - current portion	259,396	100,000
Notes payable - related party, net of discount	3,328,183	-
Current portion of capital lease obligation	191,444	156,204
Accounts payable - trade	3,026,960	1,065,567
Accrued expenses	1,212,746	718,712
Accrued income taxes payable	3,710	-
Other accrued liabilities	154	7,155

Total Current Liabilities	9,282,529	3,080,726

Notes payable and long-term debt, less current portion	350,000	400,000
Long-term capital lease obligations, less current portion	950,351	925,749
Deferred tax liability	668,484	480,040

Total Long-Term Liabilities	1,968,835	1,805,789
Total Liabilities	11,251,364	4,886,515

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 and 100,000,000 shares authorized, 21,600,000 and 9,308,333 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	21,600	9,309
Additional paid-in capital	5,603,517	2,532,776
Treasury stock, at cost, 0 and 46,070 shares held at December 31, 2011 and December 31, 2010	-	(25,019)
Retained earnings	5,284,583	4,367,372
Deferred compensation	(268,282)	-
Other comprehensive income, net	(596,011)	(256,123)
Note receivable from a shareholder, net of discount	(3,328,183)	(80,000)
Uncontrolled interest in subsidiaries	26,195	1,222,151
Total Stockholders' Equity	6,743,419	7,770,466

Total Liabilities and Stockholders' Equity	$17,994,783	$12,656,981

The accompanying notes are an integral part of these consolidated financial statements.

F3

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010
Net Sales	$21,192,177	$15,728,817

Cost of Goods Sold	16,164,366	12,054,973

Gross Profit	5,027,811	3,673,844

Operating Expenses:
Selling expense	1,484,992	1,476,656
General and administrative expenses	1,943,333	1,748,596
Research and development	502,413	421,518

Total Operating Expense	3,930,738	3,646,770

Income From Operations	1,097,073	27,074

Other Income (Expense)
Interest and other income	100,986	64,916
Interest (expense)	(203,682)	(214,520)
(Loss) on investments	(57,684)	(123,647)
Gain on currency transactions	10,271	86,377
Gain (loss) on sale of fixed assets	411,436	(9,801)

Total Other Income (Expense)	261,327	(196,675)

Income Before Income Taxes	1,358,400	(169,601)

Income Tax Expense	359,508	145,531

Net Income (Loss)	998,892	(315,132)

Less Net Income (Loss) Attributable To Non Controlled Interest in Subsidiaries	81,681	(308,503)

Net Income (Loss) Attributable To Liqtech	$917,211	$(6,629)

	For the Year Ended December 31,
	2011	2010

Basic Earnings Per Share	$0.06	$(0.00)

Weighted Average Common Shares Outstanding	14,165,217	9,308,333

Diluted Earnings Per Share	$0.06	$(0.00)

Weighted Average Common Shares Outstanding Assuming Dilution	16,096,973	9,308,333

The accompanying notes are an integral part of these consolidated financial statements.

F4

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2011	2010

Net Income (Loss)	$998,892	$(315,132)

Currency Translation Net of Taxes	327,323	486,693

Other Comprehensive Income	$1,326,215	$171,561

Comprehensive Income (Loss) Attributable to Non-Controlling Interest in Subsidiaries	94,246	(351,548)

Comprehensive Income Attributable To Liqtech International, Inc.	$1,231,969	$523,109

The accompanying notes are an integral part of these consolidated financial statements.

F5

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2011 and 2010

					Additional		Other			Noncontrolled
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Deferred	Shareholder	Interest in
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Compensation	Receivable	Subsidiaries
Balance, December 31, 2009	9,308,333	$9,309	46,070	$(25,019)	$2,491,830	$4,374,001	$187,524	$-	$(80,000)	$1,573,699
Stock based compensation	-	-	-	-	40,946	-	-	-	-	-
Currency translation, net	-	-	-	-	-	-	(443,647)	-	-	(43,045)
Net Loss for the year ended December 31, 2010	-	-	-	-	-	(6,629)	-	-	-	(308,503)
Balance, December 31, 2010	9,308,333	$9,309	46,070	$(25,019)	$2,532,776	$4,367,372	$(256,123)	$-	$(80,000)	$1,222,151
Contribution of 15% interest of LiqTech International AS	-	-	-	-	280,039	-	-	-	-	(325,208)
Cancellation of shares held in treasury	-	-	(46,070)	25,019	(25,019)	-	-	-	-	-
Recapitalization of subsidiary and acquisition of non-controlled interest in LiqTech International AS and LiqTech NA	8,136,417	8,136	-	-	2,427,610	-	-	-	(5,144,751)	(964,994)
Amortization of discount on shareholder receivable	-	-	-	-	-	-	-	-	(54,882)	-
Currency adjustment on note receivable / payable	-	-	-	-	-	-	-	-	371,450	-
Recapitalization of subsidiary	4,155,250	4,155	-	-	(4,155)	-	-	-	-	-

Deferred compensation on options issued to directors and employees	-	-	-	-	392,266	-	-	(392,266)	-	-
Stock based compensation expense	-	-	-	-	-	-	-	123,984	-	-
Payments received on shareholder receivables	-	-	-	-	-	-	-	-	1,580,000	-
Currency translation, net	-	-	-	-	-	-	(339,888)	-	-	12,565
Net income for the year ended December 31, 2011	-	-	-	-	-	917,211	-	-	-	81,681
Balance, December 31, 2011	21,600,000	$21,600	-	-	$5,603,517	$5,284,583	$(596,011)	$(268,282)	$(3,328,183)	$26,195

The accompanying notes are an integral part of these consolidated financial statements.

F6

Liqtech International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$998,892	$(315,132)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,379,667	1,152,099
Compensation from stock options	123,984	40,946
Bad debt expense	208,275	428,960
Change in deferred tax asset / liability	177,658	118,410
(Gain) /loss on sale of equipment	(411,436)	9,801
Loss on Long- term investments	57,684	43,476
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,593,340)	715,075
(Increase) decrease in inventory	(1,094,902)	45,112
(Increase) decrease in prepaid expenses/deposits	(293,470)	50,738
Increase (decrease) in accounts payable	1,961,393	(206,364)
Increase (decrease) in accrued expenses	490,743	(333,979)
Total Adjustments	(993,744)	2,064,274
Net Cash Provided by Operating Activities	5,148	1,749,142
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,572,300)	(1,307,413)
Proceeds from sale / recovery of property and equipment	689,827	-
Purchase of intangible assets	-	(31,652)
Purchase of long-term investments	(64,167)	-
Net Cash Used by Investing Activities	(946,640)	(1,339,065)
Cash Flows from Financing Activities:
Proceeds from notes payable	109,396	500,000
Net proceed on lines of credit	226,848	118,898
Payments on notes payable - related party	-	(305,620)
Payments on capital lease obligation	(202,719)	(246,099)
Proceeds from issuance of common stock and warrants	4,607,087	-
Repurchase of common stock	(4,577,999)	-
Payments on Related Party Notes Receivable	1,580,000	-
Net Cash Used by Financing Activities	1,742,613	67,179
(Gain) on Currency translation	(327,323)	(486,693)
Net Increase (Decrease) in Cash and Cash Equivalents	473,798	(9,437)
Cash and Cash Equivalents at Beginning of the Period	559,259	568,696
Cash and Cash Equivalents at the End of Period	$1,033,057	$559,259

The accompanying notes are an integral part of these consolidated financial statements.

F7

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$203,682	$214,520
Income Taxes	$359,508	$145,531

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2011

The Company recorded a $280,039 capital contribution for the receipt of 400 shares of its subsidiary LiqTech International AS (former CoMeTas AS) with a non-controlling interest's value of $325,208.

The Company entered into a capital lease to purchase $262,561 in equipment. For the Year Ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

F8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVERSE ACQUISITION

On August 24, 2011, pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011, by and among, LiqTech International, Inc. (“Parent”) (formerly Blue Moose Media, Inc.), Blue Moose Delaware Merger Sub, Inc., (“BMD Sub”), a wholly owned subsidiary of Parent and LiqTech USA (the “Merger Agreement”), BMD Sub was merged with and into LiqTech USA (the “Merger”) and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Parent. Prior to the Merger there were 4,155,250 shares of the common stock, par value $.001 per share of Parent outstanding, pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA, was exchanged for 1,000 shares of Parent’s common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of Parent common stock being outstanding immediately following the Merger and warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

Business and Basis of Presentation — The consolidated financial statements include the accounts of LiqTech International, Inc., “Company”, “us”, “we” and “our” as used in this report refer to LiqTech International, Inc. and its subsidiaries (set forth below), which engages in the development, design, production, marketing and sale of diesel particulate air and liquid filters and kiln furniture in United States of America, Canada, Europe, Asia and Brazil.

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly Blue Moose Media, Inc.

LiqTech USA, Inc. (“LiqTech USA”), a Delaware corporation and a wholly-owned subsidiary of Parent formed in May 2011.

LiqTech A/S (“LiqTech AS”), a Danish Corporation, incorporated on March 15, 1999, a wholly-owned subsidiary of LiqTech USA, engages in the development, design, production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in Europe, Asia and Brazil.

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

LiqTech NA, Inc. (“LiqTech NA”) a 100% owned subsidiary of LiqTech AS, incorporated in Delaware on July 1, 2005, engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States of America and Canada. Prior to August 2011, LiqTech held a 90% interest in LiqTech NA.

LiqTech Asia (“LiqTech Asia”) a 60% owned subsidiary of LiqTech AS, incorporated in Korea on July 20, 2006, is currently a dormant subsidiary.

Consolidation — The consolidated financial statements include the accounts and operations of the Company. The non-controlling interests in the net assets of the subsidiaries are recorded in equity. The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

F9

Functional Currency / Foreign currency translation — The Group functional currency is the Danish Krone (“DKK”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (5.7456DKK and 5.6133 DKK to $1 at December 31, 2011 and at December 31, 2010, respectively) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years 2011 and 2010 (5.3621DKK and 5.6257DKK to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at December 31, 2011 and December 31, 2010.

Accounts Receivable — Accounts receivables consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Allowance for doubtful accounts at the beginning of the period	$452,266	$221,400
Bad debt expense	208,275	675,341
Amount of receivables written off	(257,610)	(428,960)
Effect of currency translation	(13,899)	(15,515)
Allowance for doubtful accounts at the end of the period	$389,032	$452,266

Inventory — Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to twenty years (See Note 4).

Long-Term Investments — Investments in non-public companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

Intangible Assets — Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortized the patents on a straight line basis over the estimated useful life of two to ten years.

F10

Revenue Recognition and Sales Incentives — The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

Advertising Cost — Cost incurred in connection with advertising of the Company’s products are expensed as incurred. Such costs amounted to $47,645 and $31,329, for the year ended December 31, 2011 and 2010, respectively.

Research and Development Cost — The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the year ended December 31, 2011 and 2010 are $502,413, and $421,518, respectively, of research and development costs.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Earnings Per Share — The Company calculates earnings per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options — The Companies have granted stock options to certain key employees. See Note 12. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $123,984 and $40,946 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments — The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

F11

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity — except investments by, and distributions to, owners — be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These new standards are effective for us beginning in the first quarter of 2012 and are to be applied retrospectively.

In June 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. We will adopt this standard when they apply. Other than requiring additional disclosures, the adoption of this amendment will not have a material impact on our consolidated financial statements.

These amended standards will impact the presentation of other comprehensive income but will not impact our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Restatement — The common shares outstanding, common stock and additional paid in capital have been restated in the December 31, 2010 financial statements to reflect the 9,308,333 shares par value of $0.001 per share issued for the 1,560 shares par value of DKK 1,000 per share of LiqTech AS in connection with the Merger.

NOTE 2 — RELATED PARTY TRANSACTIONS

Notes Receivable from Related Parties — At December 31, 2010, LiqTech NA had a note receivable of $80,000 from an officer bearing interest at 4%. The note was secured by the officer’s stock in the Company and was due on demand. The note was paid in full as of December 31, 2011. Interest income of $1,600 and $3,200 was recorded and received for the year ended December 31, 2011 and 2010, respectively.

The Company has a 19,500,000 DKK (approximately $3,393,901)  note receivable, net of a discount of $65,718 as of December 31, 2011, from a shareholder resulting from the purchase of common shares and classified as equity in the accompanying financial statements. The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. During the year ended December 31, 2011 the Company recorded interest income of $54,882 as a result of amortization of the discount.

F12

Notes Payable to Related Party — The Company has a19,500,000 DKK (approximately $3,393,901) note payable, net of a discount of $65,718 as of December 31, 2011, to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger. The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. During the three and year ended December 31, 2011 the Company record interest expense of $54,882 as a result of amortization of the discount.

During, 2010, the Company paid DKK1,586,200 the remaining balance of a note payable plus interest accruing at 6% to an entity controlled by the majority shareholder.

NOTE 3 — INVENTORY

Inventory consists of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Furnace parts and supplies	$151,412	$250,526
Raw materials	920,064	397,634
Work in process	867,988	529,253
Finished goods	1,054,118	721,268
Reserve for obsolescence	(13,000)	(13,000)
Net Inventory	$2,980,583	$1,885,681

The Company’s inventory is held as collateral on the Company’s line of credits.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and December 31, 2010:

	Useful Life	2011	2010
Production equipment	3 - 10	$10,025,051	$9,177,522
Lab equipment	3 - 10	349,750	354,435
Computer equipment	3 - 10	236,155	171,232
Vehicles	3	10,565	10,814
Furniture and fixture	5	47,898	-
Building	20	-	214,807
Leasehold improvements	10	443,448	573,650
		11,112,867	10,502,460
Less Accumulated Depreciation		(4,465,650)	(4,079,433)
Net Property and Equipment		$6,647,217	$6,423,027

Depreciation expense amounted to $1,332,280 and $1,110,017, for the year ended December 31, 2011 and 2010, respectively. The Company’s property and equipment is held as collateral on the lines of credit.

F13

NOTE 5 — DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2011 and December 31, 2010, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products of $34,166 and $81,554, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the year ended December 31, 2011 and 2010 is $47,387and $42,082, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,
2012	$5,455
2013	5,455
2014	5,455
2015	5,455
2016	5,455
Thereafter	6,891
$34,166

NOTE 6 — LINES OF CREDIT

LiqTech AS has a DKK 6,000,000 (Approximately $1,044,277 at December 31, 2011) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $882,081 and $764,571 outstanding as of December 31, 2011 and December 31, 2010, respectively. Interest is charged monthly at 4.26% per annum at December 31, 2011, the line is secured by certain of the Company’s receivables, inventory and equipment. At December 31, 2011, there was $162,196 available on the line. During March 2012, the line was paid off.

LiqTech Int. DK has a DKK 3,000,000 ($522,139 and $534,445 at December 31, 2011 and December 31, 2010, respectively) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $377,933 and $268,517 outstanding as of December 31, 2011 and December 31, 2010, respectively. Interest is charged monthly at 4.26% per annum at December 31, 2011, the line is secured by certain of the Company’s receivables, inventory and equipment. As of December 31, 2011, there was $144,206 available on the line. During March 2012, the line was paid off.

NOTE 7 — NOTES PAYABLE

  Note Payable — In September 2011 LiqTech AS entered into a notes payable agreement with a financial institution, wherein LiqTech AS drew down $450,000 through December 31, 2011. Interest is charged monthly at 4.95%  per annum at December 31, 2011. The line is secured by certain of the Company’s receivables, inventory and equipment. The line is payable in quarterly principal installments of $25,000 plus interest through June 30, 2016.

Maturities of notes payable as stipulated in the agreements, at December 31, 2011 are as follows:

Year ending December 31,
2012	$100,000
2013	100,000
2014	100,000
2015	100,000
2016	50,000
Thereafter	-
$450,000

F14

NOTE 8 — LEASES

Operating Leases — The Company leases office and production facilities under operating lease agreements expiring in August 31, 2013, March 2014, July 2016. Some of these lease agreements have a right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2011 are as follows:

Year ending December 31,	Lease Payments
2012	$552,968
2013	$537,435
2014	$571,103
2015	$585,292
2016	$475,369
Thereafter	$51,196
Total Minimum Lease Payments	$2,773,363

Lease expense charged to operations was $565,412 and $537,657, for the year ended December 31, 2011, and 2010.

Capital Lease — The Company leases equipment on various variable rate capital leases currently calling for monthly payments of $2,045, $2,871, $11,440, $4,433 and $673 expiring through April 2017. At December 31, 2011 and at December 2010, the Company had recorded equipment on capital lease at $1,546,696 and $1,433,440, respectively, with related accumulated depreciation of $430,070 and $317,247, respectively.

During the year ended December 31, 2011 and 2010, depreciation expense for equipment on capital lease amounted to $153,762, and $185,513, respectively, and has been included in depreciation expense. During the year ended December 31, 2011 and 2010, interest expense on capital lease obligation amounted to $49,405, and $83,528, respectively. In August 2011, the Company purchased an additional furnace to increase their production capacity for $262,561 financed under a capital lease plus installation cost of $150,000.

Future minimum capital lease payments are as follows for the periods ended December 31:

As of December 31, 2011
2012	$287,511
2013	249,455
2014	244,880
2015	213,618
2016	206,790
Thereafter	132,781
Total minimum lease payments	1,335,035
Less amount representing interest	(193,240)
Present value of minimum lease payments	1,141,795
Less Current Portion	(191,444)
$950,351

F15

NOTE 9 — AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan — LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2011 and 2010, matching contributions were expensed and totaled $20,879 and $14,682, respectively.

NOTE 10 — INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes; which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2011 and 2010:

	2011	2010
Deferred rent	$-	$2,506
Vacation Accrual	13,234	-
Reserve for obsolete inventory	4,552	4,494
Net current tax assets	$17,786	$7,000

Business tax credit carryover	-	2,528
Net operating loss carryover	130,118	307,227
Excess of book over tax depreciation	(798,602)	(789,795)
Net deferred tax liability	(668,484)	$(480,040)

In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain.  The first step is to determine whether the tax position meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which can difficult to determine and can only be estimated. Management estimates that it is more likely than not that the Company will generate adequate net profits to use the deferred tax assets; management has estimated that all of the deferred tax will be realized and consequently, a valuation allowance was not recorded.

As of December 31, 2011 the Company had net operating loss carryovers of $130,118 for U.S. Federal purposes expiring through 2032

F16

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at December 31, 2011 and 2010:

	2011	2010
Computed tax at expected statutory rate	$444,553	$(57,664)
State and local income taxes, net of federal benefits	6,945	63,586
Non-deductible expenses	26,269	1,723
Non-US income taxed at different rates	(87,033)	105,892
Manufacture and other tax credits	(30,974)	-
Other items	(252)	31,994
Income tax expense	$359,508	$145,531

 The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2011 and 2010 consist of the following:

	2011	2010
Current income tax expense (benefit)
Danish	$25,665	$8,783
Federal	145,662	-
State	10,523	13,992
Current tax expense	$181,850	$22,775

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$8,749	$386,109
Deferred rent	2,506	(2,506)
Business tax credit carryover	2,528	-
Net operating loss carryover	177,109	(303,921)
Allowance for doubtful accounts	-	47,568
Accrued Rent	(13,234)	-
Reserve for obsolete inventory	-	(4,494)
Current tax expense	$177,658	$122,756

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish  and U.S. federal, and Minnesota state income tax returns, and LiqTech AS and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2006 for their Danish tax returns.  LiqTech NA is generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 11 — ACQUISITIONS

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

F17

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

NOTE 12 — EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2011 and 2010:

	For the Year Ended December 31
	2011	2010
Net Income (Loss) attributable to LiqTech International Inc.	$0.06	(0.00)
Weighted average number of common shares used in basic earnings per share	14,165,217	9,308,333
Effect of dilutive securities, stock options and warrants	$0.06	(0.00)
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	16,096,973	9,308,333

The Company included all outstanding common stock equivalents in the calculation of weighted average common shares and potential dilutive common shares outstanding.

The weighted average common shares outstanding used in the calculation of earning per shares for the year ended December 31, 2011, reflects the 9,308,333 issued to the former shareholders of LiqTech AS in connection with the reverse acquisition.

NOTE 13 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2011 and 2010, respectively, there were 21,600,000 and 9,308,333 common shares issued, and 21,600,000 and 9,262,263 common shares outstanding.

On April 19, 2011, the Company received 400 common shares, with an uncontrolled interest value of $325,208, (15% of the outstanding common shares) of LiqTech Int. DK (formerly CoMeTas AS) upon the departure of the Chief Executive Officer and recorded a capital contribution of $280,039.

F18

  Voting

Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

  Dividends

Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

  Liquidation Rights

In the event of any liquidation, dissolution or winding-up of our affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of common stock will be entitled to share ratably in the distribution of any of our remaining assets.

  Other Matters

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Common Stock Purchase Warrants

We have outstanding warrants to purchase 6,500,000 shares of common stock. The warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. While the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of share to provide for the issuance of the shares underlying the warrants.

Stock Options — In August 2011, the Company’s Board of Directors adopted a Stock Option Plan. Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At December 31, 2011, the total number of shares of common stock granted under the Plan was 2,060,000 options.

F19

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term	3.0 - 3.5 Years
Volatility	0.07% - 52.69%
Risk free interest rate	2.33%
Dividend yield	0%

The Company recognized employee stock based compensation expense of $123,984 and $40,946 for the year end December 31, 2011 and 2010, respectively. At December 31, 2011 the Company had approximately $268,282 of unrecognized compensation cost related to Non-vested options expected to be recognized through December 15, 2013.

A summary of the status of the options outstanding at December 31, 2011 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50-$3.60	2,060,000	3.11 years	$2.653	686,667	$2.653

A summary of the status of the options at December 31, 2011, and changes during the year is presented below:

	December 31, 2011
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value
Outstanding at beginning of period	-	$-	-	$-
Granted	2,060,000	2.653	3.11	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	2,060,000	$2.653	3.11	$2,341,400
Vested and Expected to Vest	686,667	$2.653	3.11	$780,467
Exercisable end of period	2,060,000	$2.653	3.11	$583,334

The Company had no non-vested options at the beginning of the period. At December 31, 2011 the Company 2,060,000 non-vested options with a weighted average exercise price of $2.653 and with a weighted average grant date fair value of $0.18, resulting in unrecognized compensation expense of $268,282, which is expected to be expensed over a weighted-average period of 2 years.

The total intrinsic value of options exercised during the year ended December 31, 2011 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2011 (for outstanding options), less the applicable exercise price.

F20

NOTE 14 — SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had four customers who accounted for 11%, 10%, 10% and 7% of total sales at December 31, 2011. The Company had four significant customers who accounted for 29%, 15%, 14% and 9% of total sales at December 31, 2010.

The Company sells filters throughout the world; sales by geographical region are as follows for the three and year ended December 31, 2011 and 2010:

	For the Year Ended December 31
	2011	2010
United States and Canada	$6,640,642	$5,593,498
South America	17,949	76,121
Asia	1,292,143	2,514,095
Europe	13,241,443	7,545,103
	$21,192,177	$15,728,817

The Company’s sales by product line are as follows for the three and year ended December 31, 2011 and 2010:

	For the Year Ended December 31
	2011	2010
Ceramic diesel particulate	$17,211,557	$13,820,862
Liquid filters	3,708,624	1,907,955
Kiln furniture	271,996	-
	$21,192,177	$15,728,817

NOTE 15 — INSURANCE CLAIMS

On July 19, 2011, the building housing LiqTech Int. DK (formerly CoMeTas AS) corporate office and production facility suffered damages resulting from a fire in the roof structure and portions of the corporate offices. The Production facility suffered structural and water damages making the facility unsafe for future use. The Company located a new facility and moved their operations and usable equipment. The Company filed claims under two insurance policies on LiqTech Int. DK, a DKK 15,500,000 (approximately $2,750,000 USD) policy for casualty losses and a DKK 10,000,000 (approximately $1,800,000 USD) policy for business interruptions.

The business interruption policy covered a period of twelve months from the date of the fire.  The Company settled with the insurance company and will receive 5,408,000 DKK (approximately $1,000,000USD) under the business interruption policy. The Company will record the proceeds from the policy ratably over twelve month period covered. As of December 31, 2011, the Company recorded 3,201,806 DKK (approximately $600,000 USD) as an increase in sales, 497,806DKK (approximately $100,000) as an increase in costs of goods sold and 2,704,000DKK (approximately $500,000USD) as a deferral under the business interruption policy.

The Company will receive 5,584,015DKK (approximately $1,040,000 USD) under the casualty loss policy and has written off production equipment and leasehold improvements with a net book value of 1,519,532 DKK (approximately $285,000USD) resulting in a 2,284,112 DKK (approximately $425,000) gain from the loss. The proceeds from the policy were used to replace the equipment and leasehold improvements in the new facility.

F21

The remaining amount received 1,780,371DKK (approximately $330,000USD) are recovering of  expenses held as a consequent of the fire. There is no gain or loss booked as a consequent of that.

Included in other receivables as of December 31, 2011, is 4,205,604DKK, (approximately $730,000UDS) which was subsequently collected in 2012 and 2,704,000 (approximately $470,000USD) in accrued liability, which will be ratably recorded to income through July 2012.

NOTE 16 — SUBSEQUENT EVENT

The Company’s management reviewed material events through March 19, 2012.

On March 2, 2012, we completed the initial closing of a registered public offering of our common stock.  As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing are approximately $7.4 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.  Sunrise Securities Corp. acted as the exclusive placement agent for this transaction.  As part of the compensation for the placement agent, we also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock (equal to 5% of the shares of common stock sold by the placement agent and its agents in the offering). The warrants will have an exercise price equal to $4.06 (or 125% of the offering price of the shares sold in the offering) and may be exercised on a cashless basis. The warrants are exercisable for a period of five years commencing after the effective date of the registration statement related to the offering. The warrants are subject to a lock-up restriction for 180 days pursuant to FINRA Rule 5110(g). The warrants are not redeemable by us.

On March 13, 2012, the Company repaid lines of credits with balance of $882,081 and $377,933 as December 31, 2011.

On February 29, 2012, we entered into a non-binding letter of intent with Pirelli & C. Eco Technology S.p.A. (“Pirelli”) to acquire all of the outstanding equity interests in S.C. Pirelli & C. Eco Technology RO SRL (“S.C. Pirelli”), Pirelli’s Romanian subsidiary, which, among other assets, has a manufacturing facility in Bumbesti, Romania. The fixed assets of S.C. Pirelli that are used for its diesel particulate filter business, including the buildings at the Romanian manufacturing facility, are anticipated to have a net book value of Romanian Leu (RON) 66,978,129 (equivalent to approximately Euro 15.6 million or $21 million) at December 31, 2011 as determined in accordance with International Financial Reporting Standards (IFRS). The land on which the manufacturing facility is located is under a long-term lease, and S.C. Pirelli will have the right to recover the investment made with respect to the buildings at the manufacturing site (net of accumulated depreciation over a period of 30 years). The letter of intent contemplates that we will pay $15 million in cash to Pirelli as consideration for such purchase. At the time of the purchase, it is contemplated that the subsidiary will have no debt or other liabilities and that Pirelli will indemnify us against any such pre-closing debt and liabilities to the extent not reflected on the closing balance sheet.

The letter of intent also contemplates that Pirelli will invest $19 million in shares of our common stock at a per share price equal to the lower of $3.90 and the weighted average price of a share of our common stock for the 10 business days preceding the closing date of the transactions contemplated by the letter of intent. Pirelli will also receive one share of voting preferred stock, which will permit Pirelli to appoint one member of our board of directors. This share of preferred stock will automatically convert into one share of our common stock upon Pirelli ceasing to own in the aggregate 50% of the shares (as adjusted for stock splits and stock dividends) of our common stock acquired in connection with these transactions. If the maximum number of shares offered in this offering are sold, and assuming that the shares will be issued to Pirelli at a per share price of $3.90, Pirelli will beneficially own approximately 14.0% of our outstanding shares of common stock.

It is contemplated that Pirelli and we will enter into an agreement for the supply of diesel particulate filters to Pirelli and for the assembly of retrofit systems for Pirelli. It is also contemplated that Pirelli will guarantee to cover up to RON 6.6 million of fixed costs and Euro 560,000 of salary in 2012 and RON 6.15 million of fixed costs and Euro 660,000 of salary in 2013 if the EBITDA of S.C. Pirelli is negative for such years. Furthermore, it is contemplated that Pirelli will support our research and development and worldwide sales efforts for filters and membranes.

F22

In connection with such transactions, it is contemplated that Pirelli and Aldo Petersen will enter into a shareholder agreement pursuant to which each party will have rights of first refusal and tag along rights on sales of our common stock by the other party. All shares acquired by Pirelli in connection with the transactions contemplated by the letter of intent will be subject to a lock-up provision for one year from the closing date of such transactions. Mr. Petersen is also contemplated to enter into a lock-up agreement restricting his ability to transfer the shares beneficially owned by him for one year from the closing date of the transactions contemplated by the letter of intent. It is contemplated that Pirelli will be granted registration rights in respect of the shares of our common stock that it acquires pursuant to the above transactions upon the expiration of the lock-up period. Pirelli is also contemplated to receive certain veto rights in respect of strategic decisions relating to S.C. Pirelli.

The transactions contemplated by the letter of intent are subject to the execution of definitive agreements mutually agreeable to both parties and there is no assurance that such agreements will be executed or that the contemplated transactions will occur as described above or at all.

F23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Blue Moose historically retained Pritchett, Siler & Hardy, P.C. (“PSH”) as its principal accountant. In connection with the closing of the Merger, we terminated PSH and retained Gregory & Associates, LLC as our principal accountant. Our Board of Directors approved the change, effective August 24, 2012.

PSH’s reports on our financial statements for the years ended December 31, 2010 and 2009 included in the Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that their reports included disclosure of uncertainty regarding Blue Moose’s ability to continue as a going concern.

From inception through August 24, 2011, Blue Moose had no disagreements with PSH on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Blue Moose had not consulted with Gregory & Associates, LLC on any matter prior to the Merger.

We have authorized PSH to respond fully to the inquiries of Gregory & Associates, LLC concerning any matters discussed above. We have provided PSH with a copy of the above statements. We have requested that PSH furnish us with a letter addressed to the SEC stating whether PSH agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter from PSH is filed as Exhibit 16 hereto.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”),  Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on International Control Over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Commission which require the Company to provide only management’s report in this report.

Item 9B.     Other Information

None.

Item 10.    Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors, senior executive officers and other key employees.

Name	Age	Titles
Aldo Petersen	50	Chairman of the Board
Lasse Andreassen	59	Chief Executive Officer (Principal Executive Officer) and Director
Soren Degn	42	Chief Financial Officer (Principal Financial and Accounting Officer)
Donald S. Debelak	62	Head of U.S. Operations
Paul Burgon	41	Director
John F. Nemelka	46	Director
Michael Sonneland	43	Director

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Aldo Petersen.  Aldo Petersen has been Chairman of the Board of LiqTech International, Inc. since August 2011. He has been the Chief Executive Officer of APE Invest A/S, a private Danish investment company, since 1996. Until 2006, Mr. Petersen was also the chief executive officer of EuroTrust (formerly known as Telepartner), a formerly NASDAQ-listed company that he founded in 1986. Prior to EuroTrust, he started and sold one of Denmark’s first hedge funds, Dansk Fromue Invest. Mr. Petersen was a major investor in Greentech, a renewable energy company that builds wind farms in Denmark, Germany, Poland and Italy. He is a private investor in wind farms in Germany and France, and was also a major investor in Football Club Copenhagen (listed on the Copenhagen Stock Exchange). Mr. Petersen has a B.A. degree in Economics from Copenhagen Business School.

Lasse Andreassen.  Mr. Andreassen has served as Chief Executive Officer and as a Director of LiqTech International, Inc. since August 2011.  In 1999, Mr. Andreassen co-founded LiqTech and has served as its CEO since 2002. From 1997 to 2001, Mr. Andreassen held Director positions at Kampsax (a consulting firm). From 1995 to 1997, Mr. Andreassen worked as the Director of Operations for Hydro Texaco Denmark. Previously, he also was Vice President of Danfoss’s system control business and Director of Operations for the Mexican division of Niro Atomizers. Mr. Andreassen has a B.S. degree in Mechanical Engineering from Københavns Teknikum.

Soren Degn.  Mr. Degn has served as CFO of LiqTech International, Inc. since August 2011. From 2008 until 2011, he was the CFO of Guava, a publicly listed internet advertising company. From 2007 to 2008, Mr. Degn served as CFO of Advance Renewable Energy Ltd. From 2001 to 2006, he was the CFO of EuroTrust (a NASDAQ/AIM listed Company, formerly known as Telepartner). From 1996 to 2001, he was the financial controller at Kampsax (a consulting company). From 1989 to 1996, he worked at KPMG in Denmark. Mr. Degn has a B.A. degree in Business Administration and an M.B.A. from the Copenhagen Business School.

Donald S. Debelak.  Mr. Debelak has served as Head of LiqTech International, Inc.’s U.S. Operations. In 2004, Mr. Debelak started working for the Company as the exclusive North American Representative and became President when the Company started its U.S. manufacturing facility in late 2005. Prior to working with LiqTech, from 2000 to 2004, Mr. Debelak was Director of Marketing and Business Development for Chart Industries’ NexGen Fueling Division, which provides clean burning liquid natural gas (LNG) vehicle tanks and fueling stations primarily to Arizona and California customers. Previous positions include Director of Marketing and Sales for Magnetic Processing Systems, a metal working start-up company, and Marketing Director for Philtech Instrument Company and Director of Product Management for Syntex Dental Products. Mr. Debelak is also the author of 15 business books, primarily related to new product introductions and marketing, published by McGraw Hill, Entrepreneur Media, John Wiley and Sons and Adams Media. Mr. Debelak has a B.A. degree in Chemistry from the University of Minnesota and an M.B.A. from Rutgers University.

Paul Burgon.  Mr. Burgon has served as a Director of LiqTech International, Inc. since September 5, 2011. Mr. Burgon is the interim Chief Financial Officer of SWK Holdings Corporation (OTCBB: SWKH). Mr. Burgon has served as a Principal and CFO of NightWatch Capital Advisors, LLC since March 2005. Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation from 1998 to 2005, where he completed approximately 50 transactions with a value of almost $2 billion. Mr. Burgon led corporate development at Fluke Corporation from 1997 to 1998 and worked at Coopers and Lybrand from 1994 to 1997. Mr. Burgon holds a B.S.BA. degree (cum laude) in Finance and International Business and an M.B.A. degree from the McDonough School of Business at Georgetown University.

John F. Nemelka.  Mr. Nemelka has served as a Director of LiqTech International, Inc. since September 5, 2011. Mr. Nemelka has been serving as the interim CEO of SWK Holdings, a publicly traded company, since January 2010 and a director since October 2005. He founded NightWatch Capital Group, LLC, an investment management business, and has served as its managing principal since its formation in July 2001. Since October 2009, Mr. Nemelka has also been serving on the Board of Directors of SANUWAVE Health, Inc., a publicly traded company. Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

Michael Sonneland.  Mr. Sonneland has served as a Director of LiqTech International, Inc. since September 5, 2011. From 1997 until 2011, Mr. Sonneland has been the CEO of Narum Stormarked A/S, a Danish supermarket. From 1995 to 1997, he served as a management consultant for Arthur Andersen. Mr. Sonneland has a B.A. degree in Business Administration and an M.B.A. from the Copenhagen Business School.

According to our bylaws, the number of directors at any one time may not be less than one or more than seven. The maximum number of directors at any one time may be increased by a vote of a majority of the directors then serving.

Our charter provides for the annual election of directors. At each annual meeting of stockholders, our directors will be elected for a one-year term and serve until their respective successors have been elected and qualified. It is anticipated that the Board of Directors will meet at least quarterly.

The following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. Andreassen’s knowledge regarding our operations and the markets in which we compete provides a critical link between management and the Board, enabling the Board to provide its oversight function with the benefit of management’s perspective of the business.

Mr. Burgon’s hands-on experience in public company corporate governance and corporate finance provides the Board with a unique perspective on corporate governance matters and corporate finance matters. Given his financial experience, Mr. Burgon has been determined by our Board to be an Audit Committee Financial Expert.

Mr. Nemelka’s experience is investment management and his hands-on experience in public company corporate governance provides the Board with the perspective of an active investor with a critical understanding of the capital raising markets and corporate governance matters.

Mr. Peterson’s knowledge regarding our history and operations provides a critical link between management and the Board, enabling the Board to provide its oversight function with the benefit of management’s perspective of the business.

Mr. Sonneland’s experience as a corporate executive and management consultant for Arthur Andersen, which at that time was one of the “Big Five” accounting firms providing auditing, tax, and consulting services to large corporations, and his educational background in business administration provides the Board with valuable management and leadership skills and an understanding of corporate governance matters.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Independence

Our Board of Directors has determined that Messrs. Burgon, Nemelka and Sonneland are independent as that term is defined in the listing standards of the NYSE Amex. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other directors, Messrs. Andreassen and Peterson, are not considered independent under these rules because Mr. Andreassen serves as an executive officer and Mr. Peterson has influence as a significant stockholder. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an audit committee, a compensation committee, and a governance committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance Committee
Paul Burgon*	John F. Nemelka*	Aldo Petersen*
Michael Sonneland	Paul Burgon	John F. Nemelka
Michael Sonneland
* Chairman of the committee

Audit Committee

Our audit committee consists of Paul Burgon (Chair) and Michael Sonneland, each of whom is an independent director as defined in the NYSE Amex rules and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Burgon is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is able to read and understand fundamental financial statements. We have implemented a written charter for our audit committee that provides that our audit committee is responsible for:

●	appointing, compensating, retaining, overseeing and terminating our independent auditors and pre-approving all audit and non-audit services permitted to be performed by the independent auditors;

●	discussing with management and the independent auditors our annual audited financial statements, our internal control over financial reporting, and related matters;

●	reviewing and approving any related party transactions;

●	meeting separately, periodically, with management, the internal auditors and the independent auditors;

●	annually reviewing and reassessing the adequacy of our audit committee charter;

●	such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time; and

●	reporting regularly to the Board of Directors.

During the fiscal year ended December 31, 2011, the Audit Committee met one time.

Compensation Committee

Our compensation committee consists of John F. Nemelka (Chair), Paul Burgon and Michael Sonneland, each of whom is an independent director as defined in the NYSE Amex rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code.  We have implemented a written charter for our compensation committee that provides that our compensation committee is responsible for:

●	reviewing and making recommendations to our Board Directors regarding our compensation policies and forms of compensation provided to our directors and officers;

●	reviewing and making recommendations to our Board of Directors regarding bonuses for our officers and other employees;

●	reviewing and making recommendations to our Board of Directors regarding stock-based compensation for our directors and officers;

●	administering our stock option plans in accordance with the terms thereof; and

●	such other matters that are specifically delegated to the compensation committee by our Board of Directors after the business combination from time to time.

During the fiscal year ended December 31, 2011, the Compensation Committee did not meet. The options issued during the year were granted by the Board since the Compensation Committee was not officially formed yet at that time.

Governance Committee

Our governance committee consists of Aldo Petersen (Chair) and John F. Nemelka. Mr. Nemelka is an independent director as defined in the NYSE Amex rules. We have implemented a written charter for our governance committee that provides that our governance committee is responsible for:

●	overseeing the process by which individuals may be nominated to our Board of Directors;

●	identifying potential directors and making recommendations as to the size, functions and composition of our Board of Directors and its committees;

●	considering nominees proposed by our stockholders;

●	establishing and periodically assessing the criteria for the selection of potential directors;

●	making recommendations to the Board of Directors on new candidates for Board membership; and

●	overseeing corporate governance matters.

In making nominations, the governance committee intends to submit candidates who have high personal and professional integrity, who have demonstrated exceptional ability and judgment and who are effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the stockholders. In evaluating nominees, the governance committee intends to take into consideration attributes such as leadership, independence, interpersonal skills, financial acumen, business experiences, industry knowledge, and diversity of viewpoints.

During the fiscal year ended December 31, 2011, the Governance Committee did not meet.

Legal Proceedings Involving Officers and Directors

To the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted any code of business ethics; however the Company intends to do so in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2011 and 2010 earned by or paid to our chief executive officer and our most highly compensated executive officer in 2011 whose total compensation exceeded $100,000 (the “named executive officers”). Although Soren Degn, our Chief Financial Officer, is included in the disclosure below, he was not a named executive officer in fiscal year 2011 because he received less than $100,000 in total compensation during 2011. Furthermore, Jens Kjær, the former CEO of Cometas A/S (now known as LiqTech Denmark International), is not a named executive officer for 2011 because he was not an executive officer at the end of fiscal year 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other	Total ($)
Lasse Andreassen,	2011	$104,428	—	—	$3,139	—	—	$7,832 (4)	$115,399
Chief executive officer (3)	2010	147,438	—	—	—	—	—	—	147,438
	2009	166,034	—	—	—	—	—	—	166,034

Donald S. Debelak,	2011	162,000	—	—	2,485	—	—	—	164,485
Head of U.S. Operations	2010	162,000	—	—	—	—	—	—	162,000
	2009	144,000	—	—	—	—	—	—	144,000

Soren Degn,	2011	64,397	—	—	2,616	—	—	—	67,013
Chief Financial Officer (5)	2010	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—

Jens Husted Kjær, CEO of	2011	45,027	—	—	—	—	—	—	45,027
Cometas (6)	2010	166,568	—	—	—	—	—	—	166,568
	2009	173,516	—	—	—	—	—	—	173,516

(1)
Total salaries for Messrs. Andreassen and Kjær for 2009 and 2010 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6133, as of December 31, 2010. Total salaries for Messrs. Andreassen, Degn and Kjær for 2011 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.7456, as of December 31, 2011. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 30, 2010 or December 31, 2011, or at any other rate.

(2)
These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2011, computed in accordance with FASB ASC Topic 718. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options. On August 24, 2011, Messrs. Andreassen, Debelak and Degn were granted stock options to purchase 180,000, 142,500 and 150,000 shares of common stock, respectively, at $3.00 per share. On August 24, 2011, Messrs. Andreassen, Debelak, and Degn were granted stock options to purchase 60,000, 47,500 and 50,000 shares of common stock, respectively, at $1.50 per share. The vesting schedule of such options is as follows: one-third of the options vested immediately, one third of such options vest on September 1, 2012 and one third of such options vest on September 1, 2013. All of these options will expire on February 28, 2015.

(3)
For the years ended December 31, 2011, 2010 and 2009, Mr. Andreassen was entitled to an annual base salary of approximately $182,749, $178,000 and $178,000, respectively. From January 2011 until October 2011, Mr. Andreassen was entitled to an annual base salary of DKK 1,000,000. From October 2011 until December 2011, Mr. Andreassen was entitled to an annual base salary of DKK 1,200,000.

(4)	Pursuant to Mr. Andreassen’s employment agreement, Mr. Andreassen received $7,832 of contributions from the Company to his individual retirement account in 2011.

(5)
Mr. Degn became our chief financial officer in August 2011. Pursuant to his employment agreement, Mr. Degn is entitled to an annual base salary of approximately $177,527. Mr. Degn was not an executive officer of the Company in fiscal year 2010 or 2009.

(6)	Resigned from his position in April 2011.

Employment Arrangements

We have employment agreements with Messrs. Andreassen, Debelak and Degn.

Effective upon the closing of the Merger, we entered into a new employment agreement with Lasse Andreassen for his continued employment as our chief executive officer. Under the agreement, Mr. Andreassen will (i) through January 2013, earn a base annual salary of approximately DKK 1,200,000 (or approximately $208,856 based on the currency exchange rate of $1 = DKK 5.7456 as of December 31, 2011); (ii) be entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.25 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) be entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) be entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, be entitled to a severance payment equal to 36 months of his salary; and (vi) provide us with 24 months prior notice upon his voluntary termination of employment.

Mr. Andreassen’s previous employment agreement was terminated in October 2011. Under that agreement, Mr. Andreassen’s annual compensation included an annual base salary of approximately DKK 1,000,000 (or approximately $178,148 based on the currency exchange rate of $1.00 = DKK 5.6133 as of December 31, 2010) plus an annual bonus in an amount equal to 10% of our annual net profit. In addition, upon termination of his employment (i) by us for any reason, other than for Cause, be was entitled to a severance payment equal to 24 months of his salary; and (ii) by him voluntarily, he was required to provide us with 12 months prior notice.

The employment agreement with Mr. Debelak was entered into on, and became effective as of, November 16, 2005. Mr. Debelak’s employment agreement was amended on December 15, 2011, effective as of November 16, 2011. The term of the employment agreement ends on November 1, 2014 due to the exercise of an extension option. Mr. Debelak’s annual compensation includes an annual base salary of $162,000. Mr. Debelek is entitled to receive annually the number of options equal to 0.15 multiplied by our EBIT, divided by our average share price during the ten days prior to the publication of our financial results. One-third of the options will vest immediately, one-third of such options may be exercised after 12 months of the grant and one-third of such options may be exercised after 24 months of the grant. He is also entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance. We may terminate Mr. Debelak’s employment as a result of a “Permanent Disability,” “for Cause,” or “without Cause,” as defined in his employment agreement. Mr. Debelak may be terminated without Cause only upon 12 months’ prior written notice by us, and he may not resign from his position unless he provides us with six months’ prior written notice. Upon termination of his employment without Cause, Mr. Debelak will be entitled to his annual compensation and continuation of his health insurance coverage for a period of 12 weeks after the termination date in return for a Release of Claims. In addition, Mr. Debelak has agreed not to solicit our customers or compete with us for a period of two (2) years from the date of termination.

Effective upon the closing of the Merger, we entered into an employment agreement with Soren Degn for his employment as our Finance Director/CFO. Under the agreement, Mr. Degn will (i) through January 2013, earn a base annual salary of approximately DKK 1,020,000 (or approximately $177,527 based on the currency exchange rate of $1 = DKK 5.7456 as of December 31, 2011); (ii) be entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.15 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) be entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) be entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, be entitled to a severance payment equal to 24 months of his salary; and (vi) provide us with 12 months prior notice upon his voluntary termination of employment

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2011. In addition, although Soren Degn, our chief financial officer, was not a named executive officer in fiscal year 2011, we have included him in the table below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (1)	Number of Securities Underlying Unexercised Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Lasse Andreassen	180,000	—	120,000	$3.00	02/28/15	—	—	—	—
	60,000	—	40,000	$1.50	02/28/15	—	—	—	—
Donald S. Debelak	142,500	—	95,000	$3.00	02/28/15	—	—	—	—
	47,500	—	31,667	$1.50	02/28/15	—	—	—	—
Soren Degn	150,000	—	100,000	$3.00	02/28/15	—	—	—	—
	50,000	—	33,334	$1.50	02/28/15	—	—	—	—

Compensation of Directors

In order to attract and retain qualified independent directors, in November, 2011, we adopted a compensation plan for non-employee directors.  Such plan includes cash as well as equity-based compensation. As part of this compensation plan, annually each independent director is to receive $10,000, and the chairman of the audit committee is to receive $20,000. In addition, on December 16, 2011, each independent director received 20,000 options with one-third to vest immediately, one-third to vest on September 1, 2012, and one-third to vest on September 1, 2013. The options also include a three-year expiration period.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2011. Except as set forth in the table, during 2011, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)	Stock awards	Option awards (2)(3)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
John Nemelka	$4,167	—	$6,407	—	—	—	$10,574
Michael Sonneland	4,167	—	6,407	—	—	—	10,574
Paul Burgon	8,333	—	6,407	—	—	—	14,740

(1)
Of the stock options granted on August 24, 2011, one-third of the options vested immediately, one third of such options vest on September 1, 2012 and one third of such options vest on September 1, 2013. Messrs. Nemelka, Sonneland and Burgon joined our Board of directors in August 2011. Although our independent directors are entitled to cash compensation of $10,000 per year and the chairman of our audit committee is entitled to $20,000 per year, the actual cash amounts paid to such directors in 2011 reflect the fact that such annual compensation was pro rated for the number of months of service actually provided to us.

(2)
These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2011, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options.

(3)
There were a total of 60,000 stock options granted to non-employee directors outstanding at December 31, 2011 with an aggregate grant date fair value of approximately $19,221. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2012, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and ”named executive officers” (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our chief financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Lasse Andreassen(4)	1,955,000	8.1%
Donald S. Debelak(5)	463,333	1.9%
Soren Degn(6)	384,667	1.6%
Aldo Petersen(7)	5,703,541	21.9%
Paul Burgon(8)	14,167	*
John F. Nemelka(9)	108,667	*
Michael Sonneland(10)	483,917	2.0%
All executive officers and directors as a group (7 persons)(11)	9,113,291	34.7%
5% Shareholders:
LaksyaVentures, Inc.(12)	3,199,792	13.3%
David Nemelka(13)	4,666,417	19.4%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech, Grusbakken 12, DK-2820 Gentofte, Denmark.

(2)	Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 1, 2012. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 24,111,500 shares issued and outstanding as of March 19, 2012.

(4)	Shares are owned by El Salto ApS, a Danish entity. The voting and disposition of the shares owned by El Salto is controlled by Mr. Andreassen. Includes 240,000 stock options, of which 60,000 stock options have an exercise price of $1.50 per share and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, and 180,000 stock options have an exercise price of $3.00 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013.

(5)	Includes 190,000 stock options, of which 47,500 stock options have an exercise price of $1.50 per share and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, and 142,500 stock options have an exercise price of $3.00 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013.

(6)	Includes 205,000 shares and 113,000 shares owned by SHD Invest ApS and LHD Invest ApS, respectively, each of which is a Danish entity. The voting and disposition of the shares owned by SHD Invest ApS and LHD Invest ApS are controlled by Mr. Degn. Also includes 200,000 stock options. 50,000 stock options have an exercise price of $1.50 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013. 150,000 stock options have an exercise price of $3.00 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013.

(7)	Includes (i) 3,428,541 shares owned by APE Invest A/S, a Danish entity controlled by Mr. Petersen, of which 900,000 shares underlie a 5-year warrant immediately exercisable at an exercise price of $1.50 per share; and (ii) 2,275,000 shares owned by four entities controlled by Mr. Petersen’s spouse of which 1,000,000 shares underlie a 5-year warrant immediately exercisable at an exercise price of $1.50 per share. Mr. Petersen disclaims beneficial ownership of the 2,275,000 shares owned by the four entities controlled by Mr. Petersen’s spouse.

(8)	Includes 20,000 stock options at an exercise price of $3.60. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

(9)	Includes 20,000 stock options at an exercise price of $3.60. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

(10)	Shares are owned by NSMSO Holding ApS, a Danish entity. The voting and disposition of the shares owned by NSMSO are controlled by Mr. Sonneland. Includes 20,000 stock options at an exercise price of $3.60. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

(11)	Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share.

(12)	Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share. The voting and disposition of the shares owned by Laksya Ventures is controlled by Neil Persh.

(13)	Includes five-year warrants immediately exercisable for an aggregate of 1,135,000 shares at an exercise price of $1.50 per share.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In the year ended December 31, 2009, we had a note payable in the principal amount of DKK 1,586,200, accruing interest at a rate of 6% per annum, to an entity that was a significant stockholder of LiqTech Denmark and that was controlled by a person related to one of our officers. This note payable was fully paid and satisfied on July 15, 2010. Pan Management ApS owned at that time 19.23% of the shares in LiqTech Denmark. The owner of Pan Management ApS was Poul Andreassen, who was the father of Lasse Andreassen, our chief executive officer. Interest paid in 2009 was DKK 76,336 and interest paid in 2010 was DKK 6,164.

In the year ended December 31, 2010, LiqTech Delaware had a note receivable of $80,000 from Don Debelak, an officer of the Company, bearing interest at 4%. The note was secured by the officer’s stock in our Company and was due on demand. The note was paid in full as of December 31, 2011. Interest income of $1,600 and $3,200 was recorded and received for the year ended December 31, 2011 and 2010, respectively.

The Company had a DKK 19,500,000 (approximately $3,765,351) note receivable, net of a discount of $65,718 as of December 31, 2011, from David Nemelka, a significant shareholder and a relative of one of our directors, resulting from the purchase of common shares and classified as equity in the accompanying financial statements. The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. During the year ended December 31, 2011 the Company recorded interest income of $54,882 as a result of amortization of the discount.

We recorded a $1,500,000 note receivable from the sale of common shares with $52,912 remaining outstanding as of September 30, 2011. The $52,912 was collected in October 2011.

As of December 31, 2011, the Company had a DKK 19,500,000 (approximately $3,765,351) note payable, net of a discount of $65,718, to current and former stockholders of LiqTech Denmark in connection with LiqTech Denmark's reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012.  During the year ended December 31, 2011, our recorded interest expense was $54,822 as a result of amortization of the discount.  El Salto ApS, controlled by Lasse Andreassen, had a receivable of DKK 13,000,000 ($2,262,601), APE Invest ApS, controlled by Aldo Petersen, had a receivable of DKK 1,900,000 ($330,688), LaksyaVentures, Inc., controlled by Neil Persh, had a receivable of DKK 1,900,000 ($330,688) and SHD Invest ApS, controlled by Soren Degn, had a receivable of DKK 492,000 ($85,631).

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2011 and for the review of our quarterly financial statements during 2011was $103,394. Our auditors did not provide any tax compliance or planning services or any services other than those described above. The aggregate fees billed by our principal auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2010 was $67,320. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2011.

Item 15.    Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2011 and December 31, 2010 is included in this Annual Report on Form 10-K:

a.           Valuation and Qualifying Accounts for the years ended December 31, 2011 and December 31, 2010.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2011
Allowance for inventory obsolescense	$13,000	$-	$-	$13,000
Allowance for doubtful accounts	452,266	208,275	(271,509)	389,032
Totals	$465,266	$208,275	$(271,509)	$402,032

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2010
Allowance for inventory obsolescense	$13,000	$-	$-	$13,000
Allowance for doubtful accounts	221,400	675,341	(444,475)	452,266
Totals	$234,400	$675,341	$(444,475)	$465,266

(1)	Includes writeoffs and the impact of foreign currency exchange rates.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Provided herewith

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Provided herewith

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Provided herewith

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Provided herewith

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Provided herewith

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Provided herewith

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Provided herewith

10.16	Form of Promissory Note payable to certain related parties	Provided herewith

10.17	Business Mortgage of LiqTech A/S (translated in English)	Provided herewith

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Provided herewith

21	List of Subsidiaries	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 29, 2012
	By:	/s/ Lasse Andreassen
Lasse Andreassen, Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Lasse Andreassen		March 29, 2012
Lasse Andreassen	Chief Executive Officer, Principal Executive Officer and Director

/s/ Aldo Peterson		March 29, 2012
Aldo Peterson	Chairman of the Board of Directors

/s/ Soren Degn		March 29, 2012
Soren Degn	Chief Finacial Officer, Principal Financial and Accounting Officer

/s/ Paul Burgon		March 29, 2012
Paul Burgon	Director

/s/ John F. Nemelka		March 29, 2012
John F. Nemelka	Director

/s/ Michael Sonneland		March 29, 2012
Michael Sonneland	Director