Form 10-Q
period 2012-03-31
LIQTECH INTERNATIONAL INC
filed 2012-05-15
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53769

LiqTech International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK2750 Ballerup, Denmark
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 14, 2012, was 24,111,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(UNAUDITED)
Current Assets:
Cash	$6,552,392	$1,033,057
Accounts receivable, net	5,309,656	5,299,569
Other receivables	785,444	1,528,362
Inventories	3,399,566	2,980,583
Prepaid expenses	285,290	301,375
Current deferred tax asset	47,383	17,786
Total Current Assets	16,379,731	11,160,732

Property and Equipment, net of accumulated depreciation	7,049,330	6,647,217

Other Assets:
Other intangible assets	33,834	34,167
Other investments	41,361	6,483
Deposits	150,402	146,184

Total Other Assets	225,597	186,834

Total Assets	$23,654,658	$17,994,783

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(UNAUDITED)
CurrentLiabilities:
Lines of credit	$-	$1,259,936
Notes payable - current portion	-	259,396
Notes payable - related party, net of discount	3,467,750	3,328,183
Current portion of capital lease obligation	199,622	191,444
Accounts payable - trade	2,309,862	3,026,960
Accrued expenses	1,575,336	1,212,746
Accrued income taxes payable	126,130	3,710
Other accrued liabilities	5,919	154

Total Current Liabilities	7,684,619	9,282,529

Notes payable and long-term debt, less current portion	-	350,000
Long-term capital lease obligations, less current portion	929,689	950,351
Deferred tax liability	628,772	668,484

Total Long-Term Liabilities	1,558,461	1,968,835
Total Liabilities	9,243,080	11,251,364

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 24,111,500 and 21,600,000 sharesissued and outstanding at March 31, 2012, and December 31, 2011, respectively	24,112	21,600
Additional paid-in capital	12,835,952	5,603,517
Retained earnings	5,607,185	5,284,583
Deferred compensation	(235,680)	(268,282)
Other comprehensive income, net	(378,192)	(596,011)
Note receivable from a shareholder, net of discount	(3,467,750)	(3,328,183)
Non-controlled interest in subsidiaries	25,951	26,195

Total Stockholders' Equity	14,411,578	6,743,419

Total Liabilities and Stockholders' Equity	$23,654,658	$17,994,783

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31
	2012	2011

Net Sales	$6,341,721	$2,917,395
Cost of Goods Sold	4,252,037	2,237,660

Gross Profit	2,089,684	679,735

Operating Expenses:
Selling expenses	659,918	404,331
General and administrative expenses	722,512	277,793
Research and development	226,674	113,538

Total Operating Expenses	1,609,104	795,662

Income from Operations	480,580	(115,927)

Other Income (Expense)
Interest and other income	38,963	10,726
Interest (expense)	(84,516)	(5,779)
(Loss) on currency transactions	(1,449)	(27,372)

Total Other Income (Expense)	(47,002)	(22,425)

Income Before Income Taxes	433,578	(138,352)

Income Tax Expense	110,977	(26,678)

Net Income (Loss)	322,601	(111,674)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	-	16,528

Net Income (Loss) Attributable To LiqTech	322,601	(128,202)

Basic Earnings Per Share	$0.01	$(0.01)

Weighted Average Common Shares Outstanding	22,234,775	9,308,333

DilutedEarnings Per Share	$0.01	$(0.01)

Weighted Average Common Shares Outstanding Assuming Dilution	27,415,788	9,308,333

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2012	2011

Net Income(Loss)	322,601	(111,674)

Currency Translation, Net of Taxes	217,575	323,891

Other Comprehensive Income (Loss)	$540,176	$212,217

Comprehensive Income (Loss) Attributable to Non-controlling Interest in Subsidiaries	(244)	60,111

Comprehensive Income Attributableto LiqTech International, Inc.	$540,420	$152,106

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	For The Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$322,601	$(111,674)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	348,607	295,855
Compensation from stock options	32,602	523
Bad debt expense	110,000	85,186
Change in deferred tax asset / liability	(50,216)	(74,945)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	622,831	(4,237)
(Increase) decrease in inventory	(418,983)	309,612
(Increase) decrease in prepaid expenses/deposits	11,868	(989,231)
Increase (decrease) in accounts payable	(717,098)	175,181
Increase (decrease) in accrued expenses	471,682	(25,001)

Total Adjustments	411,293	(227,057)

Net Cash Provided (Used) by Operating Activities	733,894	(338,731)

Cash Flows from Investing Activities:
Purchase of property and equipment	(636,993)	(368,295)
Purchase of intangible assets	-	(4,952)
Purchase of long-term investments	(34,878)	-

Net Cash Used by Investing Activities	(671,871)	(373,247)

Cash Flows from Financing Activities:
Payments on notes payable	(609,396)	(25,000)
Net proceeds (payments) on lines of credit	(1,259,936)	238,960
(Payments) on notes payable - related party	-	-
(Payments) on capital lease obligation	(12,484)	86,572
Proceeds from issuance of common stock and warrants	7,234,947	-
Repurchase of common stock	-	-
Payments on related party notes receivable	-	-

Net Cash Provided by Financing Activities	5,353,131	300,532

Gain on Currency Translation	104,181	326,307

Net Increase (Decrease) in Cash and Cash Equivalents	5,519,335	(85,139)

Cash and Cash Equivalents at Beginning of Period	1,033,057	559,259
Cash and Cash Equivalents at End of Period	$6,552,392	$474,120

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Three Months Ended March 31, 2012

The Company recorded $32,602 in stock compensation for options granted to employees.

For the Three Months Ended March 31, 2011

The Company recorded $523 in stock compensation for options granted to employees.

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

LiqTech International A/S, a Danish Corporation, incorporated on January 15, 2000, formerly known as CoMeTas A/S (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech AS, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and Brazil. LiqTech Int. DK was a 75% owned subsidiary from March 2011 to August 24, 2011 and a 60% owned subsidiary prior to March 2011.

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

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts and operations of the Company.  The non-controlling interests in the net assets of the subsidiaries are recorded in equity.  The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries.  All material intercompany transactions and accounts have been eliminated in the consolidation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Functional Currency / Foreign Currency Translation -- The Group functional currency is the Danish Krone (“DKK”) and its reporting currency is U.S. Dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (5.5705DKK and 5.7456DKK to $1 at March 31, 2012 and at December 31, 2011, respectively) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the 2012 and 2011(5.6724DKK and 5.3621DKK to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents-- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no balances held in financial institutions in the United States in excess of federally insured amounts at March 31, 2012 and December 31, 2011.

Accounts Receivable -- Accounts receivable consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2012 and twelve months ended December 31, 2011 is as follows:

	2012	2011

Allowance for doubtful accounts at the beginning of the period	$389,032	$452,266
Bad debt expense	110,000	208,275
Amount of receivables written off	-	(257,610)
Effect of currency translation	15,434	(13,899)
Allowance for doubtful accounts at the end of the period	$514,466	$389,032

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Inventory consists of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Furnace parts and supplies	$197,867	$151,412
Raw materials	623,477	920,065
Work in process	1,679,645	867,988
Finished goods	987,951	1,054,118
Reserve for obsolescence	(89,374)	(13,000)

Net Inventory	$3,399,566	$2,980,583

The Company’s inventory is held as collateral on the Company’s lines of credits.

Property and Equipment– Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to twenty years (See Note 4).

Long-Term Investments -- Investments in non-public companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

Intangible Assets – Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortizes the patents on a straight line basis over the estimated useful life of two to ten years.

Revenue Recognition and Sales Incentives -- The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), FASB ASC 605 "Revenue Recognition". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances, the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Advertising Cost - Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $20,447 and $20,023 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development Cost - The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2012 and 2011 are $226,674, and $113,538, respectively, of research and development costs.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes.

Earnings Per Share – The Company calculates earnings per share in accordance with FASB ASC 260 "Earnings Per Share". Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options - The Companies have stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and directors. The plans are more fully described in Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options under its stock option plans. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, "Compensation – Stock Compensation". Non-cash compensation costs of $32,602 and $523 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the three months ended March 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurement”. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)Recent Accounting Pronouncements

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes Receivable From Related Parties - At December 31, 2010, LiqTech NA had a note receivable of $80,000 from an officer bearing interest at 4%. The note was secured by the officer’s stock in the Company and was due on demand.  The note was paid in full during 2011.  Interest income of $0 and $800 was recorded and received for the three months ended March 31, 2012 and 2011, respectively.

The Company has a 19,500,000 DKK (approximately $3,500,609) note receivable, before the discount of $32,859 as of March 31, 2012, from a shareholder resulting from the purchase of common shares and classified as equity in the accompanying financial statements.  The note was discounted as the note does not accrue interest and is payable on June 30, 2012. During the three months ended March 31, 2012 the Company recorded interest income of $32,589 as a result of amortization of the discount.

Notes Payable From a Related Party - The Company has a 19,500,000 DKK (approximately $3,500,609) note payable before the  discount of $32,859 as of March 31, 2012, to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted as the note does not accrue interest and is payable on June 30, 2012. During the three months ended March 31, 2012 the Company recorded interest expense of $32,589 as a result of amortization of the discount.

NOTE 3 - INVENTORY

Inventory consists of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Furnace parts and supplies	$197,867	$151,412
Raw materials	623,477	920,065
Work in process	1,679,645	867,988
Finished goods	987,951	1,054,118
Reserve for obsolescence	(89,374)	(13,000)

Net Inventory	$3,399,566	$2,980,583

The Company’s inventory is held as collateral on the Company’s lines of credits.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2012 and December 31, 2011:

	Useful Life	2012	2011

Production equipment	3 – 10	$11,039,674	$10,025,051
Lab equipment	3 – 10	360,747	349,750
Computer equipment	3 – 5	244,368	236,155
Vehicles	3	10,897	10,565
Furniture and fixture	5	49,403	47,898
Leasehold improvements	10	614,398	443,448

		12,319,487	11,112,867
Less Accumulated Depreciation		(5,270,157)	(4,465,650)

Net Property and Equipment		$7,049,330	$6,647,217

Depreciation expense amounted to $348,274 and $291,477, for the three months ended March 31, 2012 and 2011, respectively. The Company’s property and equipment is held as collateral on the lines of credit.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products of $33,834 and $34,167, respectively.  The patents are recorded at cost and amortized over two to ten years.  Amortization expense for the three months ended March 31, 2012 and 2011 is $333 and $4,378 respectively.
Expected future amortization expense for the years ended are as follows:

Year ending December 31,

2012	$4,246
2013	5,627
2014	5,627
2015	5,627
2016	5,627
Thereafter	7,080
$33,834

NOTE 6 – LINES OF CREDIT

LiqTech AS has a DKK 6,000,000 (Approximately $1,077,110 at March 31, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 and $882,003 outstanding as of March 31, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 4.46% per annum at March 31, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2012, the line had been paid down to $0 outstanding, with $1,077,110 available on the line of credit.

LiqTech Int. DK has a DKK 3,000,000 (Approximately $538,555 at March 31, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $0 and $377,933 outstanding as of March 31, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 4.46% per annum at March 31, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2012, the line had been paid down to $0 outstanding, with $538,555 available on the line of credit.

NOTE 7 – NOTES PAYABLE

Note Payable – In September 2011 LiqTech AS entered into a note payable agreement with a financial institution, wherein LiqTech AS borrowed $475,000. On March 31, 2012, the note payable was paid off.

NOTE 8 – LEASES

Operating Leases - The Company leases office and production facilities under operating lease agreements expiring in August, 2013, March 2014, and July 2016.  Some of these lease agreements have an option to extend

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2012 are as follows:

Year ending December 31,	Lease Payments

2012	$422,986
2013	$545,264
2014	$579,806
2015	$594,256
2016	$480,689
Thereafter	$51,196
Total Minimum Lease Payments	$2,674,197

Lease expense charged to operations was $165,104 and $131,274 for the three months ended March 31, 2012 and 2011, respectively.

Capital Lease - The Company leases equipment on various capital leases calling for monthly payments of $2,109, $2,961, $11,799, $4,573 and $694 expiring through April 2017.  At March 31, 2012 and at December 31, 2011, the Company had recorded equipment on capital lease at $1,595,325 and $1,546,696, respectively, with related accumulated depreciation of $498,789 and $430,070, respectively.

During the three months ended March 31, 2012and 2011, depreciation expense for equipment on capital lease amounted to $54,204, and $45,198, respectively, and has been included in depreciation expense.  During the three months ended March 31, 2012 and 2011, interest expense on capital lease obligation amounted to $17,699, and $17,621, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

As of March 31, 2012

2012	$230,144
2013	257,297
2014	252,580
2015	220,334
2016	213,292
Thereafter	136,957
Total minimum lease payments	1,310,604
Less amount representing interest	(181,293)
Total present value of minimum lease payments	1,129,311
Less current portion	(199,622)
Long-term lease payments	$929,689

NOTE 9 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees.  The amount LiqTech NA contributes is discretionary. For the three months ending March 31, 2012 and 2011, matching contributions were expensed and totaled $5,993 and $3,921, respectively.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes"; which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2012 and December 31, 2011:

	2012	2011

Vacation accrual	$13,234	$13,234
Reserve for sales returns	$10,504	-
Reserve for obsolete inventory	23,645	4,552
Net current tax assets	$47,383	$17,786

Business tax credit carryover	-	-
Net operating losscarryover	217,241	130,118
Excess of book over tax depreciation	(846,013)	(798,602)
Net deferred tax liability	$(628,772)	$(668,484)

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

As of March 31, 2012, the Company had net operating loss carryovers of $211,553 for U.S. Federal purposes expiring through 2032.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at March 31, 2012 and 2011:

	2012	2011

Computed tax at expected statutory rate	$147,417	$(52,659)
State and local income taxes, net of federal benefits	6,945	979
Non-deductible expenses	849	1,898
Non-US income taxed at different rates	(34,477)	23,104
Manufacture and other tax credits	(13,600)	-
Other items	3,843	-
Income tax expense	$110,977	$(26,678)

The components of income tax expense (benefit) from continuing operations for the years ended March 31, 2012 and 2011 consist of the following:

	2012	2011

Current income tax expense:
Danish	$120,106	$-
Federal	60,600	37,000
State	2,779	500
Current tax expense	$183,485	$37,500

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$43,766	$-

Net operating loss carryover	(87,021)	(64,178)
Allowance for doubtful accounts	(10,504)	-
Reserve for obsolete inventory	(18,750)	-
Deferred tax expense	$(72,509)	(64,178)
Income Tax Expense (Benefit)	110,976	(26,678)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish  and U.S. federal, and Minnesota state income tax returns, and LiqTech AS and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2007 for their Danish tax returns.  LiqTech NA is generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 11 - ACQUISITIONS

On August 24, 2011, pursuant to the Merger Agreement, BMD Sub was merged with and into LiqTech USA, and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of the Parent. Prior to the Merger there were 4,155,250 shares of common stock, par value $.001 per share of the Parent outstanding,  pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA was exchanged for 1,000 shares of the Parent’s common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of the Parent’s common stock being outstanding immediately following the Merger and warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

In connection with the Merger, shareholders of the Parent contributed and cancelled 89,960,000 common shares of the Parent thereby reducing the common shares outstanding to 4,155,250. Prior to the Merger, LiqTech USA completed a private placement offering of 63 Units at $100,000 per Unit (the “Offering”) each such Unit consisting of 40 shares of LiqTech USA common stock (2,520,000 common shares of Parent after giving effect to the 1,000 for 1 share conversion into Parent upon the closing of the Merger) and a LiqTech USA Warrant for 20 shares of LiqTech USA common stock (1,260,000 warrants to purchase common shares of Parent after giving effect to the 1,000 for 1 share conversion into Parent upon closing of the Merger) for gross proceeds of $4,800,000 in cash and a promissory note for $1,500,000 payable on September 7, 2011.  Prior to the Offering, LiqTech USA issued 2,946,417 common shares (2,949,417 common shares of the Parent after giving effect to the 1,000 for 1 shares conversion into Parent upon the closing of the Merger) and warrants to purchase 1,440 common shares at an exercise price of $1,500 per share (warrants to purchase 1,440,000 common shares of Parent at an exercise price of $1.50 per share after giving effect to the 1,000 for 1 share conversion into Parent upon closing of the Merger) for gross proceeds of $50,000 in cash and a 19,500,000 DKK notes payable ($3,765,351 based upon the currency exchange rate of $1.00 = 5.1788 DKK as of August 22, 2011).  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012.  In connection with the Merger, LiqTech USA acquired all of the outstanding equity interests in LiqTech AS and all of the outstanding equity interests in LiqTech Int. DK and LiqTech NA not owned by LiqTech AS, directly from the holders of such equity interests.  In exchange for such equity interests LiqTech USA paid the holders, in the aggregate of $4,577,999, promissory notes in the aggregate principal amount of 19,500,000 DKK ($3,765,351 based upon the currency exchange rate of $1.00 = 5.1788 DKK as of August 22, 2011) and 9,308.333 common shares of LiqTech USA (9,308,333 common shares of Parent after giving effect to the 1,000 for 1 shares conversion into the Parent upon closing of the Merger.)

NOTE 12 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31
	2012	2011

Net Income (Loss) attributable to LiqTech International Inc.	$322,601	$(128,202)

Weighted average number of common shares used in basic earnings per share	22,234,775	9,308,333

Effect of dilutive securities, stock options and warrants	5,181,013	-

Weighted average number of common shares and potentially dilutive securities	27,415,788	9,308,333

The Company included all outstanding common stock equivalents in the calculation of weighted average common shares and potential dilutive common shares outstanding.

The weighted average common  shares  outstanding used in the calculation of earning per shares for the three months ended March 31, 2011 reflects the 9,308,333 issued to the former shareholders of LiqTech AS in connection with the reverse acquisition.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock – The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of March 31, 2012 and 2011, respectively, there were 24,111,500 and 9,308,333 common shares issued, and 24,111,500 and 9,308,333 common shares outstanding.

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

Common Stock Purchase Warrants

We have outstanding warrants to purchase 6,625,575 shares of common stock. 6,500,000 warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016 and 125,575 warrants are exercisable for cash at a price of $4.0625 per share of common stock and will expire on March 7, 2017. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. While the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

Stock Options – In August 2011, the Company’s Board of Directors adopted a Stock Option Plan. Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies.  At March 31, 2012, the total number of shares of common stock granted under the Plan was 2,301,131 options.

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

The Company recognized employee stock based compensation expense of $32,602 and $523 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012 the Company had approximately $235,680 of unrecognized compensation cost related to Non-vested options expected to be recognized through December 31, 2013.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2012 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50-$3.60	2,274,130	2.88 years	$2.994	758,043	$2.994

A summary of the status of the options granted under the Company’s stock option plans at March 31, 2012, and changes during the year is presented below:

	March 31, 2012
	Shares	Weighted Average Exercise Price	Average Remaining Life	Intrinsic Value
LiqTech International Inc.

Outstanding at beginning of period	2,060,000	$2.653	3.11	$2,341,400
Granted	214,130	3.280	2.98	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	2,274,130	$2.994	2.88	$1,553,554
Vested and expected to vest	2,274,130	$2.994	2.88	$1,553,554
Exercisable at end of period	758,043	$2.994	2.88	$517,851

The Company had at December 31, 2011 2,060,000 non-vested options with a weighted average exercise price of $2.653. At March 31, 2012 the Company had 2,274,130 non-vested options with a weighted average exercise price of $2.994 and with a weighted average grant date fair value of $0.18, resulting in unrecognized compensation expense of $235,680, which is expected to be expensed over a weighted-average period of 1.75 years.

The total intrinsic value of options exercised during the year ended March 31, 2012 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2012 (for outstanding options), less the applicable exercise price.

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had four customers who accounted for 19%, 17%, 11% and 8% of total sales at March 31, 2012.  The Company had four significant customers who accounted for 13%, 11%, 10% and 8% of total sales at March 31, 2011.

The Company sells filters throughout the world; sales by geographical region are as follows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31
	2012	2011

United States and Canada	$1,897,671	$977,163
South America	201,604	10,500
Asia	544,558	364,213
Europe	3,697,888	1,565,519
	$6,341,721	$2,917,395

The Company’s sales by product line are as follows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31
	2012	2011

Ceramic diesel particulate	$5,337,566	$2,393,473
Liquid filters	901,926	497,233
Kiln furniture	102,229	26,689
	$6,341,721	$2,917,395

NOTE 15 – INSURANCE CLAIMS

On July 19, 2011, the building housing LiqTech Int. DK (formerly CoMeTas AS) corporate office and production facility suffered damages resulting from a fire in the roof structure and portions of the corporate offices. The production facility suffered structural and water damage making the facility unsafe for future use. The Company located a new facility and moved their operations and usable equipment. The Company filed claims under two insurance policies on LiqTech Int. DK, a DKK 15,500,000 (approximately $2,750,000 USD) policy for casualty losses and a DKK 10,000,000 (approximately $1,800,000 USD) policy for business interruption.

The business interruption policy covered a period of twelve months from the date of the fire.  The Company settled with the insurance company and received DKK 5,408,000 (approximately $1,000,000 USD) under the business interruption policy. The Company will record the proceeds from the policy ratably over twelve month period covered. For the period ending March 31, 2012, the Company recorded DKK 1,600,903 (approximately $300,000 USD) as an increase in sales, DKK 248,903 (approximately $50,000 USD) as an increase in costs of goods sold and DKK 1,352,000 (approximately $250,000 USD) as a deferral under the business interruption policy.

NOTE 16 – SUBSEQUENT EVENT

The Company’s management reviewed material events through May 14, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report.

Overview

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

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark, LiqTech Denmark International and LiqTech Delaware. In June and July 2011, LiqTech USA entered into agreements to acquire (i) all of the outstanding equity interests in LiqTech Denmark and (ii) all of the outstanding equity interests in LiqTech Denmark International and LiqTech Delaware not owned by LiqTech Denmark, directly from the holders of such equity interests (the “LiqTech Acquisition Agreements”). In exchange for such equity interests, LiqTech USA agreed to pay to such holders in the aggregate (i) $4,637,315 in cash, (ii) promissory notes in the principal amounts of DKK 19,500,000 (which was equal to $3,765,351 based upon the currency exchange rate of $1.00 = DKK 5.1788 as of August 22, 2011) and (iii) 9,308.333 shares of LiqTech USA’s common stock.

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

Our Products

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

For the three months ended March 31, 2012 and 2011, our sales of DPFs were $5,337,566 and $2,393,473, respectively.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech” and “CoMeTas” brand names, we manufacture and sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water” and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

·	Produced water; and
·	Pre-filtration of reverse osmosis drinking water;

and for use in:

·	Industrial applications;
·	Drinking water;
·	Waste water treatment; and
·	Ballast water.

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

For the three months ended March 31, 2012 and 2011, our sales of liquid filters were $901,926 and $497,233, respectively.

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

We began selling kiln furniture in 2011 and our sales for the three months ended March 31, 2012 and 2011 were $102,229 and $26,689, respectively.

Our Manufacturing

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

Our Sales

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas sector, desalination sector and other water purification areas. For the three months ended March 31, 2012, our four largest customers accounted for approximately 19%, 17%, 11% and 8%, respectively, of our net sales (approximately 55% in total). For the three months ended March 31, 2011, our four largest customers accounted for approximately 13%, 11%, 10% and 8%, respectively, of our net sales (approximately 42% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 16 full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Research and Development

We currently have five full-time employees spending a majority of their working hours on research and development. For the three months ended March 31, 2012 and 2011, we spent $226,674 and $113,538, respectively, for research and development.

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

Results of Operations

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2012 and 2011.  The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Period ended March 31,
					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	US$	Percent %

NET SALES	6,341,721	100%	2,917,395	100%	3,424,326	117.4
Cost of goods sold	4,252,037	67.0	2,237,660	76.7	2,014,377	90.0
Gross Profit	$2,089,684	33.0	$679,735	23.3	1,409,949	207.4
OPERATING EXPENSES:
Selling and Marketing	659,918	10.4	404,331	13.9	255,587	63.2
General and Administrative Expenses	722,512	11.4	277,793	9.5	444,719	160.1
Research and Development	226,674	3.6	113,538	3.9	113,136	99.6
Total Operating Expenses	1,609,104	25.4	795,662	27.3	813,442	102.2
Income from Operating	480,580	7.6	(115,927)	(4.0)	596,507	514.6
Interest and Other Income	38,963	0.6	10,726	0.4	28,237	263.3
Interest (Expense)	(84,516)	(1.3)	(5,779)	(0.2)	(78,737)	1362.5
(Loss) on investments	-	-	-	-	-	-
Gain on Currency Transactions	(1,449)	(0.0)	(27,372)	(0.9)	25,923	(94.7)
Gain (Loss) on Sale of Fixed Assets	-	-	-	-	-	-
Total Other Income (Expense)	(47,002)	(0.7)	(22,425)	(0.8)	(24,577)	109.6
Income Before Income Taxes	433,578	6.8	(138,352)	(4.7)	571,930	413.4
Income Taxes Expense	110,977	1.7	(26,678)	(0.9)	137,654	516.0
Net Income	322,601	5.1	(111,674)	(3.8)	434,276	388,9
Less Net income attributable to the Non-controlled interest in Subsidiaries	-	-	16,528	0.6	(16,528)	(100.0)
Net Income attributable to LiqTech	$322,601	5.1	$(128,202)	(4.4)	450,804	351.6

Comparison of the three month periods ended March 31, 2012 and March 31, 2011

Revenues

Net sales for the three month period ended March 31, 2012 were $6,341,721 compared to $2,917,395for the same period in 2011, representing an increase of $3,424,326, or 117.4%. The increase in demand for our products resulted in an increase in sales of DPFs to $5,337,566, Liquid filters to $901,926 and Kiln furniture to $102,229. The increase in demand for our DPFs is mainly due to the adoption of the Low Emission Zone in London and a general increase in our sales activities. The increase in demand for our Liquid filters and Kiln furniture is due to an increase in general investing in our sales activities all over the world.

Gross profit

Gross profit for the three month period ended March 31, 2012 were $2,089,684 compared to $679,735 for the same period in 2011 representing an increase of $1,409,949 or 207.4%  The increase in gross profit is mainly due to the increase in sales and an increase in the gross margin.

Expenses

Total operating expenses for the three month period ended March 31, 2012 were $1,609,104, an increase of $813,442, or 102.2%, compared to $795,662 for the same period in 2011.  This increase in operating expenses  is attributable to an increase in general and administrative expenses of $444,719 or 160.1%, an increase in research and development expenses of $113,139 or 99.6%, and an increase in selling expenses of $255,587 or 63.2% compared to the same period in 2011.

Selling expenses for the three month period ended March 31, 2012 were $659,918 compared to $404,331 for the same period in 2011, representing an increase of $255,587 or 63.2%.  This increase is attributable to an increase in costs in general and our increase in investment in our sales resources and investment in new markets primarily in Germany and Singapore.

General and administrative expenses for the three month period ended March 31, 2012 were $722,512 compared to $277,793 for the same period in 2011, representing an increase of $444,719, or 160.1%.  This increase is mainly attributable to an increase in costs incurred in connection with the reverse acquisition in August 2011 and costs related to our March 2012 registered offering. During the period ended March 31, 2012, the Company added an additional $110,000 to its bad debt reserve compared to the same period in 2011. Furthermore, we have included an additional $32,602 of compensation expense for options granted to employees and management which were not a part of the costs for three months period ended March 31, 2011.

Research and development expenses for the three month period ended March 31, 2012 were $226,674 compared to $113,538 for the same period in 2011, representing an increase of $113,136, or 99.6%. This increase is attributable to an increase in investment in our products consistent with our plan to continuously improve and develop our products.

Net Income

Net income for the three month period ended March 31, 2012 was $322,601compared to $(128,202) for the same period in 2011, representing an increase of $450,804. This increase was primarily attributable to an increase of $1,409,949 in our gross profit, partly offset by an increase of $813,442 in operating expenses. The largest contributors to the increase in operating expenses was an increase in general and administrative expenses of $444,719, or 160.1%, research and development expenses of $113,139 or 99.6% and selling expenses of $255,587 or 63.2%, compared to the same period in 2011.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit. At March 31, 2012, we had cash of $6,552,392 and working capital of $8,695,122 and at December 31, 2011 we had cash of $1,033,056 and working capital of $1,878,203. At March 31, 2012, our working capital increased by $6,816,919 including the notes payable to related parties classified as a current liability, compared to December 31, 2011.  We intend to repay these notes when we collect the $3,467,750 of notes receivable classified as equity in the accompanying financial statements. Excluding these notes payable to related parties from the calculation of working capital, working capital at March 31, 2012 was $12,162,872 representing a $10,284,669 increase compared to December 31, 2011.

On March 2, 2012, we completed the closing of a registered public offering of our common stock.  As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing were approximately $7.4 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.

The notes payable to related parties at March 31, 2012 represent promissory notes issued by LiqTech USA to the previous shareholders of LiqTech Denmark as part of LiqTech USA’s acquisition of the outstanding equity interests in LiqTech Denmark, LiqTech Int. DK (formerly known as Cometas), and LiqTech Delaware in accordance with the terms of the LiqTech Acquisition Agreements. The promissory notes due to the related parties will mature on June 30, 2012 but may be prepaid at the option of LiqTech USA. The promissory notes are guaranteed by us. The promissory notes are personally guaranteed by David Nemelka, a shareholder, and are secured by 2,700,000 shares of our common stock owned by Mr.  Nemelka. The notes payable are offset against notes receivable from stockholders of $3,467,750 as of March 31, 2012.

LiqTech AS has a DKK 6,000,000 (approximately $1,077,110 at March 31, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 and $882,003 outstanding as of March 31, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 4.46% p.a. at March 31, 2012 and the line is secured by the Company’s receivables, inventory and equipment. At March 31, 2012, the line had been paid down to $0 outstanding, with $1,077,110 available on the line of credit.

LiqTech Int. DK has a DKK 3,000,000 (approximately $538,555 at March 31, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $0 and $377,933 outstanding as of March 31, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 4.46% p.a. at March 31, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2012, the line had been paid down to $0 outstanding, with $538,555 available on the line of credit.

In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

In September 2011 LiqTech AS entered into a note payable agreement with a financial institution, wherein LiqTech AS borrow $475,000.During March 31, 2012, the note payable was paid off.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash from operations for the three months ended March 31, 2012 was $733,894, an increase of $1,019,206 compared to the three months ended March 31, 2011 due to an increase in working capital of $458,068 and an increase in adjustment

Changes in assets and liabilities as of March 31, 2012 compared to December 31, 2011 included the following:

Accounts receivable increased by $10,087 in the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011, other receivables decreased by $742,918, mainly due to the collecting of approx. $730,000 from the business interruption insurance. Accounts payable decreased by $717,098 due to the lower activity level in the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011.

Cash used for investing activities increased during the three months ended March 31, 2012, compared to the same period in 2011.  This increase is primarily attributable to an approximately $210,901 or 49.5% increase in investment in production equipment and an $34,878 increase in investment in the purchase of long-term investments. We have and will continue to invest in additional production equipment in order to meet the continuing increase in the demand for our products.

The increase of approximately $5,052,599 in cash provided by financing activities in the three months ended March 31, 2012, compared to the same period in 2011 was primarily due to the approx. $ 7.4 million in cash received in connection with the March 2012 registered offering of 2,511,500 common shares during the reporting period.

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

Accounts Receivable/ Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, factors we consider include known troubled accounts, historical experience, age, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2012 and year ended December 31, 2011 is as follows:

	2012	2011

Allowance for doubtful accounts at the beginning of the period	$389,032	$452,266
Bad debt expense	110,000	208,275
Amount of receivables written off	-	(257,610)
Effect of currency translation	15,434	(13,899)
Allowance for doubtful accounts at the end of the period	$514,466	$389,032

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the three months ended March 31, 2012 and 2011, no impairment charge of long-lived assets has been recorded.

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

Inventory consists of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Furnace parts and supplies	$197,867	$151,412
Raw materials	623,477	920,065
Work in process	1,679,645	867,988
Finished goods	987,951	1,054,118
Reserve for obsolescence	(89,374)	(13,000)

Net Inventory	$3,399,566	$2,980,583

The Company’s inventory is held as collateral on the Company’s lines of credits.

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

Loss Contingencies and Litigation

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective January 1, 2012, the Company's Board of Directors adopted the Amended and Restated Bylaws of the Company and the Code of Business Conduct and Ethics which are filed herewith as Exhibits 3.4 and 14.1, respectively.  The Bylaws were primarily updated to provide for uncertificated shares, and the Code of Business Conduct Ethics was adopted with the purpose of assuring that all employees and officers of the Company and its subsidiaries understand and adhere to high ethical standards of conduct.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.4	Amended and Restated Bylaws, effective January 1, 2012	Provided herewith

4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

101	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

14.1	Code of Conduct and Ethics, effective January 1, 2012	Provided herewith

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: May 15, 2012	/s/ Lasse Andreassen
Lasse Andreassen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2012	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)