Form 10-Q
period 2012-06-30
LIQTECH INTERNATIONAL INC
filed 2012-08-14
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	☐☐

Non-accelerated filer	.(Do not check if a smaller reporting company)	Smaller reportingcompany	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐. No ☒ .

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 10, 2012, was 24,111,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012	As of December 31, 2011
Current Assets:	(UNAUDITED)
Cash	$5,166,569	$1,033,057
Accounts receivable, net	4,037,126	5,299,569
Other receivables	644,502	1,528,362
Inventories	3,563,231	2,980,583
Prepaid expenses	163,067	301,375
Current deferred tax asset	41,982	17,786

Total Current Assets	13,616,477	11,160,732

Property and Equipment, net of accumulated depreciation	6,676,515	6,647,217

Other Assets:
Other intangible assets	30,609	34,167
Other investments	145,093	6,483
Deposits	144,487	146,184

Total Other Assets	320,189	186,834

Total Assets	$20,613,181	$17,994,783

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012	As of December 31, 2012
Current Liabilities:	(UNAUDITED)
Lines of credit	$-	$1,259,936
Notes payable – current portion	-	259,396
Notes payable - related party, net of discount	-	3,328,183
Current portion of capital lease obligation	190,388	191,444
Accounts payable - trade	1,291,729	3,026,960
Accrued expenses	917,970	1,212,746
Accrued income taxes payable	81,084	3,710
Other accrued liabilities	3,994	154

Total Current Liabilities	2,485,165	9,282,529

Notes payable and long-term debt, less current portion	-	350,000
Long-term capital lease obligations, less current portion	828,740	950,351
Deferred tax liability	472,219	668,484

Total Long-Term Liabilities	1,300,959	1,968,835
Total Liabilities	3,786,124	11,251,364

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 24,111,500 and 21,600,000 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	24,112	21,600
Additional paid-in capital	12,680,712	5,603,517
Retained earnings	5,054,675	5,284,583
Deferred compensation	(203,079)	(268,282)
Other comprehensive income, net	(755,889)	(596,011)
Note receivable from a shareholder, net of discount	-	(3,328,183)
Non-controlled interest in subsidiaries	26,526	26,195
Total Stockholders' Equity	16,827,057	6,743,419

Total Liabilities and Stockholders' Equity	$20,613,181	$17,994,783

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

Net Sales	$3,953,335	$3,805,816	$10,295,056	$6,723,211
Cost of Goods Sold	3,537,168	2,630,668	7,789,205	4,868,328

Gross Profit	416,167	1,175,148	2,505,851	1,854,883

Operating Expenses:
Selling expenses	599,459	230,874	1,259,377	635,205
General and administrative expenses	550,619	598,042	1,273,131	875,835
Research and development	152,626	134,287	379,300	247,825

Total Operating Expenses	1,302,704	963,203	2,911,808	1,758,865

Income from Operations	(886,537)	211,945	(405,957)	96,018

Other Income (Expense)
Interest and other income	59,876	8,046	98,839	18,772
Interest (expense)	(41,372)	(73,464)	(125,888)	(79,243)
Gain (Loss) on currency transactions	65,048	(7,118)	63,599	(34,490)

Total Other Income (Expense)	83,552	(72,536)	36,550	(94,961)

Income Before Income Taxes	(802,985)	139,409	(369,407)	1,057

Income Tax Expense	(250,476)	123,888	(139,500)	97,210

Net Income (Loss)	(552,509)	15,521	(229,907)	(96,153)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	-	(6,718)	-	9,810

Net Income (Loss) Attributable To LiqTech	$(552,509)	$22,239	$(229,907)	$(105,963)

Basic Earnings Per Share	$(0.02)	$0.00	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	24,111,500	9,308,333	23,173,137	9,308,333

Diluted Earnings Per Share	$(0.02)	$0.00	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding Assuming Dilution	27,253,201	9,308,333	27,041,050	9,308,333

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER
COMPREHENSIVE INCOME

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

Net Income (Loss)	$(552,509)	$15,521	$(229,907)	$(96,153)

Currency Translation, Net of Taxes	(377,454)	85,548	(159,879)	409,439

Other Comprehensive Income (Loss)	$(929,963)	$101,069	$(389,786)	$313,286

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	-	31,281	(244)	28,830

Comprehensive Income Attributable To LiqTech International, Inc.	$(929,963)	$69,788	$(389,542)	$284,456

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	For The Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$(229,907)	$(105,963)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	715,483	773,794
Compensation from stock options	65,203	1,046
Bad debt expense	110,000	-
Change in deferred tax asset / liability	(220,461)	(61,398)
Non-controlled interest in subsidiary	-	9,810
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,036,303	(1,783,805)
(Increase) decrease in inventory	(582,648)	(328,499)
(Increase) decrease in prepaid expenses/deposits	140,005	(37,324)
Increase (decrease) in accounts payable	(1,735,228)	865,387
Increase (decrease) in accrued expenses	(213,562)	39,661
Total Adjustments	315,095	(521,328)

Net Cash Provided (Used) by Operating Activities	85,188	(627,291)

Cash Flows from Investing Activities:
Purchase of property and equipment	(676,632)	(744,192)
Purchase of long-term investments	(138,610)	-
Net Cash Used by Investing Activities	(815,242)	(744,192)

Cash Flows from Financing Activities:
Payments on notes payable	(609,396)	(50,000)
Net proceeds (payments) on lines of credit	(1,259,936)	707,943
(Payments) on notes payable - related party	(3,055,150)	-
Net (Payments) Proceeds on capital lease obligation	(122,667)	11,386
Proceeds from issuance of common stock and warrants	7,079,707	-
Payments on related party notes receivable	3,055,150	-
Net Cash Provided by Financing Activities	5,087,708	669,329

Gain (loss) on Currency Translation	(224,142)	409,439

Net Increase (Decrease) in Cash and Cash Equivalents	4,133,512	(292,715)

Cash and Cash Equivalents at Beginning of Period	1,033,057	559,259
Cash and Cash Equivalents at End of Period	$5,166,569	$266,544

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Six Months Ended June 30, 2012

The Company recorded $65,203 in stock compensation for options granted to employees.

For the Six Months Ended June 30, 2011

The Company recorded a $280,039 capital contribution for the receipt of 400 shares of its subsidiary LiqTech International, AS with an uncontrolled interest value of $329,296.

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVERSE ACQUISITION

On August 24, 2011, pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011 (the “Merger Agreement”), by and among LiqTech International, Inc. (formerly known as Blue Moose Media, Inc., “Parent”), Blue Moose Delaware Merger Sub, Inc. ("BMD Sub"), a wholly owned subsidiary of Parent and LiqTech USA, Inc. (“LiqTech USA”), BMD Sub was merged with and into LiqTech USA (the "Merger") and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Parent.  Prior to the Merger there were 4,155,250 shares of the common stock, par value $0.001 per share of Parent outstanding, pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA, was exchanged for 1,000 shares of Parent’s common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of Parent common stock being outstanding immediately following the Merger and warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

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

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a wholly-owned subsidiary of Parent formed in May 2011.

LiqTech A/S (“LiqTech AS“), a Danish corporation, incorporated on March 15, 1999, a wholly-owned subsidiary of LiqTech USA, engages in the development, design, production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in Europe, Asia and Brazil.

LiqTech International A/S, a Danish corporation, incorporated on January 15, 2000, formerly known as CoMeTas A/S (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech AS and LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and Brazil. LiqTech Int. DK was a 75% owned subsidiary from March 2011 to August 24, 2011 and a 60% owned subsidiary prior to March 2011.

LiqTech NA, Inc. (“LiqTech NA“) a 100% owned subsidiary of LiqTech AS and LiqTech USA, incorporated in Delaware on July 1, 2005,  engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States of America and Canada. Prior to August 2011, LiqTech AS held a 90% interest in LiqTech NA.

LiqTech Asia (“LiqTech Asia“) a 60% owned subsidiary of LiqTech AS, incorporated in South Korea on July 20, 2006, is currently a dormant subsidiary.

LiqTech Germany (“LiqTech Germany“) a 100% owned subsidiary of LiqTech AS, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany.

LiqTech Singapore (“LiqTech Sing“) a 95% owned subsidiary of LiqTech AS, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign Currency Translation -- The Group functional currency is the Danish Krone (“DKK”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (5.9042DKK and 5.7456DKK to $1 at June 30, 2012 and at December 31, 2011, respectively) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the 2012 and 2011(5.7335DKK and 5.3621DKK to $1, respectively) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no balances held in financial institutions in the United States in excess of federally insured amounts at June 30, 2012 and December 31, 2011.

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

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2012 and twelve months ended December 31, 2011 is as follows:

	2012	2011
Allowance for doubtful accounts at the beginning of the period	$389,032	$452,266
Bad debt expense	110,000	208,275
Amount of receivables written off	-	(257,610)
Effect of currency translation	(14,769)	(13,899)
Allowance for doubtful accounts at the end of the period	$484,263	$389,032

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Inventory consists of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Furnace parts and supplies	$251,854	$151,412
Raw materials	507,752	920,065
Work in process	1,505,087	867,988
Finished goods	1,311,538	1,054,118
Reserve for obsolescence	(13,000)	(13,000)

Net Inventory	$3,563,231	$2,980,583

The Company’s inventory is held as collateral on the Company’s lines of credit.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to twenty years (See Note 3).

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

Intangible Assets -- Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortizes the patents on a straight line basis over the estimated useful life of two to ten years.

Revenue Recognition and Sales Incentives -- The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), FASB ASC 605 "Revenue Recognition". The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances, the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $58,649 and $16,126 for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the six months ended June 30, 2012 and 2011 are $379,300, and $247,825, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Earnings Per Share -- The Company calculates earnings per share in accordance with FASB ASC 260 "Earnings Per Share." Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options -- The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and directors. The plans are more fully described in Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options under its stock option plans. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, "Compensation – Stock Compensation." Non-cash compensation costs of $65,203 and $1,046 have been recognized for the vesting of options granted to directors and employees with an associated recognized tax benefit of $0 and $0 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Fair Value of Financial Instruments -- The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurement.” The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimated.

Recent Accounting Pronouncements

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for us beginning in the fourth quarter of 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes Receivable From Related Parties -- During June 2012, the Company collected the 19,500,000 DKK note receivable from a shareholder resulting from the purchase of common shares and previously classified as equity in the accompanying financial statements.  The note was discounted as the note does not accrue interest. During the six months ended June 30, 2012 the Company recorded interest income of $65,178 as a result of amortization of the discount.

Notes Payable From a Related Party -- During June, 2012, the Company paid the 19,500,000 DKK note payable to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted as the note does not accrue interest. During the six months ended June 30, 2012 the Company recorded interest income of $65,178 as a result of amortization of the discount.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2012 and December 31, 2011:

	Useful Life	2012	2011

Production equipment	3 – 10	$10,637,299	$10,025,051
Lab equipment	3 – 10	340,355	349,750
Computer equipment	3 – 5	249,877	236,155
Vehicles	3	10,281	10,565
Furniture and fixtures	5	57,294	47,898
Buildings	20	-	-
Leasehold improvements	10	769,821	443,448

		12,064,927	11,112,867
Less Accumulated Depreciation		(5,388,412)	(4,465,650)

Net Property and Equipment		$6,676,515	$6,647,217

Depreciation expense amounted to $711,925 and $757,293, for the six months ended June 30, 2012 and 2011, respectively. The Company’s property and equipment is held as collateral on the lines of credit.

NOTE 4 - INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2012	Level 1	Level 2	Level 3

Investments	-	-	145,093

Total	-	-	145,093

As of December 31, 2011	Level 1	Level 2	Level 3

Investments	-	-	6,483

Total	-	-	6,483

At June 30, 2012 our total investment of $145,093 consist of an investment of $100,675 in I.F.T S.R.l in Italy to strength our exposure in the Italian market, an investment of $6,309 in LEA Technology in France to strength our exposure in the French market and an investment of $38,109 in Bio Filtration Technology, a Danish company with biofuel and manure concentration.

At December 31, 2011 our investment of $6,483 consist of an investment in LEA in France Technology to strength our exposure in the French market.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2012 and December 31, 2011, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products of $30,609 and $34,167, respectively.  The patents are recorded at cost and amortized over two to ten years.  Amortization expense for the six months ended June 30, 2012 and 2011 was $3,558 and $16,501 respectively.

Expected future amortization expenses for the following years are as follows:

Year ending December 31,
2012	$2,654
2013	5,309
2014	5,309
2015	5,309
2016	5,309
Thereafter	6,719
$30,609

NOTE 6 – LINES OF CREDIT

LiqTech AS has a DKK 6,000,000 (approximately $1,016,226 at June 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 and $882,003 outstanding as of June 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.85% per annum at June 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At June 30, 2012, the line had been paid down to $0 outstanding, with $1,016,226 available on the line of credit.

LiqTech Int. DK has a DKK 3,000,000 (approximately $508,113 at June 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $0 and $377,933 outstanding as of June 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.85% per annum at June 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At June 30, 2012, the line had been paid down to $0 outstanding, with $508,113 available on the line of credit.

NOTE 7 – NOTES PAYABLE

In September 2011 LiqTech AS entered into a note payable agreement with a financial institution, whereby LiqTech AS borrowed $475,000.  The note payable was paid off during March 2012.

NOTE 8 – LEASES

Operating Leases - The Company leases office and production facilities under operating lease agreements expiring in August, 2012, February 2017 and August 2018.  Some of these lease agreements have an option to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2012 are as follows:

Year ending December 31,	Lease Payments
2012	$293,310
2013	$641,353
2014	$686,427
2015	$704,076
2016	$722,197
Thereafter	$771,029
Total Minimum Lease Payments	$3,818,392

Lease expense charged to operations was $352,195 and $213,305 for the six months ended June 30, 2012 and 2011, respectively.

Capital Lease - The Company leases equipment on various capital leases calling for monthly payments of $1,990, $2,793, $11,132, $4,314 and $655 expiring through April 2017.  At June 30, 2012 and December 31, 2011, the Company recorded,in property and equipment, equipment on capital lease of $1,505,148 and $1,546,696, respectively, with related accumulated depreciation of $522,670 and $430,070, respectively.

During the six months ended June 30, 2012 and 2011, depreciation expense for equipment on capital lease amounted to $107,253 and $84,539, respectively, and has been included in depreciation expense.  During the six months ended June 30, 2012 and 2011, interest expense on capital lease obligation amounted to $34,300 and $32,410, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

As of June 30, 2012
2012	$154,483
2013	242,754
2014	238,302
2015	207,879
2016	201,235
Thereafter	129,215
Total minimum lease payments	1,173,868
Less amount representing interest	(154,740)
Total present value of minimum lease payments	1,019,128
Less current portion	(190,388)
Long-term lease payments	$828,740

NOTE 9 - AGREEMENTS AND COMMITMENTS

401(k) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees.  The amount LiqTech NA contributes is discretionary. For the six months ending June 30, 2012 and 2011, matching contributions were expensed and totaled $11,789 and $9,005, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2012 and December 31, 2011:

	2012	2011
Vacation accrual	$13,234	$13,234
Reserve for sales returns	6,182	-
Reserve for obsolete inventory	22,566	4,552
Net current tax assets	$41,982	$17,786

Business tax credit carryover	-	-
Net operating loss carryover	542,099	130,118
Excess of book over tax depreciation	(1,014,318)	(798,602)
Net deferred tax liability	$(472,219)	$(668,484)

In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain.  The first step is to determine whether the tax position meets the “more-likely-than-not” condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

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

As of June 30, 2012, the Company had net operating loss carryovers of $1,414,122 for U.S. Federal purposes expiring in 2032.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2012 and 2011:

	2012	2011
Computed tax at expected statutory rate	$(125,599)	$359
State and local income taxes, net of federal benefits	660	19,983
Non-deductible expenses	297	76,185
Non-US income taxed at different rates	(4,633)	683
Manufacturing and other tax credits	(8,210)	-
Other items	(2,015)	-
Income tax expense	$(139,500)	$97,210

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Current income tax expense:
Danish	$79,780	$-
Federal	-	60,317
State	-	19,983
Current tax expense	$79,780	$80,300

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$218,830	$-

Net operating loss carryover	(413,378)	16,910
Allowance for doubtful accounts	(6,182)	-
Reserve for obsolete inventory	(18,550)	-
Deferred tax expense	$(219,280)	$16,910
Income Tax Expense (Benefit)	(139,500)	97,210

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish,U.S. federal, and Minnesota state income tax returns, and LiqTech AS and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2007 for their Danish tax returns.  LiqTech NA is generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. state tax returns.

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

Net Income (Loss) attributable to LiqTech International Inc.	$(552,509)	$22,239	$(229,907)	$(105,963)

Weighted average number of common shares used in basic earnings per share	24,111,500	9,308,333	23,173,137	9,308,333

Effect of dilutive securities, stock options and warrants	3,141,701	-	3,867,913	-

Weighted average number of common shares and potentially dilutive securities	$27,253,201	$9,308,333	$27,041,050	$9,308,333

For the three and six months ended June 30, 2012, the Company had 1,801,131 and 301,131 options outstanding to purchase common stock of the Company at $3.00 to $3.60 per share and the Company had 125,575 and 125,575 options outstanding to purchase common stock of the Company at $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

The weighted average common  shares  outstanding used in the calculation of earning per shares for the three and six months ended June 30, 2011 reflects the 9,308,333 issued to the former shareholders of LiqTech AS in connection with the reverse acquisition.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock – The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of June 30, 2012 and 2011, respectively, there were 24,111,500 and 9,308,333 common shares issued and outstanding.

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

Common Stock Offering

On March 2, 2012, we completed the initial closing of a registered public offering of our common stock.  As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The proceeds net of offering cost received from the initial closing are approximately $7.4 million.

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

Stock Options – In August 2011, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies.  At June 30, 2012, 2,274,130 options were granted under the Plan

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

	LiqTech International, Inc.
Expected term (Years)	3.0	-	3.5
Volatility	0.07%	-	52.69%
Risk free interest rate	2.33%
Dividend yield	0%

The Company recognized employee stock based compensation expense of $65,203 and $1,046 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 the Company had approximately $203,079 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2013.

A summary of the status of the options outstanding under the Company’s stock option plans at June 30, 2012 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50			500,000	2.65	$1.5	166,667	$1.5
$3.00	-	$3.60	1,774,130	2.65	$3.05	591,376	$3.05
$1.50	-	$3.60	2,274,130	2.65	$2.71	758,043	$2.71

A summary of the status of the options granted under the Company’s stock option plans at June 30, 2012, and changes during the year is presented below:

	June 30, 2012
	Shares	Weighted Average Exercise Price	Average Remaining Life	Intrinsic Value
Outstanding at beginning of period	2,060,000	$2.65	2.24	$2,341,400
Granted	214,130	3.28	2.73	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	2,274,130	$2.71	2.65	$500,000
Vested and expected to vest	2,274,130	$2.71	2.65	$500,000
Exercisable at end of period	758,043	$2.71	2.65	$166,667

At December 31, 2011, the Company had, 2,060,000 non-vested options with a weighted average exercise price of $2.65. At June 30, 2012 the Company had 1,516,087 non-vested options with a weighted average exercise price of $2.71 and with a weighted average grant date fair value of $0.18, resulting in unrecognized compensation expense of $203,079, which is expected to be expensed over a weighted-average period of 1.50 years.

The total intrinsic value of options exercised during the six months ended June 30, 2012 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2012 (for outstanding options), less the applicable exercise price.

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had four customers who accounted for 18%, 11%, 9% and 5% of total sales at June 30, 2012.  The Company had four significant customers who accounted for 14%, 13%, 11% and 10% of total sales at June 30, 2011.

The Company sells filters throughout the world, and sales by geographical region are as follows for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
United States and Canada	1,566,935	1,413,315	3,464,606	2,390,478
South America	57,374	5,789	258,978	16,289
Asia	275,256	528,385	819,815	892,598
Europe	2,053,770	1,858,327	5,751,657	3,423,846
	3,953,335	3,805,816	10,295,056	6,723,211

The Company’s sales by product line are as follows for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Ceramic diesel particulate	2,519,393	3,200,516	7,856,959	5,593,989
Liquid filters	1,384,691	532,685	2,286,618	1,029,918
Kiln furniture	49,251	72,615	151,479	99,304
	3,953,335	3,805,816	10,295,056	6,723,211

NOTE 14 – SUBSEQUENT EVENT

The Company’s management reviewed material events through August 13, 2012 and there were no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our Annual Report on Form 10-K filed on March 29, 2012, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are conducted by LiqTech Denmark and LiqTech Denmark International located in the Copenhagen, Denmark area and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.  In October and December 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.

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

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark, LiqTech Denmark International and LiqTech Delaware. In June and July 2011, LiqTech USA entered into agreements to acquire (i) all of the outstanding equity interests in LiqTech Denmark and (ii) all of the outstanding equity interests in LiqTech Denmark International and LiqTech Delaware not owned by LiqTech Denmark, directly from the holders of such equity interests (the “LiqTech Acquisition Agreements”). In exchange for such equity interests, LiqTech USA paid to such holders in the aggregate (i) $4,637,315 in cash, (ii) promissory notes in the principal amount of DKK 19,500,000 (which was equal to $3,765,351 based upon the currency exchange rate of $1.00 = DKK 5.1788 as of August 22, 2011) and as of June 30, 2012, these promissory notes have been paid off in full and (iii) 9,308.333 shares of LiqTech USA’s common stock.

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

For the six months ended June 30, 2012 and 2011, our sales of DPFs were 7,856,959 and $5,593,989, respectively.

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

•         Produced water;
•         Pre-filtration of reverse osmosis drinking water;

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

For the six months ended June 30, 2012 and 2011, our sales of liquid filters were $2,286,618 and $1,029,918, respectively.

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

We began selling kiln furniture in 2011 and our sales for the six months ended June 30, 2012 and 2011 were $151,479 and $99,304, respectively.

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

Our Sales

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas market, desalination market and other water purification markets. For the six months ended June 30, 2012, our four largest customers accounted for approximately 18%, 11%, 9% and 5% respectively, of our net sales (approximately 47% in total). For the six months ended June 30, 2011, our four largest customers accounted for approximately 14%, 13%, 11% and 10%, respectively, of our net sales (approximately 48% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 16 full-time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Research and Development

We currently have five full-time employees spending a majority of their time on research and development. For the six months ended June 30, 2012 and 2011, we spent $379,300 and $247,825, respectively, on research and development.

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

Recent Developments

Letter of Intent with Pirelli & C. Eco Technology S.p.A.

On February 29, 2012, the Company announced that it had entered into a non-binding Letter of Intent (“LOI”) with Pirelli & C. Eco Technology S.p.A (“Pirelli”). The LOI defined the intent of the parties to explore a strategic partnership to produce Diesel Particulate Filters (“DPF”) for the automotive OEM market and contemplated the Company’s purchase of certain Pirelli DPF factory assets and a direct purchase of a certain amount of the Company’s stock by Pirelli.  At this time, the Company and Pirelli have mutually decided to limit the scope of discussions to a commercial relationship. The Company currently believes that the Company and Pirelli should be able to consummate a commercial relationship within the coming quarters, although no assurance can be given.

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

March 2012 Registered Offering of Common Stock

On March 2, 2012, we completed the closing of a registered public offering of our common stock.  As part of the closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the closing were approximately $7.4 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.  Sunrise Securities Corp. acted as the exclusive placement agent for this transaction.  As part of the compensation for the placement agent, we also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock (equal to 5% of the shares of common stock sold by the placement agent and its agents in the offering). The warrants have an exercise price equal to $4.06 (or 125% of the offering price of the shares sold in the offering) and may be exercised on a cashless basis. The warrants are exercisable for a period of five years commencing after February 13, 2012, which was the effective date of the registration statement related to the offering. The warrants are subject to a lock-up restriction for 180 days pursuant to FINRA Rule 5110(g). The warrants are not redeemable by us.

Results of Operations

The following table sets forth our revenues, expenses and net income for the six months ended June 30, 2012 and 2011.  The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Three months ended June 30,
					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	Difference	%
NET SALES	$3,953,335	100%	$3,805,816	100%	$147,519	3.9
Cost of goods sold	3,537,168	89.5	2,630,668	69.1	906,500	34.5
Gross Profit	416,167	10.5	1,175,148	30.9	(758,981)	(64.6)
OPERATING EXPENSES:
Selling and Marketing	599,459	15.2	230,874	6.1	368,585	159.6
General and Administrative	550,619	13.9	598,042	15.7	(47,423)	(7.9)
Research and Development	152,626	3.9	134,287	3.5	18,339	13.7
Total Operating Expenses	1,302,704	33.0	963,203	25.3	339,501	35.2
Income (loss) from Operating	(886,537)	(22.4)	211,945	5.6	(1,098,482)	(518.3)
Interest and Other Income	59,876	1.5	8,046	0.2	51,830	644.2
Interest (Expense)	(41,372)	(1.2)	(73,464)	(1.9)	32,092	(43.7)
Gain (loss) on Currency Transactions	65,048	1.6	(7,118)	(0.2)	72,166	(1013.9)
Gain (Loss) on Sale of Fixed Assets	-	-	0	-	-	-
Total Other Income (Expense)	83,552	2.1	(72,536)	(1.9)	156,088	(215.2)
Income Before Income Taxes	(802,985)	(20.3)	139,409	3.7	(942,394)	(676.0)
Income Taxes Expense	(250,476)	(6.3)	123,888	3.3	(374,364)	(302.2)
Net Income	(552,509)	(14.0)	15,521	0.4	(568,030)	(3,659.8)
Less Net income attributable to the Non-controlled interest in Subsidiaries	-	-	(6,718)	(0.2)	6,718	(100.0)
Net Income attributable to LiqTech	$(552,509)	(14.0)	$22,239	0.6	$(574,748)	(2,584.4)

	Six months ended June 30,
					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	Difference	%
NET SALES	$10,295,056	100.0%	$6,723,211	100.0%	$3,571,845	53.1
Cost of goods sold	7,789,205	75.7	4,868,328	72.4	2,920,877	60.0
Gross Profit	2,505,851	24.3	1,854,883	27.6	650,968	35.1
OPERATING EXPENSES:
Selling and Marketing	1,259,377	12.2	635,205	9.4	624,172	98.3
General and Administrative	1,273,131	12.4	875,835	13.0	397,296	45.4
Research and Development	379,300	3.7	247,825	3.7	131,475	53.1
Total Operating Expenses	2,911,808	28.3	1,758,865	26.2	1,152,943	65.6
Income (loss) from Operating	(405,957)	(3.9)	96,018	1.4	(501,975)	(522.8)
Interest and Other Income	98,839	1.0	18,772	0.3	80,067	426.5
Interest (Expense)	(125,888)	(1.2)	(79,243)	(1.2)	(46,645)	58.9
Gain (loss) on Currency Transactions	63,599	0.6	(34,490)	(0.5)	98,089	(284.4)
Gain (Loss) on Sale of Fixed Assets	-	-	-	-	-	-
Total Other Income (Expense)	36,550	0.4	(94,961)	(1.4)	131,511	(138.5)
Income Before Income Taxes	(369,407)	(3.6)	1,057	0	(370,464)	(35048.6)
Income Taxes Expense	(139,500)	(1.4)	97,210	1.4	(236,710)	(243.5)
Net Income	(229,907)	(2.2)	(96,153)	(1.4)	(133,754)	139.1
Less Net income attributable to the Non-controlled interest in Subsidiaries	-	-	9,810	0	(9,810)	(100.0)
Net Income attributable to LiqTech	$(229,907)	(2.2)	$(105,963)	(1.6)	$(123,944)	117.0

Comparison of the three month periods ended June 30, 2012 and June 30, 2011

Revenues

Net sales for the three month period ended June 30, 2012 were $3,953,335 compared to $3,805,816 for the same period in 2011, representing an increase of $147,519, or 3.9%. The increase in sales consist of a decrease in sales of DPFs and kiln furniture of $618,123 and $23,364 respectively and an increase in sales of liquid filters of $852,006. The decrease in demand for our DPFs is mainly due to a postponement in mandates in the US market, but we have also seen a lower activity in our other markets in the quarter. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide investment.

Gross profit

Gross profit for the three month period ended June 30, 2012 was $416,167 compared to $1,175,148 for the same period in 2011 representing a decrease of $758,981 or 64.6%. The decrease was due to an increase in cost of goods sold during the period ended June 30, 2012.

Expenses

Total operating expenses for the three month period ended June 30, 2012 were $1,302,704, an increase of $339,501, or 35.2%, compared to $963,203 for the same period in 2011.  This increase in operating expenses is attributable to a decrease in general and administrative expenses of $47,423 or 7.9%, an increase in research and development expenses of $18,339 or 13.7% and an increase in selling expenses of $368.585 or 159.6% compared to the same period in 2011.

Selling expenses for the three month period ended June 30, 2012 were $599,459 compared to $230,874 for the same period in 2011, representing an increase of $368,585 or 159.6%.  This increase is attributable to an increase in costs in general and our increase in investment in our sales resources and investment in new markets primarily in Germany and Singapore. While we believe that our increased investment in sales will produce attractive returns for the Company and our shareholders, the results from such investments may take several quarters to be realized.

General and administrative expenses for the three month period ended June 30, 2012 were $550,619 compared to $598,042 for the same period in 2011, representing a decrease of $47,423, or 7.9%.  Due to the reverse acquisition in August 2011 we are comparing the public LiqTech for the three month period ending June 30, 2012 with the private LiqTech for the three month period ending June 30, 2011. This make the periods difficult to compare due to public company expenses and the Company’s growth strategy, but the level for the three months ended June 30, 2012 is approximately what we expect for comparable periods going forward. Included in the three month period ending June 30, 2012 is an additional $32,602 of non-cash compensation expense for options granted to employees and management which were not a part of the costs for three month period ended June 30, 2011.

Research and development expenses for the three month period ended June 30, 2012 were $152,626 compared to $134,287 for the same period in 2011, representing an increase of $18,339 or 13.7%. This increase is attributable to investment in new products and improvements for existing products..

Net Income

The net loss for the three month period ended June 30, 2012 was $552,509 compared to a net income of $22,239 for the same period in 2011, representing a decrease of $574,748. This decrease was primarily attributable to a decrease of $758,981 in our gross profit, and an increase of $339,501 in operating expenses partially offset by a decrease in other expenses of $156,088 and a decrease in income taxes expenses of $374,364. The largest contributor to the increase in operating expenses was an increase in selling expenses of $368,585 or 159.6%, compared to the same period in 2011.

Comparison of the six month periods ended June 30, 2012 and June 30, 2011

Revenues

Net sales for the six month period ended June 30, 2012 were $10,295,056 compared to $6,723,211 for the same period in 2011, representing an increase of $3,571,845, or 53.1%. The increase in demand for our products resulted in sales of DPFs of $7,856,969, sales of liquid filters of $2,286,618 and sales of kiln furniture of $151,479. The increase in demand for our DPFs is mainly due to the adoption of the Low Emission Zone in London and a general increase in our sales activities in first quarter, partially offset by a postponement in emission mandates in the US market in the second quarter. The increase in demand for our Liquid filters and Kiln furniture is due to an increase in worldwide sales investments.

Gross profit

Gross profit for the six month period ended June 30, 2012 was $2,505,851 compared to $1,854,883 for the same period in 2011 representing an increase of $650,968 or 35.1%. The increase in gross profit is mainly due to the increase in sales for the period.

Expenses

Total operating expenses for the six month period ended June 30, 2012 were $2,911,808, an increase of $1,152,943, or 65.6%, compared to $1,758,865 for the same period in 2011.  This increase in operating expenses are attributable to an increase in general and administrative expenses of $397,296 or 45.4%, an increase in research and development expenses of $131,475 or 53.1%, and an increase in selling expenses of $624,172 or 98.3% compared to the same period in 2011.

Selling expenses for the six month period ended June 30, 2012 were $1,259,377 compared to $635,205 for the same period in 2011, representing an increase of $624,172 or 98.3%.  This increase is attributable to an increase in costs in general and our increase in investment in our sales resources and as well as investment in new markets primarily in Germany and Singapore.

General and administrative expenses for the six month period ended June 30, 2012 were $1,273,131 compared to $875,835 for the same period in 2011, representing an increase of $397,296 or 45.4%.  This increase is mainly attributable to an increase in public company expenses. During the period ended June 30, 2012, the Company added an additional $110,000 to its bad debt reserve compared to the same period in 2011. Furthermore, we have included an additional $65,603 of non-cash compensation expense for options granted to employees and management which were not a part of the costs for six months period ended June 30, 2011.

Research and development expenses for the six month period ended June 30, 2012 were $379,300 compared to $247,825 for the same period in 2011, representing an increase of $131,475 or 53.1%. This increase is attributable to an increase in new product development and investment in existing products.

Net Income

The net loss for the six month period ended June 30, 2012 was $229,907 compared to $105,963 for the same period in 2011, representing an increase of $123,944. This increase was primarily attributable to an increase of $650,968 in our gross profit, offset by an increase of $1,153,943 in operating expenses. The largest contributors to the increase in operating expenses were an increase in selling expenses of $624,172 or 98.3%, general and administrative expenses of $397,296, or 45.4% and research and development expenses of $131,475 or 53.1%, compared to the same period in 2011.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit. At June 30, 2012, we had cash of $5,166,569 and working capital of $11,131,312and at December 31, 2011 we had cash of $1,033,057 and working capital of $1,878,203. At June 30, 2012, our working capital increased by $9,253,109 compared to December 31, 2011.

On March 2, 2012, we completed the closing of a registered public offering of our common stock.  As part of the closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing were approximately $7.4 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.

LiqTech AS has a DKK 6,000,000 (approximately $1,016,226 at June 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 and $882,003 outstanding as of June 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.85% per annum at June 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At June 30, 2012, the line had been paid down to $0 outstanding, with $1,016,226 available on the line of credit.

LiqTech Int. DK has a DKK 3,000,000 (approximately $508,113 at June 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $0 and $377,933 outstanding as of June 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.85% per annum at June 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At June 30, 2012, the line had been paid down to $0 outstanding, with $508,113 available on the line of credit.

In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

The Company had a DKK 19,500,000 (approximately $3,765,351) note receivable, net of a discount of $65,718 as of December 31, 2011, from David Nemelka, a significant shareholder and a relative of one of our directors, resulting from the purchase of Common Stock and classified as equity in the accompanying financial statements. The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. During the year ended December 31, 2011 the Company recorded interest income of $54,882 as a result of amortization of the discount.  This note receivable was fully paid off on June 25, 2012.

As of December 31, 2011, the Company had a DKK 19,500,000 (approximately $3,765,351) note payable, net of a discount of $65,718, to current and former stockholders of LiqTech Denmark in connection with LiqTech Denmark's reverse acquisition of our subsidiary LiqTech USA concurrently with the Merger.  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012.  During the year ended December 31, 2011, our recorded interest expense was $54,822 as a result of amortization of the discount.  El Salto ApS, controlled by Lasse Andreassen, had a receivable of DKK 13,000,000 ($2,262,601), APE Invest ApS, controlled by Aldo Petersen, had a receivable of DKK 1,900,000 ($330,688), Laksya Ventures, Inc., controlled by Neil Persh, had a receivable of DKK 1,900,000 ($330,688) and SHD Invest ApS, controlled by Soren Degn, had a receivable of DKK 492,000 ($85,631).  This note payable was fully paid off on June 25, 2012.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash from operations for the six months ended June 30, 2012 was $85,188, an increase of $712,479 compared to the six months ended June 30, 2011 mainly due to a changes in current assets and currents liabilities of $889,450, when comparing the two periods.

Changes in assets and liabilities as of June 30, 2012 compared to December 31, 2011 included the following:

Accounts receivable decreased by $1,262,443 due to a decrease in sales during the six months ended June 30, 2012 compared to the six months ended December 31, 2011 and a decrease in accounts payable of $1,735,231 due to the lower activity level in the six months ended June 30, 2012 compared to the six months ended December 31, 2011.

Cash used for investing activities increased during the six months ended June 30, 2012, compared to the same period in 2011.  This increase is primarily attributable to approximately $68,000 or a 9% decrease in investment in production equipment offset against an $138,610 increase in investment in the purchase of long-term investments. We have and will continue to invest in additional production equipment when necessary in order to meet the continuing demand for our products.

The increase of $4,418,379 in cash provided by financing activities in the six months ended June 30, 2012, compared to the same period in 2011 was primarily due to the approximately $7.4 million in net cash received in connection with the March 2012 registered offering of 2,511,500 common shares during the reporting period.

Significant Accounting Policies

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2012 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the six months ended June 30, 2012 and 2011, no impairment charge of long-lived assets has been recorded.

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

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past two years we have experienced no excess capacity charges as we have had to outsource the firing of certain kiln furniture products to meet demand generally.

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

Not applicable.

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

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreassen	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

101	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: August 14, 2012	/s/ Lasse Andreassen
Lasse Andreassen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)