Form 10-Q
period 2012-09-30
LIQTECH INTERNATIONAL INC
filed 2012-11-14
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

Large accelerated filer	.	Accelerated filer

Non-accelerated filer	.(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐. No ☒ .

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 13, 2012, was 24,111,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements	4

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	36

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2012	As of December 31, 2011
Current Assets:	(UNAUDITED)
Cash	$3,710,067	$1,033,057
Accounts receivable, net	4,397,965	5,299,569
Other receivables	1,005,200	1,528,362
Inventories	4,067,699	2,980,583
Prepaid expenses	220,306	301,375
Current deferred tax asset	102,677	17,786

Total Current Assets	13,503,914	11,160,732

Property and Equipment, net of accumulated depreciation	6,563,784	6,647,217

Other Assets:
Other intangible assets	29,984	34,167
Other investments	148,571	6,483
Deposits	200,405	146,184

Total Other Assets	378,960	186,834

Total Assets	$20,446,658	$17,994,783

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2012	As of December 31, 2011
	(UNAUDITED)
Current Liabilities:
Lines of credit	$-	$1,259,936
Notes payable - current portion	-	259,396
Notes payable - related party, net of discount	-	3,328,183
Current portion of capital lease obligation	197,061	191,444
Accounts payable - trade	1,407,388	3,026,960
Accrued expenses	833,920	1,212,746
Accrued income taxes payable	157,227	3,710
Other accrued liabilities	6,989	154

Total Current Liabilities	2,602,585	9,282,529

Notes payable and long-term debt, less current portion	-	350,000
Long-term capital lease obligations, less current portion	798,306	950,351
Deferred tax liability	428,555	668,484

Total Long-Term Liabilities	1,226,861	1,968,835
Total Liabilities	3,829,446	11,251,364

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 24,111,500 and 21,600,000 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	24,112	21,600
Additional paid-in capital	12,680,712	5,603,517
Retained earnings	4,626,803	5,284,583
Deferred compensation	(170,477)	(268,282)
Other comprehensive income, net	(570,464)	(596,011)
Note receivable from a shareholder, net of discount	-	(3,328,183)
Non-controlled interest in subsidiaries	26,526	26,195
Total Stockholders' Equity	16,617,212	6,743,419

Total Liabilities and Stockholders' Equity	$20,446,658	$17,994,783

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011

Net Sales	$3,115,471	$6,829,535	$13,410,527	$13,552,746
Cost of Goods Sold	2,536,463	5,369,166	10,325,668	10,237,494

Gross Profit	579,008	1,460,369	3,084,859	3,315,252

Operating Expenses:
Selling expenses	557,235	402,648	1,816,612	1,037,853
General and administrative expenses	597,886	263,243	1,871,017	1,139,078
Research and development	91,202	126,680	470,502	374,505

Total Operating Expenses	1,246,323	792,571	4,158,131	2,551,436

Income from Operations	(667,315)	667,798	(1,073,272)	763,816

Other Income (Expense)
Interest and other income	12,455	31,417	111,294	50,189
Interest (expense)	(7,376)	(59,923)	(133,264)	(139,166)
Gain (loss) on currency transactions	12,478	8,658	76,077	(25,832)

Total Other Income (expense)	17,557	(19,848)	54,107	(114,809)

Income Before Income Taxes	(649,758)	647,950	(1,019,165)	649,007

Income Tax Expense	(221,886)	91,347	(361,386)	188,557

Net Income (Loss)	(427,872)	556,603	(657,779)	460,450

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	-	72,397	-	82,207

Net Income (Loss) Attributable To LiqTech	$(427,872)	$484,206	$(657,779)	$378,243

Basic Earnings Per Share	$(0.02)	$0.03	$(0.03)	$0.03

Weighted Average Common Shares Outstanding	24,111,500	14,251,721	23,488,208	10,974,237

Diluted Earnings Per Share	$(0.02)	$0.03	$(0.02)	$0.03

Weighted Average Common Shares Outstanding Assuming Dilution	25,094,201	15,761,847	26,394,383	11,477,612

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER
COMPREHENSIVE INCOME

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011

Net Income (Loss)	$(427,872)	$556,603	$(657,779)	$460,450

Currency Translation, Net of Taxes	185,670	(456,337)	25,547	(65,918)

Other Comprehensive Income (Loss)	$(242,202)	$100,266	$(632,232)	$394,532

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	(575)	(7,499)	(331)	11,521

Comprehensive Income Attributable To LiqTech International, Inc.	$(242,777)	$92,767	$(632,563)	$406,053

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	For The Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$(657,779)	$378,243
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,128,052	1,059,535
Compensation from stock options	97,805	20,661
Bad debt expense	235,000	84,268
Change in deferred tax asset / liability	(324,820)	(78,342)
Non-controlled interest in subsidiary	-	93,728
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,189,766	(2,922,908)
(Increase) decrease in inventory	(1,087,116)	(561,517)
(Increase) decrease in prepaid expenses/deposits	26,848	(125,439)
Increase (decrease) in accounts payable	(1,619,572)	1,860,585
Increase (decrease) in accrued expenses	(218,475)	203,971
Total Adjustments	(572,512)	(365,458)

Net Cash Provided (Used) by Operating Activities	(1,230,291)	12,785

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,043,195)	(946,242)
Purchase of long-term investments	(142,088)	(6,759)
Net Cash Used by Investing Activities	(1,185,283)	(953,001)

Cash Flows from Financing Activities:
Payments on notes payable	(609,396)	-
Net proceeds (payments) on lines of credit	(1,259,936)	(624,696)
(Payments) on notes payable - related party	(3,055,150)	-
Net (payments) proceeds on capital lease obligation	(146,428)	(98,244)
Proceeds from issuance of common stock and warrants	7,079,707	4,607,087
Repurchase of common stock	-	(4,577,999)
Payments on related party notes receivable	3,055,150	1,527,088
Net Cash Provided by Financing Activities	5,063,947	833,236

Gain (Loss) on Currency Translation	28,637	(54,397)

Net Increase (Decrease) in Cash and Cash Equivalents	2,677,010	(161,377)

Cash and Cash Equivalents at Beginning of Period	1,033,057	559,259
Cash and Cash Equivalents at End of Period	$3,710,067	$397,882

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Nine Months Ended September 30, 2012

The Company recorded $97,805 in stock compensation for options granted to employees and directors.

For the Nine Months Ended September 30, 2011

The Company recorded a $280,039 capital contribution for the receipt of 400 shares of its subsidiary LiqTech International, AS with an non-controlled interest value of $325,208.

The Company entered into a capital lease to purchase $262,261 in equipment.

The Company reclassified $285,558 in leasehold improvements to other receivables for property destroyed in a fire, in which the Company has filed and expects to receive insurance reimbursement.

The Company recorded $20,661 in stock compensation for options granted to employees.

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVERSE ACQUISITION

On August 24, 2011, pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011 (the “Merger Agreement”), by and among LiqTech International, Inc. (formerly known as Blue Moose Media, Inc., “Parent”), Blue Moose Delaware Merger Sub, Inc., a wholly owned subsidiary of Parent ("BMD Sub") and LiqTech USA, Inc. (“LiqTech USA”), BMD Sub was merged with and into LiqTech USA (the "Merger") and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Parent.  Prior to the Merger there were 4,155,250 shares of the common stock, par value $0.001 per share of Parent outstanding, pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA, was exchanged for 1,000 shares of Parent’s common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of Parent common stock being outstanding immediately following the Merger and warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc.  The terms "Company", “us", "we" and "our" as used in this report refer to Parent (LiqTech International, Inc.) and its subsidiaries, which are set forth below.  The Company engages in the development, design, production, marketing and sale of diesel particulate air and liquid filters and kiln furniture in United States of America, Canada, Europe, Asia and Brazil.  Set forth below is a description of Parent and its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a wholly-owned subsidiary of Parent formed in May 2011.

LiqTech A/S (“LiqTech AS“), a Danish corporation, incorporated on March 15, 1999, a 100% owned subsidiary of LiqTech USA, engages in the development, design, production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in Europe, Asia and Brazil. On August 23, 2012, LiqTech AS was merged into LiqTech International A/S, a Danish corporation (“LiqTech International AS”) and all activities from the two companies are hereafter combined in LiqTech International AS.

LiqTech International AS a Danish corporation, incorporated on January 15, 2000, formerly known as CoMeTas A/S (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and Brazil. LiqTech Int. DK was a 75% owned subsidiary from March 2011 to August 24, 2011 and a 60% owned subsidiary prior to March 2011.

LiqTech NA, Inc. (“LiqTech NA“) a 100% owned subsidiary of LiqTech International AS and LiqTech USA, incorporated in Delaware on July 1, 2005,  engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States of America and Canada. Prior to August 2011, LiqTech AS held a 90% interest in LiqTech NA.

LiqTech Asia (“LiqTech Asia“) a 60% owned subsidiary of LiqTech Int. DK, incorporated in South Korea on July 20, 2006, is currently a dormant subsidiary.

LiqTech Germany (“LiqTech Germany“) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany.

LiqTech Singapore (“LiqTech Sing“) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Functional Currency / Foreign Currency Translation -- The Group functional currency is the Danish Krone (“DKK”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (5.77DKK and 5.75DKK to $1 at September 30, 2012 and at December 31, 2011, respectively) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the 2012 and 2011 (5.81DKK and 5.31DKK to $1, respectively) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no balances held in financial institutions in the United States in excess of federally insured amounts at September 30, 2012 and December 31, 2011.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	2012	2011
Allowance for doubtful accounts at the beginning of the period	$389,032	$452,266
Bad debt expense	235,000	208,275
Amount of receivables written off	(261,973)	(257,610)
Effect of currency translation	22,432	(13,899)
Allowance for doubtful accounts at the end of the period	$384,491	$389,032

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Inventory consists of the following at September 30, 2012 and December 31, 2011:

	2012	2011

Furnace parts and supplies	$280,761	$151,412
Raw materials	515,124	920,065
Work in process	1,546,464	867,988
Finished goods	1,725,350	1,054,118
Reserve for obsolescence	-	(13,000)

Net Inventory	$4,067,699	$2,980,583

The Company’s inventory is held as collateral on the Company’s lines of credit.

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to ten years (see Note 3).

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $64,821 and $28,131 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the nine months ended September 30, 2012 and 2011 are $470,502, and $374,505, respectively, of research and development costs.

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

Stock Options -- The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and directors. The plans are more fully described in Note 12. During the years presented in the accompanying consolidated financial statements, the Company has granted options under its stock option plans. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, "Compensation – Stock Compensation." Non-cash compensation costs of $97,805 and $20,661 have been recognized for the vesting of options granted to directors and employees with an associated recognized tax benefit of $0 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes Receivable From Related Parties -- During June 2012, the Company collected a 19,500,000 DKK note receivable from a shareholder resulting from the purchase of common shares and was previously classified as equity in the accompanying financial statements.  The note was discounted as the note did not accrue interest. During the nine months ended September 30, 2012 the Company recorded interest income of $65,178 as a result of amortization of the discount.

Notes Payable From a Related Party -- During June, 2012, the Company paid a 19,500,000 DKK note payable to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted as the note did not accrue interest. During the nine months ended September 30, 2012 the Company recorded interest income of $65,178 as a result of amortization of the discount.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	Useful Life			2012	2011

Production equipment	3	-	10	$10,891,333	$10,025,051
Lab equipment	3	-	10	348,513	349,750
Computer equipment	3	-	5	275,539	236,155
Vehicles			3	10,527	10,565
Furniture and fixtures			5	59,201	47,898
Leasehold improvements	6	-	10	887,151	443,448

				12,472,264	11,112,867
Less Accumulated Depreciation				(5,908,480)	(4,465,650)

Net Property and Equipment				$6,563,784	$6,647,217

Depreciation expense amounted to $1,123,869 and $1,020,027, for the nine months ended September 30, 2012 and 2011, respectively. The Company’s property and equipment is held as collateral on the lines of credit.

NOTE 4 - INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2012	Level 1	Level 2	Level 3

Investments	-	-	148,571

Total	-	-	148,571

As of December 31, 2011	Level 1	Level 2	Level 3

Investments	-	-	6,483

Total	-	-	6,483

At September 30, 2012 our total investment of $148,571 consisted of an investment of $103,089 in I.F.T S.R.l in Italy to strengthen our exposure in the Italian market, an investment of $6,460 in LEA Technology in France to increase our exposure in the French market and an investment of $39,022 in Bio Filtration Technology, a Danish company with biofuel and manure concentration.

At December 31, 2011 our investment of $6,483 consisted of an investment in LEA in France Technology to strength our exposure in the French market.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products of $29,984 and $34,167, respectively.  The patents are recorded at cost and amortized over two to ten years.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $4,183and $33,267, respectively.

Expected future amortization expenses for the following years are as follows:

Year ending December 31,
2012	$1,359
2013	5,309
2014	5,309
2015	5,309
2016	5,309
Thereafter	7,389
$29,984

NOTE 6 – LINES OF CREDIT

LiqTech Int. DK has a DKK 6,000,000 (approximately $1,040,583 at September 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 and $882,003 outstanding as of September 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.84% per annum at September 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At September 30, 2012, the line had been paid down to $0 outstanding, with $1,040,583 available on the line of credit.

LiqTech Int. DK has also a DKK 3,000,000 (approximately $520,291 at September 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $0 and $377,933 outstanding as of September 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.84% per annum at September 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At September 30, 2012, the line had been paid down to $0 outstanding, with $520,291 available on the line of credit.

NOTE 7 – NOTES PAYABLE

In September 2011 LiqTech AS entered into a note payable agreement with a financial institution, whereby LiqTech AS borrowed $475,000.  The note payable was paid off in March 2012.

NOTE 8 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in February 2017 and August 2018.  Some of these lease agreements have an option to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2012 are as follows:

Year ending December 31,	Lease Payments
2012	$154,174
2013	$651,689
2014	$691,928
2015	$709,741
2016	$728,033
Thereafter	$781,125
Total Minimum Lease Payments	$3,716,690

Lease expense charged to operations was $528,360 and $429,877 for the nine months ended September 30, 2012 and 2011, respectively.

Capital Lease -- The Company leases equipment on various capital leases calling for monthly payments of $2,037, $2,860, $11,399, $4,417and $670 expiring through April 2017.  Included in property and equipment, at September 30, 2012 and December 31, 2011, the Company had equipment on capital lease of $1,541,223 and $1,546,696, respectively, with related accumulated depreciation of $588,522 and $430,070, respectively.

During the nine months ended September 30, 2012 and 2011, depreciation expense for equipment on capital lease amounted to $158,857 and $136,168, respectively, and has been included in depreciation expense.  During the nine months ended September 30, 2012 and 2011, interest expense on capital lease obligation amounted to $49,725 and $59,217, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

As of September 30, 2012
2012	$94,030
2013	248,572
2014	244,014
2015	212,862
2016	206,059
Thereafter	132,312
Total minimum lease payments	1,137,849
Less amount representing interest	(142,482)
Total present value of minimum lease payments	995,367
Less current portion	(197,061)
Long-term lease payments	$798,306

NOTE 9 - AGREEMENTS AND COMMITMENTS

401(k) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees.  The amount LiqTech NA contributes is discretionary. For the nine months ending September 30, 2012 and 2011, matching contributions were expensed and totaled $17,323 and $14,714, respectively.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes" which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2012 and December 31, 2011:

	2012	2011
Vacation accrual	$13,234	$13,234
Reserve for sales returns	89,443	-
Reserve for obsolete inventory	-	4,552
Net current tax assets	$102,677	$17,786

Business tax credit carryover	-	-
Net operating loss carryover	440,765	130,118
Excess of book over tax depreciation	(869,321)	(798,602)
Net deferred tax liability	$(428,556)	$(668,484)

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

As of September 30, 2012, the Company had net operating loss carryovers of approximately $580,000 for U.S. Federal purposes expiring in 2032, and $290,152 for Danish tax purposes with no expiration.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at September 30, 2012 and 2011:

	2012	2011
Computed tax at expected statutory rate	$(346,516)	$359
State and local income taxes, net of federal benefits	(5,349)	19,983
Non-deductible expenses	3,768	76,185
Non-US income taxed at different rates	3,203	683
Manufacturing and other tax credits	-	-
Other items	(16,492)	-
Income tax expense	$(361,386)	$97,210

The components of income tax expense (benefit) from continuing operations for the years ended September 30, 2012 and 2011 consisted of the following:

	2012	2011
Current income tax expense:
Danish	$152,458	$-
Federal	(145,020)	60,317
State	(45,547)	19,983
Current tax expense	$(38,109)	$80,300

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$71,129	$-

Net operating loss carryover	(310,138)	16,910
Allowance for doubtful accounts	(88,820)	-
Reserve for obsolete inventory	4,552	-
Deferred tax expense	$(323,277)	$16,910
Income Tax Expense (Benefit)	(361,386)	97,210

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, U.S. federal, and Minnesota state income tax returns, and LiqTech AS and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2007 for their Danish tax returns.  LiqTech NA is generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. state tax returns.

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011

Net Income (Loss) attributable to LiqTech International Inc.	$(427,872)	$484,206	$(657,779)	$378,243

Weighted average number of common shares used in basic earnings per share	24,111,500	14,251,721	23,488,208	10,974,237

Effect of dilutive securities, stock options and warrants	982,701	1,510,126	2,906,175	503,375

Weighted average number of common shares and potentially dilutive securities	$25,094,201	$15,761,847	$26,394,383	$11,477,612

For the three and nine months ended September 30, 2012, Parent had 1,571,630 and 1,571,630 options outstanding to purchase common stock of Parent at $3.00 to $3.60 per share and Parent had 125,575 and 125,575 warrants outstanding to purchase common stock of Parent at $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three and nine months ended September 30, 2011, the Company included all outstanding common stock equivalents in the calculation of weighted average common shares and potential dilutive common shares outstanding.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock – Parent has authorized 100,000,000 shares of common stock, $0.001 par value. As of September 30, 2012 and 2011, respectively, there were 24,111,500 and 21,600,000 common shares issued and outstanding.

Voting

Holders of Parent common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

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

Other Matters

Holders of Parent common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

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

Common Stock Offering

On March 2, 2012, we completed the initial closing of a registered public offering of Parent’ common stock.  As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The proceeds net of offering cost received from the initial closing were approximately $7.4 million.

Common Stock Purchase Warrants

We have outstanding warrants to purchase 6,625,575 shares of Parent common stock. 6,500,000 warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016 and 125,575 warrants are exercisable for cash at a price of $4.0625 per share of common stock and will expire on March 7, 2017. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. While the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

Stock Options – In August 2011, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies.  At September 30, 2012, 2,044,130 options were granted and outstanding under the Plan.

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

The Company recognized employee stock based compensation expense of $97,805 and $20,661 for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 the Company had approximately $170,477 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2013.

A summary of the status of the options outstanding under the Company’s stock option plans at September 30, 2012 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	$1.50		472,500	2.40	$1.50	315,000	$1.50
$3.00	-	$3.60	1,571,630	2.40	$3.05	1,047,753	$3.05
$1.50	-	$3.60	2,044,130	2.40	$2.71	1,362,753	$2.71

A summary of the status of the options granted under the Company’s stock option plans at September 30, 2012, and changes during the year is presented below:

	September 30, 2012
	Shares	Weighted Average Exercise Price	Average Remaining Life	Intrinsic Value
Outstanding at beginning of period	2,060,000	$2.69	2.40	$2,341,400
Granted	214,130	3.28	2.48	-
Exercised	-	-	-	-
Forfeited	(230,000)	2.87	-	-
Expired	-	-	-	-

Outstanding at end of period	2,044,130	$2.69	2.40	$0
Vested and expected to vest	2,044,130	$2.69	2.40	$0
Exercisable at end of period	1,362,753	$2.69	2.40	$0

At September 30, 2012 the Company had 681,377 non-vested options with a weighted average exercise price of $2.69 and with a weighted average grant date fair value of $0.18, resulting in unrecognized compensation expense of $170,477, which is expected to be expensed over a weighted-average period of 1.25 years.

The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2012 (for outstanding options), less the applicable exercise price.

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had four customers who accounted for 16%, 9%, 9% and 4% of total sales at September 30, 2012.  The Company had four significant customers who accounted for 12%, 11%, 8% and 8% of total sales at September 30, 2011.

The Company sells filters throughout the world, and sales by geographical region are as follows for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
United States and Canada	$1,164,634	$2,384,398	$4,629,240	$4,774,876
South America	31,213	2,943	290,191	19,232
Asia	328,325	344,571	1,148,140	1,237,170
Europe	1,591,299	4,097,623	7,342,956	7,521,468
	$3,115,471	$6,829,535	$13,410,527	$13,552,746

 The Company’s sales by product line are as follows for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Ceramic diesel particulate	$1,909,013	$5,824,865	$9,765,972	$11,418,854
Liquid filters	1,042,101	925,227	3,328,719	1,955,145
Kiln furniture	164,357	79,443	315,836	178,747
	$3,115,471	$6,829,535	$13,410,527	$13,552,746

NOTE 14 – SUBSEQUENT EVENT

The Company’s management reviewed material events through November 13, 2012 and there were no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 29, 2012, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Denmark International”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA,  LiqTech Denmark International and LiqTech Delaware are referred to herein as our “Subsidiaries”. On August 23, 2012, LiqTech A/S, a Danish limited company (“LiqTech Denmark”) and former subsidiary of the Company was merged with and into LiqTech Denmark International.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen, Denmark area and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.  In October and December 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.

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

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark International and LiqTech Delaware. In June and July 2011, LiqTech USA entered into agreements to acquire (i) all of the outstanding equity interests in LiqTech Denmark and (ii) all of the outstanding equity interests in LiqTech Denmark International and LiqTech Delaware not owned by LiqTech Denmark, directly from the holders of such equity interests (the “LiqTech Acquisition Agreements”). In exchange for such equity interests, LiqTech USA paid to such holders in the aggregate (i) $4,637,315 in cash, (ii) promissory notes in the principal amount of DKK 19,500,000 (which was equal to $3,765,351 based upon the currency exchange rate of $1.00 = DKK 5.1788 as of August 22, 2011) and during June 30, 2012, these promissory notes have been paid off in full and (iii) 9,308.333 shares of LiqTech USA’s common stock.

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

For the nine months ended September 30, 2012 and 2011, our sales of DPFs were $9,765,972 and $11,418,854, respectively.

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

For the nine months ended September 30, 2012 and 2011, our sales of liquid filters were $3,328,719 and $1,955,145, respectively.

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

We began selling kiln furniture in 2011 and our sales for the nine months ended September 30, 2012 and 2011 were $315,836 and $178,747, respectively.

Our Manufacturing

We currently manufacture our products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota. The main raw materials that we use in our manufacturing processes are silicon carbide, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability.  However, our management believes that we could obtain satisfactory substitutes for these materials should they become unavailable.

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

We have plans to expand our production capacity in both Denmark and Minnesota, primarily through additional investment in equipment relating to our liquid filtration products, when this becomes necessary.

Our Sales

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas market, desalination market and other water purification markets. For the nine months ended September 30, 2012, our four largest customers accounted for approximately 16%, 9%, 9% and 4% respectively, of our net sales (approximately 38% in total). For the nine months ended September 30, 2011, our four largest customers accounted for approximately 12%, 11%, 8% and 8%, respectively, of our net sales (approximately 39% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 16 full-time sales personnel or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Research and Development

We currently have five full-time employees spending a majority of their time on research and development. For the nine months ended September 30, 2012 and 2011, we spent $470,502 and $374,505, respectively, on research and development.

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

March 2012 Registered Offering of Common Stock

On March 2, 2012, we completed the closing of a registered public offering of our common stock.  As part of the closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the closing were approximately $7.4 million. We have used the net proceeds from the offering for debt repayment, the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. We have invested the remaining proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.

Sunrise Securities Corp. acted as the exclusive placement agent for this transaction.  As part of the compensation for the placement agent, we also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock (equal to 5% of the shares of common stock sold by the placement agent and its agents in the offering). The warrants have an exercise price equal to $4.06 (or 125% of the offering price of the shares sold in the offering) and may be exercised on a cashless basis. The warrants are exercisable for a period of five years commencing after February 13, 2012, which was the effective date of the registration statement related to the offering. The warrants were subject to a lock-up restriction for 180 days pursuant to FINRA Rule 5110(g). The warrants are not redeemable by us.

Results of Operations

The following tables set forth our revenues, expenses and net income for the three and nine months ended September 30, 2012 and 2011.  The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Three months ended September 30,
					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	US$	Percent %
Net Sales	$3,115,471	100%	$6,829,535	100%	$(3,714,064)	(54.4)
Cost of Goods Sold	2,536,463	81.4	5,369,166	78.6	(2,832,703)	(52.8)
Gross Profit	579,008	18.6	1,460,369	21.4	(881,361)	(60.4)
Operating Expenses
Selling and Marketing	557,235	17.9	402,648	5.9	154,587	38.4
General and Administrative	597,886	19.2	263,243	3.9	334,643	127.1
Research and Development	91,202	2.9	126,680	1.9	(35,478)	(28.0)
Total Operating Expenses	1,246,323	40.0	792,571	11.6	453,752	57.3
Income (loss) from Operations	(667,315)	(21.4)	667,798	9.8	(1,335,113)	(199.9)
Interest and Other Income	12,455	0.4	31,417	0.5	(18,962)	(60.4)
Interest (Expense)	(7,376)	(0.2)	(59,923)	(0.9)	52,547	(87.7)
Gain (loss) on Currency Transactions	12,478	0.4	8,658	0.1	3,820	44.1
Total Other Income (Expense)	17,557	0.6	(19,848)	(0.3)	37,405	(188.5)
Income Before Income Taxes	(649,758)	(20.9)	647,950	9.5	(1,297,708)	(200.3)
Income Taxes Expense	(221,886)	(7.1)	91,347	1.3	(313,233)	(342.9)
Net Income	(427,872)	(13.7)	556,603	8.1	(984,475)	(176.9)
Less Net Income Attributable to the Non-controlled Interest in Subsidiaries	-	-	72,397	1.1	(72,397)	(100.0)
Net Income Attributable to LiqTech	$(427,872)	(13.7)	$484,206	7.1	$(912,078)	(188.4)

	Nine months ended September 30,
					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	US$	Percent %
Net Sales	$13,410,527	100%	$13,552,746	100%	$(142,219)	(1.0)
Cost of Goods Sold	10,325,668	77.0	10,237,494	75.5	88,174	0.9
Gross Profit	3,084,859	23.0	3,315,252	24.5	(230,393)	(6.9)
Operating Expenses
Selling and Marketing	1,816,612	13.5	1,037,853	7.7	778,759	75.0
General and Administrative	1,871,017	14.0	1,139,078	8.4	731,939	64.3
Research and Development	470,502	3.5	374,505	2.8	95,997	25.6
Total Operating Expenses	4,158,131	31.0	2,551,436	18.8	1,606,695	63.0
Income (loss) from Operations	(1,073,272)	(8.0)	763,816	5.6	(1,837,088)	(240.5)
Interest and Other Income	111,294	0.8	50,189	0.4	61,105	121.7
Interest (Expense)	(133,264)	(1.0)	(139,166)	(1.0)	5,902	(4.2)
Gain (loss) on Currency Transactions	76,077	0.6	(25,832)	(0.2)	101,909	(394.5)
Total Other Income (Expense)	54,107	0.4	(114,809)	(0.8)	168,916	(147.1)
Income Before Income Taxes	(1,019,165)	(7.6)	649,007	4.8	(1,668,172)	(257.0)
Income Taxes Expense	(361,386)	(2.7)	188,557	1.4	(549,943)	(291.7)
Net Income	(657,779)	(4.9)	460,450	3.4	(1,118,229)	(242.9)
Less Net Income Attributable to the Non-controlled Interest in Subsidiaries	-	-	82,207	0.6	(82,207)	(100.0)
Net Income Attributable to LiqTech	$(657,779)	(4.9)	$378,243	2.8	$(1,036,022)	(273.9)

Comparison of the three month periods ended September 30, 2012 and September 30, 2011

Revenues

Net sales for the three month period ended September 30, 2012 were $3,115,471 compared to $6,829,535 for the same period in 2011, representing a decrease of $3,714,064, or 54.4%. The decrease in sales consist of a decrease in sales of DPFs of $3,915,852 and an increase in sales of liquid filters and kiln furniture of $116,874 and $84,914 respectively. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the US market and the missing effect of the low emission zone activity in London, which contributed to our net sales for the three month period ended September 30, 2011 but not for the same period in 2012. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the three month period ended September 30, 2012 was $579,008 compared to $1,460,369 for the same period in 2011 representing a decrease of $881,361 or 60.4%. The decrease in gross profit was due to a decrease in sales and lower gross margin for the period ended September 30, 2012 compared to the same period in 2011.

Expenses

Total operating expenses for the three month period ended September 30, 2012 were $1,246,323, an increase of $453,752, or 57.3%, compared to $792,571 for the same period in 2011.  This increase in operating expenses is attributable to a decrease in research and development expenses of $35,478 or 28.0%, an increase in general and administrative expenses of $334,643 or 127.1% and an increase in selling expenses of $154,587 or 38.4% compared to the same period in 2011.

Selling expenses for the three month period ended September 30, 2012 were $557,235 compared to $402,648 for the same period in 2011, representing an increase of $154,587 or 38.4%.  This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new markets primarily in Germany and Singapore. While we believe that increased investment in sales will produce attractive returns for the Company and our shareholders, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three month period ended September 30, 2012 were $597,886 compared to $263,243 for the same period in 2011, representing an increase of $334,643, or 127.1%.  This increase is mainly attributable to an increase in expenses related to being a U.S. public company, but the level for the three months ended September 30, 2012 is approximately what we expect for comparable periods going forward. During the period ended September 30, 2012, the Company also added an additional $125,000 to its bad debt reserve compared to the same period in 2011. Included in the three month period ending September 30, 2012 is an additional $32,602 of non-cash compensation expense for options granted to employees and management compared to $19,615 for three month period ended September 30, 2011.

Research and development expenses for the three month period ended September 30, 2012 were $91,202 compared to $126,680 for the same period in 2011, representing a decrease of $35,478 or 28.0%. This decrease is attributable to decreased research and development expenditures for the three month period ending September 30, 2012 compared to the same period in 2011.

Net Income/(Loss)Attributable to LiqTech

The net loss for the three month period ended September 30, 2012 was $427,872 compared to net income of $484,206 for the same period in 2011, representing a decrease of $912,078 or 188.4%. This decrease was primarily attributable to a decrease of $881,361 in our gross profit and an increase of $453,752 in operating expenses partially offset by a decrease in income taxes expenses of $313,233. The largest contributor to the increase in operating expenses was an increase in general and administrative expenses of $334,643 or 127.1%, compared to the same period in 2011.

Comparison of the nine month periods ended September 30, 2012 and September 30, 2011

Revenues

Net sales for the nine month period ended September 30, 2012 were $13,410,527 compared to $13,552,746 for the same period in 2011, representing a decrease of $142,219, or 1.0%. The nine month period ended September 30, 2012 resulted in sales of DPFs of $9,765,972, a decrease of $1,652,882, sales of liquid filters of $3,328,719, an increase of $1,373,574 and sales of kiln furniture of $315,836, an increase of $137,089. The decrease in demand for our DPFs was mainly due to a postponement in use of mandates in the US market and the missing effect of the low emission zone activity in London, which contributed to our net sales for the three month period ended September 30, 2011 but not for the same period in 2012. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the nine month period ended September 30, 2012 was $3,084,859 compared to $3,315,252 for the same period in 2011 representing a decrease of $230,393 or 6.9%. The decrease in gross profit was due to a decrease in sales and lower gross margin for the period ended September 30, 2012 compared to the same period in 2011.

Expenses

Total operating expenses for the nine month period ended September 30, 2012 were $4,158,131, an increase of $1,606,695, or 63.0%, compared to $2,551,436 for the same period in 2011.  This increase in operating expenses is attributable to an increase in general and administrative expenses of $731,939, or 64.3%, an increase in research and development expenses of $95,997 or 25.6% and an increase in selling expenses of $778,759 or 75.0% compared to the same period in 2011.

Selling expenses for the nine month period ended September 30, 2012 were $1,816,612 compared to $1,037,853 for the same period in 2011, representing an increase of $778,759 or 75.0%.  This increase is attributable to an increase in costs in general, an increase in investment in our sales resources and as well as an investment in new offices primarily in Germany and Singapore.

General and administrative expenses for the nine month period ended September 30, 2012 were $1,871,017 compared to $1,139,078 for the same period in 2011, representing an increase of $731,939 or 64.3%.  This increase is partly attributable to an increase in expenses associated with being a U.S. public company. During the nine months ended September 30, 2012, the Company added an additional $235,000 to its bad debt reserve compared to the same period in 2011. Furthermore, we have included an additional $97,805 of non-cash compensation expense for options granted to employees and management compared to $20,661 for the nine month period ended September 30, 2011.

Research and development expenses for the nine month period ended September 30, 2012 were $470,502 compared to $374,505 for the same period in 2011, representing an increase of $95,997 or 25.6%. This increase is attributable to an increase in new product development and investment in existing products.

Net Income/(Loss)Attributable to LiqTech

The net loss for the nine month period ended September 30, 2012 was $657,779 compared to a net income of $378,243 for the same period in 2011, representing a decrease of $1,036,022. This decrease was primarily attributable to a decrease of $230,393 in gross profit and an increase of $1,606,695 in operating expenses offset by an increase in other income of $168,916 and a decrease in income tax expense of $549,943. The largest contributors to the increase in operating expenses were an increase in selling expenses of $778,759 or 75.0%, an increase in general and administrative expenses of $731,939, or 64.3% and an increase in research and development expenses of $95,997 or 25.6%, compared to the same period in 2011.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit. At September 30, 2012, we had cash of $3,710,067 and working capital of $10,901,329, as compared to cash of $1,033,057 and working capital of $1,878,203 at December 31, 2011. At September 30, 2012, our working capital increased by $9,023,126 compared to December 31, 2011.

On March 2, 2012, we completed the closing of a registered public offering of our common stock.  As part of the closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing were approximately $7.4 million. We have used the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending proceeds, we have invested the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.

LiqTech Int. DK has a DKK 6,000,000 (approximately $1,040,583 at September 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 and $882,003 outstanding as of September 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.84% per annum at September 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At September 30, 2012, there was $1,040,583 available on the line of credit.

LiqTech Int. DK has also a DKK 3,000,000 (approximately $520,291 at September 30, 2012) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. There was $0 and $377,933 outstanding as of September 30, 2012 and December 31, 2011, respectively.  Interest is charged quarterly at 3.84% per annum at September 30, 2012 and the line is secured by certain of the Company’s receivables, inventory and equipment. At September 30, 2012, there was $520,291 available on the line of credit.

In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

Cash Flows

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operations for the nine months ended September 30, 2012 was $1,230,291, a decrease of $1,243,076 compared to the nine months ended September 30, 2011. This decrease was mainly due to a change in net income of $1,036,022, when comparing the two periods.

Changes in assets and liabilities as of September 30, 2012 compared to December 31, 2011 included the following:

Accounts receivable and other receivables decreased by $1,424,766 from $6,827,931 to $5,403,165. This decrease is mainly due to a decrease in sales during the three months ended September 30, 2012 compared to the three months ended December 31, 2011 and offset by a decrease in accounts payable of $1,619,572 due to the lower activity level in the three months ended September 30, 2012 compared to the three months ended December 31, 2011.

Cash used for investing activities increased by $232,282 to $1,185,283 from $953,001 during the nine months ended September 30, 2012, compared to the same period in 2011.  This increase is primarily attributable to a $96,953 or a 10% increase in investment in production equipment and a $135,329 increase in purchase of long-term investments. We have and intend to continue to invest in additional production equipment when necessary in order to meet the continuing demand for our products.

The increase of $4,230,711 from $833,236 to $5,063,947 in cash provided by financing activities during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the approximately $7.4 million in net cash received in connection with the March 2012 registered offering of 2,511,500 common shares during the reporting period. The cash received was partly offset against payments on notes payable of $609,396 and payments on lines of credit of $1,259,936.

Significant Accounting Policies

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on March 29, 2012. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2012 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the nine months ended September 30, 2012 and 2011, no impairment charge of long-lived assets has been recorded.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of both of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, both of our President and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not required for a “smaller reporting company”.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

On October 31, 2012, the Company entered into a Bonus and Services Agreement with Aldo Petersen, the Chairman of our Board of Directors, pursuant to which the Company awarded Mr. Petersen DKK 400,000 (approximately $68,846) in consideration for investor relations  and other services previously provided to the Company, and pursuant to which the Company shall compensate Mr. Petersen DKK50,000 (approximately $8,606) on a monthly basis for on-going investor relations and other services which are mutually agreeable by both parties for a period of one (1) year unless otherwise agreed to in writing by the parties.  A copy of the Bonus and Services Agreement is provided herewith as Exhibit 10.19.

Effective September 30, 2012, Michael Sonneland resigned from the Company's Board of Directors for personal reasons.  Michael has been a member of the LiqTech AS Board since March 2010 and LiqTech International Inc. since September 5, 2011. Michael remains a shareholder of the Company owning 519,239 shares.

ITEM 6.   EXHIBITS

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreassen	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

101	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between LiqTech International, Inc. and Aldo Petersen	Provided herewith

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: November 14, 2012	/s/ Lasse Andreassen
Lasse Andreassen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)