Form 10-K
period 2012-12-31
LIQTECH INTERNATIONAL INC
filed 2013-03-27
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53769

LiqTech International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2012, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $2.50 per share on June 30, 2012 was $34,297,028.  As of March 22, 2013, there were 24,111,500 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

Item 1.      Business

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration, diesel particulate filters for the control of soot exhaust particles from diesel engines and kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives in Italy, Germany, France, Korea, Brazil and Singapore. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen, Denmark area and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota. In October and December 2011, we opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.

Reverse Acquisition

On August 24, 2011, pursuant to an Agreement and Plan of Merger, dated as of August 23, 2011 (the “Merger Agreement”), by and among Blue Moose Media, Inc. (“Blue Moose” and n/k/a the Company), Blue Moose Delaware Merger Sub, Inc. (“BMD Sub”), a wholly-owned subsidiary of Blue Moose and LiqTech USA, BMD Sub was merged with and into LiqTech USA (the “Merger”) and, as a result of the Merger, LiqTech USA became a wholly-owned subsidiary of Blue Moose.

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

Prior to completion of the Merger, LiqTech USA completed a private placement offering of 63 units at $100,000 per unit, each such unit consisting of 40 shares of LiqTech USA’s common stock and 20 warrants to purchase LiqTech USA common stock, and received $4,800,000 in cash and a promissory note for $1,500,000 which was payable on September 7, 2011. Thereafter, in August 2011, LiqTech USA closed the transactions contemplated by the LiqTech Acquisition Agreements.

As a result of the Merger, Blue Moose changed its management and reconstituted its board of directors. As of the effective time of the Merger, Gordon Tattarsall, the president, the chief financial officer and the sole director of Blue Moose, resigned as president and chief financial officer. As Blue Moose’s sole director, Mr. Tattersall appointed Aldo Petersen as a director of Blue Moose. The Directors then appointed Lasse Andreassen and Soren Degn as the officers of Blue Moose, and Lasse Andreassen, Paul Burgon, John Nemelka and Michael Sonneland as directors of Blue Moose. However, the other new directors did not take office until September 5, 2011, which was ten days after we filed an Information Statement pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and mailed that statement to our stockholders of record. In addition, Mr. Tattarsall resigned as a director of Blue Moose effective as of September 5, 2011.

Products

We manufacture and sell (i) ceramic membranes for the filtration of liquid; (ii) diesel particulate filters for the control of soot exhaust particles from diesel engines and (iii) to a much lesser extent, kiln furniture to support ceramics during the firing process.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech” and “Cometas” brand names, we manufacture and sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water” and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

●
Produced water:  Our membranes can be used for the filtration of water from oil produced in offshore platforms. We have performed testing with many of the major international private and public oil and gas companies. We have recently been awarded a contract by one of the major international oil and gas companies to provide and service produced water filters on one of its offshore platforms. Our products have been delivered and the initial service period under the contract commenced.

●
Pre-filtration of reverse osmosis drinking water:  Prior to passing through reverse osmosis membranes to produce drinking or industrial water from sea or surface water, the sea or surface water must be pre-filtered. We have performed successful tests for the pre-filtration of sea and surface water for this purpose with numerous clients, including Arteron in Malaysia, a company producing compact drinking water, Hoimyung Corp in South Korea, a supplier of industrial waste water systems and pretreatment for reverse osmosis, Kemic Vater Cleaning in Denmark, a supplier of drinking water equipment, and Puretec in Israel, a producer of reverse osmosis systems.

●
Treatment of ballast water:  Our liquid filtration membranes can be applied to limit the spreading of non-native species that may be transported in the ballast water of sea-going vessels. We have partnered with Singapore based companies and R&D centers to develop a solution for the ballast water treatment market. A distributor in Japan is in contact with shipyards seeking filtration solutions for our ballast water systems.

●
Industrial applications:  Our membranes have performed successful tests in industrial applications for the removal of a variety of substances such as heavy metal (Haldor Topsoe, Denmark), legionella (HYTEK Italy), manure (Bioffuel Technology, Denmark), pool and spa water (Provital, Denmark) and raw sugar (Al Khaleej Sugar, UAE).

●
Producing clean drinking water:  The potential for the use of LiqTech SIC membranes in drinking water production is diverse and the benefits numerous. Some examples including: group water – removal of precipitated salts like iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis.

●
Waste water treatment:  Our membranes can be used to remove suspended solids in waste water treatment. Our membranes have performed successful tests for treating waste water with Hydrosolutions, Puretec in Israel and Asia Pacific Water Technologies in South Korea.

Our products are based on the following silicon carbide membrane technologies:

●
CoMem is a unique patented membrane technology that utilizes a cross-flow structure to handle high concentrations of suspended solids found in produced water from the oil and chemical industry, wastewater from industrial processes and manure filtration; and

●
Aqua Solution integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications in pre-treatment for reverse osmosis, wastewater treatment and pool and spa filtration.

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

On February 14, 2013, we announced that our ultra-filtration Silicon Carbide (SiC) membrane product has been approved for liquid sterilization according to the recognized American Society for Testing and Materials (ASTM) standard F838-05 for liquid filtration. This standard is widely used for pharmaceutical, food & beverage and drinking water applications. The combination of the unmatched performance of SiC membranes compared to any other ceramic membrane material in terms of liquid flux, chemical resistance and product life, now combined with the capability of providing sterile filtration, represents disruptive technology to the existing norm, and is an industry game-changer for Drinking Water, Biotech and Food & Beverage applications. Our SiC membranes enable mechanical removal of bacteria, which is cheaper and more reliable than any other sterilization technology. We believe we are the only membrane manufacturer worldwide to achieve liquid sterilization with a SiC membrane.

The independent Danish Technological Institute (DTI) laboratory conducted the certification according to the ASTM standard. Following the test procedure set forth by ASTM, our SiC membranes were evaluated in terms of bacteria rejection. DTI conducted in the sterile membrane certification that the membrane filter has the ability to retain bacteria corresponding to a log 7 reduction.  The ability to retain bacteria corresponding to a log 7 reduction (99.99999% removal) is recognized as sterile filtration, i.e. the membrane can be considered as a bacterial barrier.  On the basis of this achieved ASTM standard, we are now considering expanding our strategic focus beyond the existing business areas of industrial wastewater treatment and produced water treatment and toward new areas such as Biotech, food & beverage, and drinking water, where our SiC membranes may offer sterile filtration with a significant value proposition for the end-users.

On February 19, 2013, we announced that our SiC membranes are currently being used in the recovery of protein in a foodstuff application in China. FANRUNSI (Shanghai) Fluid Technology Co. Ltd., a Chinese engineering firm located in Shanghai, has installed 240 square meters of our SiC membranes at a Chinese customer location. The end-user is considering a further expansion of additional SiC membranes worth more than $1 million in 2013.

On February 21, 2013, we announced the newest product to our portfolio, SiC membrane discs. The membrane disc system is based on a principle of creating cross-flow by rotating the membrane as an alternative to pumping the liquid across the membrane in the traditional tubular setup. Energy consumption is only 17% compared to regular cross-flow. The membrane disc system can handle liquids with high solid content and will therefore be used in applications such as wastewater treatment, manure concentration and pharmaceuticals. The application is also suitable in algae dewatering before final extraction of Omega 3 and other high-value content for production of feed or bio ethanol. These applications are growing markets, and all face a continuous challenge in finding energy-effective treatment solutions. We believe that our SiC membrane discs will set the standard for requirements in future system design, due to higher flux and better chemical resistance at a comparable price to other solutions. We believe the market for membrane discs has strong potential alongside our other tubular and flat sheet membranes.

The product was developed with funding from the Danish foundation for Green Development and Demonstration Program (GUDP – Groen udvikling og demonstrations program). The foundation has partially funded the development of the SiC membrane discs for concentration of manure, however, we retain full ownership of the intellectual property. Concentration of manure will enhance the production of biogas compared to gasification on raw manure, and will limit the CO2 emission from transportation of the untreated manure prior to the gasification.

We intend to target the membrane disc product through a strategic partnership with an experienced system integrator. The system integrator has a long history in designing membrane disc equipment. The total market size for sludge treatment is estimated to reach US $5.8 billion in 2013, growing at a compound annual growth rate of 4.6% (Source: Filtration Industry Analyst Volume 2008, Issue 12, December 2008, Pages 5). The membrane technology portion of this market is approximately 5% of the total market, or approximately $290 million (own estimate).

In addition to the above, the International Feed Industry Federation states that the feed production market reached 873 million metric tons in 2012, representing a market worth US$ 350 billion. It is further estimated that membranes could account for $350-$700 million of the total market (Transparency Market Research).

On March 5, 2013, we announced that we have launched a new state-of-the-art SiC Flat Sheet Membrane (FSM) disc for Membrane Bioreactors (MBR) and Moving Bed Bioreactors (MBBR) for wastewater treatment.

The FSM uses the outside-in filtration principle. This allows either a pressurized mode or a vacuum suction mode of operation which reduces the cost of installation. The FSM module is submerged in a tank containing dirty water and by applying moderate suction pressure, clean water is produced. This configuration is mainly used in modern MBR and MBBR wastewater treatment systems and reduces the strain on housings, pumps and controls. With this new expansion of the product portfolio, we believe we will be able to cover a wider spectrum of the market. While our tubular filter is suited for low-solid content feeds, the FSM is better suited for higher-solid content applications and our rotating discs target very high solid content feeds.

The high clean-water permeability of the SiC material, being around 20 times more permeable than conventional polymeric 0.1um UF membranes and 4 times more permeable than aluminum oxide 0.1um UF membranes (competing ceramic material), allows compact systems that save valuable footprint for our customers.

The FSM targets the waste water market, which we believe is among the most important applications in membrane technology. The MBR market reached a size of about US $800 million in 2011 and is expected to grow at approximately 20% per year to exceed $3 billion in 2018.

This new technology offers a flexible high-performance solution with the outstanding material advantages of SiC, providing customers ultra-compact systems with the reliability and robustness of a ceramic membrane.

We have entered into cooperation agreements with two system integrators with specific know-how and market access to develop market-driven products with what we believe to be the best value proposition. We currently expect to generate revenue from the sales of the Flat Sheet Membranes as early as 2013.

For the years ended December 31, 2012 and 2011, we received grants from governmental entities of $549,648 and $3,039,118, respectively. In 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. If successful, we believe this will be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

We believe increased government regulation on the treatment of produced water may increase our sales of SiC membranes. Existing technology may have difficulty meeting any increased requirements because the hydro-cyclone technology currently used in most treatments of produced water is not effective at removing suspended solids and is prone to clogging.

For the years ended December 31, 2012 and December 31, 2011, our sales of liquid filters and services were $4,192,063 and $3,708,624, respectively, and accounted for 25% and 18% of our total sales, respectively.

Diesel Particulate Filters

We offer diesel particulate filters (“DPF”) for exhaust emission control solutions to the verified retrofit and the original equipment manufacturer (OEM) market through our direct sales force. DPF sales are generally made to distributors specializing in sales to end users. We use a proprietary “nano washcoat” to provide catalytic coating for anything from diesel particulate filters to catalytic converters. We have developed a robust silicon carbide diesel particulate filter that is especially useful for vehicles that produce a high soot load, and, if properly maintained, should last as long as the vehicle’s engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience and thermal conductivity. Our DPF products are sold worldwide, under the LiqTech brand name.

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

For the years ended December 31, 2012 and 2011, our sales of diesel particulate filters were $12,181,744 and $17,211,557, respectively, and accounted for 72% and 81% of our total sales, respectively.

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

We began selling kiln furniture in 2011 and our sales for the years ended December 31, 2012 and December 31, 2011, were $548,031 and $271,996, respectively, and accounted for 3% and 1% of our total sales, respectively.

Our Competitive Strengths

 We believe the following strengths position us to increase our revenue and profitability:

●
Advantages of Silicon Carbide Membranes. Our diesel and liquid filtration products utilize silicon carbide membranes which have certain qualities that we believe make our products more desirable than those of our competitors. Unlike filtration products that use aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (hydrophilicity is the tendency of a surface to become wet or to absorb water) which results in unique flux (low energy consumption). Silicon carbide is also highly durable, with hardness next to diamonds, making it conducive to being used in a variety of industrial settings. As a result, we believe that such superior qualities make our products desirable in both exhaust emissions control products and liquid filtration products.

●
End Markets with Attractive Growth Characteristics. We provide filtration products for retrofit markets and aftermarkets. We have the opportunity to provide filters to the large end markets with attractive growth prospects. The increase in global regulation of diesel particles is expected to drive growth in the DPF market. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. The global market for retrofitting diesel engines with DPFs is expected to grow from approximately 5 million cumulative retrofit units in 2010 to approximately 20 million cumulative retrofits by 2025.

Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025. (Source: https://blueplanetnetwork.org/water/). According to Pike Research, the annual global investment in desalinization was estimated to reach $16.6 billion by 2016. As a result, we anticipate that global demand will increase for products such as ours that can be used to provide clean water.

●
Broad Application of LiqTech Membranes. Our membranes can and have been applied in a variety of settings, including the processing of industrial waste water, produced water and pretreatment of drinking water, prefilters for reverse osmosis, oil emulsion separation, bacteria removal, clearing of wine and beer, and separating metals from liquids used in industrial processes.

●
Marketing and Manufacturing in Two Key Markets and Expanding to Other Key Market. We have successfully started production in the United States in addition to Denmark, where the production capacity has been increased. We have production and sales capacity in North America and Europe. We also sell our products through offices and agents in several key countries such as Brazil, Germany, Korea, France, Italy and Singapore, and we have established customer relations in more than 15 countries.

●
Strong and Experienced Management Team. Our management team has significant experience in the clean technology and filtration industries, driving growth through development of new applications and technologies and cultivating relationships with customers. Our team has an average of more than 10 years of management experience. Our key managers have worked in the industry during the last 10 years.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●
Enter New Geographic Markets and Expand Existing Markets. We plan on continuing to manufacture and sell our products out of Denmark and the United States. In October 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore. We also intend to expand our production capability to Asia when needed, by investing in a new production facility in South Korea, along with opening new marketing offices on the continent. In addition, we intend to establish sales outlets with technical support in other European nations such as Italy, while expanding to other markets such as Brazil. In certain other locations such as Japan, China and Australia, we intend to work with agents and partners to access such markets.

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

●
Continue to Develop and Improve Technologies and Open New End Markets. We intend to continuously develop our ceramic membrane and improve the filtration efficiency for our filtration products. Through continuous development, we intend to find new uses for our products and plan to expand into any new markets that we believe would be appropriate for our company. One of our key strategies is to develop our membrane applications together with our customers including, for example, the development of the next generation of diesel filters with asymmetric design for the OEM market, which is being tested at a famous South Korean car manufacturer. We also plan on manufacturing a SiC membrane of 0.01 microns or less, which would position us to enter the ultrafiltration market. In our kiln furniture business, we plan on working towards developing a second generation of kiln furniture with no porosity.

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

Our Industry

Overview

We primarily serve two industries — the diesel particle filter market and the liquid filtration market. Our goal is to position ourselves to expand on and leverage our products and technology and to take advantage of the favorable industry trends that we anticipate.

Liquid Filtration Market

Water is essential for life on earth and clean water is of vital importance for human survival. One-third of the human population is living today with clean water shortcomings and this is expected to increase to two-thirds of the population by 2025 due to the growing population. (Source: WHO -http://www.who.int/heli/risks/water/water/en/index.html). According to the World Health Organization, approximately 1.6 million children are killed every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for membrane filtration is growing rapidly, with more and larger plants being commissioned all over the world.

The growth is especially pronounced for reverse osmosis membranes. Reverse osmosis membranes are increasingly used for the production of drinking water (desalination of sea water or brackish water), for demineralised water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceutical production. Also, laboratories rely on pure water, for which demineralisation is an essential step. According to Pike Research, the annual global investment in desalination is forecasted to reach $16.6 billion by 2016. According to another industry report, the aggregate water volume treated by membranes is expected to grow from 29 billion cubic meters in 2009 to 82 billion cubic meters in 2020.

  Today’s reverse osmosis membranes are made of polymers (plastics), arranged in spiral elements of standardized dimensions. In recent years, prices have dropped markedly, making membrane filtration more competitive. However, the technical limitations of polymer membranes remain as follows:

●	The best plastic RO membranes use 3.5 kWh/cubic meter water and the flux (flow per square meter of membrane area) is low (typically 11 LMH).

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

The development of an inorganic reverse osmosis membrane is expected to improve the technology in two ways: a finer filter (desalination) and longer lifetime and cost reduction for the end user.  We believe this will open a significantly larger market for us.

Diesel Particle Filter Market

Diesel emissions consist of several toxic gasses and particles: particle matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days a year are attributable to diesel particulate matter exposures. The Abt Associates report, using EPA science advisory board methodology, estimated that the monetary value of the health damages from diesel-related particulate matter in the U.S. was approximately $139 billion (in 1999 dollars). Reducing diesel emissions will have both health benefits and social benefits to society, along with reduced costs.

  In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan which required the curtailment of diesel particle emissions by 25% by 2010 and a further 15% by 2020. New York City has implemented binding directives for the retrofitting of buses, garbage trucks and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007 defined particle count limits for certain cars and light utility vehicles. Also, in Europe, low emission zones have been implemented locally, creating a patchwork of regulation. The increase in global regulation of diesel particles is expected to drive growth in the DPF market. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020.

Our diesel particle filter removes more than 95% of the soot in diesel emissions and, in many installations, up to 99%. Our catalysts remove and reduce carbon monoxide and hydrocarbons in the same emission control system when installed on the filter or on a separate diesel oxidation catalyst.

Manufacturing

We currently manufacture our products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota. The main raw materials that we use in our manufacturing processes are silicon carbide, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability. However, our management believes that we could obtain satisfactory substitutes for platinum and palladium (other soil types) should they become unavailable.

Prior to our entry into the subcontract agreement with Scandinavian Brake Systems, as discussed below, our manufacturing facilities operated at peak capacity. We currently have a subcontract agreement for production capacity with a subcontractor located in Tennessee. We have also entered into a subcontract agreement with Scandinavian Brake Systems to utilize the production capacity of their Notox division. The new subcontract arrangement, which has been extended through the end of 2014, has significantly increased our production capacity.

We have plans to expand our production capacity in both Denmark and Minnesota, primarily through additional investment in equipment relating to our liquid filtration products, when this becomes necessary.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas sector, desalination sector and other water purification areas. For the year ended December 31, 2012, our four largest customers accounted for approximately 13%, 12%, 10% and 7%, respectively, of our net sales (approximately 42% in total). For the year ended December 31, 2011, our four largest customers accounted for approximately 11%, 10%, 10% and 8%, respectively, of our net sales (approximately 39% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 10 full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

In certain instances, our products are delivered to the end customer through systems integrators. These systems integrators use our filtration products in larger filtration systems which eventually are installed in products used by the end customer. Due to the regulation surrounding the reasons why many of the end customers use filtration systems, the systems integrators often are required by such end customers to receive approval of their systems, including the components used in such systems, which requires the use of significant time and money. As a result, we believe that certain of the systems integrators that use our products will not replace our filters with competitive products unless there is good reason.

Intellectual Property

Our success depends in part upon our ability to obtain, maintain and protect intellectual property rights that cover our silicon carbide product forms, applications and/or manufacturing processes and specifications and the technology or know-how that enables these product forms, applications, processes and specifications, and to avoid and defend against claims that we infringe upon the intellectual property rights of others and to prevent the unauthorized use of our intellectual property. Silicon carbide is a well-known material which was developed over 100 years ago and thus, extensive research, development and publication on this material exists, making it difficult to obtain intellectual property rights to key elements of silicon carbide technology. Accordingly, at least some of the technology used in the manufacture of our re-crystallized silicon carbide products is not protected by patents. Where we consider it appropriate, we seek to protect our proprietary rights by filing United States and foreign patent applications related to technology, inventions and improvements that we consider patentable and important to the development and conduct of our business. We also rely on trade secrets, trademarks, licensing agreements, confidentiality and nondisclosure agreements, business partnerships and continuing technological innovation to safeguard our intellectual property rights and develop and maintain our competitive advantage.

As of March 18, 2013, we had one issued United States patent that we co-own with a third party, one pending United States patent application, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. Our patent strategy is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 18, 2013, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

Environmental Matters

We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage, disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws such as the Comprehensive Environmental Response, Compensation and Liability Act, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are subject to similar requirements in Denmark and other European countries. From time to time, we have identified environmental compliance issues at our facilities. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position.

Research and Development

We currently have five full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2012 and 2011, we spent $742,009 and $502,413, respectively, on Company-sponsored research and development.

In 2011, we entered into a joint development agreement with Aalborg University (“Aalborg”) and The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. In connection with the agreement, we were approved for a grant of $2 million, and we are entitled to receive additional funding upon reaching certain milestones as provided in the agreement. Pursuant to a related agreement with Aalborg, any intellectual property produced during the project will be owned by Aalborg. However, we retain the right to obtain an exclusive license to this intellectual property, provided the use is related to our business. If successful, we believe that this will be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

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

Employees

As of March 15, 2013, we had 80 employees, 74 of whom were full time employees. We had 51 employees at our operations in Denmark, including five in Research and Development, five in sales and two in executive management. We also had 24 employees in the United States, one of whom was in executive management; the others were employed in sales and production. We also had 4 employees in Singapore, one of whom was in executive management; the others were employed in sales and administration and one employee in Germany.

None of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that our relations with our employees are good.

Corporate Information

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

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our re-crystallized silicon carbide product forms, applications and manufacturing processes. We rely principally on a combination of patent protection, trade secret laws, confidentiality and non-disclosure agreements and trusted business relationships to establish, maintain and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or keep any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In particular, because silicon carbide is a well-known material (developed over 100 years ago), and there has been extensive research, development and publication related to this material and its wide range of applications, obtaining intellectual property rights to key elements of silicon carbide technology can be challenging. Accordingly, at least some of the technology employed in our manufacture of re-crystallized silicon carbide products is not protected by patents.

 Where we consider it appropriate, we seek patent protection in the United States and other countries on technologies used in or relating to our re-crystallized silicon carbide product forms, applications and manufacturing processes. As of March 18, 2013, we had one issued United States patent and three issued foreign patents, all of which we co-own with a third party. The issuance of a patent is not conclusive as to its scope, validity and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals, or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

As of March 18, 2013, we had one pending United States patent application and one pending foreign patent applications. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot assure that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office and relevant foreign patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the United States Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

We do not have sufficient internal manufacturing capacity to meet the current demand for our products, and we rely on subcontractors to enable us to meet this demand. Since we rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and developing and marketing new products. We do not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house will require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them.

Historically, we have been dependent on a few major customers for a significant portion of our company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2012, we had four (4) customers who accounted for approximately 42% of our total revenues. During the year ended December 31, 2011, we had four customers who accounted for approximately 39% of our total revenues.  If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations.

A significant portion of our account receivables is concentrated with these major customers, some of whom have limited working capital resources. The failure of any such customers to pay amounts owed to us in a timely fashion could have an adverse effect on our results of operations.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States dollar. Because of our activities in Denmark, the United Kingdom, the European Continent, Singapore and South Korea, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts. Foreign currency fluctuations may have a significant effect on our operations in the future.

The recent European debt crisis could have a material adverse effect on our European operations.

The recent European debt crisis and related European financial restructuring efforts have contributed to instability in the global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the credit market may weaken. While we do not transact a significant amount of business in Greece, Spain or Italy, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our European business and results of operations.

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

 As a public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will devote a substantial amount of time and financial resources to these compliance initiatives.

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

A significant portion of our assets and the majority of our officers and directors are located outside of the United States, and therefore it may be difficult for an investor to enforce within the United States any judgments obtained against us or such officers and directors.

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

On March 2, 2012, we completed a registered public offering of our common stock whereby we issued and sold 2,511,500 shares at a per share price of $3.25 and generated net proceeds of approximately $7.1 million. We also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock with an exercise price equal to $4.06 which are exercisable for a period of five years commencing after the effective date of the registration statement related to the offering.

We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. However, we can provide no assurance that the net proceeds from the offering will be adequate to achieve our long term goals. The continued growth of our business will depend in part upon our ability to continue to develop new products and to make strategic acquisitions. We may not generate sufficient cash flow from our operations to allow us to fund these activities. We may need to sell additional equity or borrow funds in order to develop these growth strategies and our inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect our business and future growth.

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

The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on a securities exchange, we expect that it will continue to be traded on the OTCBB and the OTC Markets — OTCQX tier or on another over-the-counter quotation system. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

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

Approximately 35.9% of our common stock is controlled by our officers and directors, who have the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of March 18, 2013, 9,551,464 shares, or 35.9%, of our common stock, including stock options and warrants, were beneficially owned by our officers and directors, including 5,713,541 shares, or 21.9%, of our common stock beneficially owned by Aldo Petersen, our Chairman of the Board and 2,634,221 shares, or 10.8%, of our common stock beneficially owned by Lasse Andreassen, our CEO. As a result, our officers and directors and Aldo Petersen and Lasse Andreassen, in particular, are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. This could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

  The New York Stock Exchange, NYSE AMEX (“AMEX”) and the NASDAQ Stock Market recently amended their listing rules to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchanges, reverse merger companies must have had their securities traded on a U.S. over-the-counter market (for example, the OTCBB) for at least one year, maintained a certain closing price for a period of not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, subject to certain company size and market capitalization qualifications, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company’s Form 10 information. As such, although we plan to seek listing of our common stock on the AMEX or on NASDAQ as soon as reasonably practicable, we do not currently meet the new listing standards. We may not be able to satisfy the initial listing standards of the AMEX or NASDAQ in the foreseeable future or at all. Even if we are able to list our common stock on such exchanges, we may not be able to maintain a listing of the common stock on such stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●
the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

●	a decline in the stock prices of peer companies; and

●	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

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

Trades of our common stock are subject to Rule 15g-9 promulgated by the SEC under the Exchange Act, which imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has other rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

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

Our Articles of Incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. For example, our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 55,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 45,000 square feet is used for production. The lease is for a term of six years until August, 2018. Our U.S. operations are located at 1800 - 1810 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 45,000 square feet, of which 6,000 square feet is used for office space and 39,000 square feet is used for production. The lease will expire on February 28, 2017.

Item 3.     Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2012, we were not a party to in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCBB and the OTC Markets — OTCQX tier. Prior to the Merger, there was not an active market and no trading volume during fiscal year 2010. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2013	High	Low
1st Quarter (through March 22, 2013)	$2.54	$1.28

2012	High	Low
4th Quarter	$1.70	$1.23
3rd Quarter	2.20	1.36
2nd Quarter	3.31	2.21
1st Quarter	4.50	3.13

2011	High	Low
4th Quarter	$3.23	$3.15
3rd Quarter	3.40	3.01
2nd Quarter	—	—
1st Quarter	—	—

2010	High	Low
4th Quarter	$—	$—
3rd Quarter	—	—
2nd Quarter	—	—
1st Quarter	—	—

The above table is based on a report provided by the OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Based upon information supplied to us by our transfer agent as of March 13, 2013, we had approximately 69 stockholders of record.

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

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October, 2011, we changed our name to LiqTech International, Inc. We have for more than a decade developed and manufactured products of re-crystallized silicon carbide. Among these, we have been specializing in three business areas: ceramic membranes for liquid filtration, diesel particulate filters for the control of soot exhaust particles from diesel engines and kiln furniture for the refractory industry. We are a cleantech company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies.

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

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark, LiqTech Int. DK (formerly known as Cometas) and LiqTech Delaware. In June and July 2011, LiqTech USA entered into agreements to acquire (i) all of the outstanding equity interests in LiqTech Denmark and (ii) all of the outstanding equity interests in LiqTech Int. DK and LiqTech Delaware not owned by LiqTech Denmark, directly from the holders of such equity interests (the “LiqTech Acquisition Agreements”). In exchange for such equity interests, LiqTech USA agreed to pay to such holders in the aggregate (i) $4,637,315 in cash, (ii) promissory notes in the principal amounts of DKK 19,500,000 (which was equal to $3,765,351 based upon the currency exchange rate of $1.00 = DKK 5.1788 as of August 22, 2011) and (iii) 9,308,333 shares of LiqTech USA’s common stock.

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

  As a result of the Merger, Blue Moose changed its management and reconstituted its board of directors. As of the effective time of the Merger, Gordon Tattarsall, the president, the chief financial officer and the sole director of Blue Moose, resigned as president and chief financial officer. As Blue Moose’s sole director, Mr. Tattersall appointed Aldo Petersen as a director of Blue Moose.  The Directors then appointed Lasse Andreassen and Soren Degn as the officers of Blue Moose, and Lasse Andreassen, Paul Burgon, John Nemelka and Michael Sonneland as directors of Blue Moose. However, the other new directors did not take office until September 5, 2011, which is ten days after we filed an Information Statement pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934, as amended, and mailed that statement to our stockholders of record. In addition, Mr. Tattarsall resigned as a director of Blue Moose effective as of September 5, 2011.

2012 Developments

Opening of Singapore Office

On January 17, 2012, we announced the establishment of a representative office in Singapore. The new Singapore office will service the South East Asian markets covering our entire product portfolio.

March 2012 Registered Offering of Common Stock

On March 2, 2012, we completed a registered public offering of our common stock. As part of the closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the closing were approximately $7.1 million. We have used the net proceeds from the offering for debt repayment, the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. We have invested the remaining proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.  Sunrise Securities Corp. acted as the exclusive placement agent for this transaction. As part of the compensation for the placement agent, we also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock (equal to 5% of the shares of common stock sold by the placement agent and its agents in the offering). The warrants have an exercise price equal to $4.06 (or 125% of the offering price of the shares sold in the offering) and may be exercised on a cashless basis. The warrants are exercisable for a period of five years commencing after February 13, 2012, which was the effective date of the registration statement related to the offering. The warrants were subject to a lock-up restriction for 180 days pursuant to FINRA Rule 5110(g). The warrants are not redeemable by us.

OEM Supply Agreement

On December 14, 2012, through our Singapore subsidiary LiqTech PTE Ltd., we entered into a non-exclusive OEM Supply Agreement for our SiC membrane technology with Shanghai Denovo Environment Protection Co., Ltd., a company organized under the laws of China and one of the leading industrial waste water firms in China.  The agreement includes progressive minimum order quantities for the years 2013 - 2016 for Denovo to maintain the supply agreement.

On March 20, 2013, LiqTech Denmark International entered into a Joint Development Agreement with FMC Technologies, Inc. ("FMC") pursuant to which the parties shall combine their respective expertise to develop a filtration system for processing flowback fluids in unconventional shale oil/gas applications (i.e., oil and gas resources which cannot be explored, developed and produced by conventional processes).  LiqTech Denmark International shall provide the Company's SiC Filters and FMC shall provide certain operational, field know-how, engineering,and fabricating technical resources in order to develop a robust filtration system.  In connection with the development agreement, the parties also entered into a master supply agreement whereby LiqTech Denmark International shall supply SiC Filters to FMC, on an exclusive basis for unconventional shale oil/gas applications and on a non-exclusive basis for other gas/oil processing applications.  To maintain exclusivity through 2014, FMC has agreed to purchase a minimum amount of SiC Filters for a commercial test unit which is anticipated to be completed by June 30, 2014.  FMC will determine the success of the system by the end of 2014 and if successful, FMC will commit to additional purchases within six months and exclusivity will be extended through June 30, 2015.  To maintain exclusivity beyond that point, FMC has agreed to purchase certain minimum amounts of SiC Filters through the end of 2016, 2018 and thereafter in accordance with an agreed upon schedule.  The agreement may be terminated by FMC at any time upon notice to LiqTech Denmark International.

Results of Operations

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2012 and 2011.

					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	US$	Percent %
Net Sales	16,921,838	100%	21,192,177	100%	(4,270,339)	(20.2)
Cost of goods sold	14,217,713	84.0	16,164,366	76.3	(1,946,653)	(12.0)
Gross Profit	2,704,125	16.0	5,027,811	23.7	(2,323,686)	(46.2)
Operating Expenses
Selling and Marketing	2,434,541	14.4	1,484,992	7.0	949,549	63.9
General and Administrative	3,421,658	20.2	1,943,333	9.2	1,478,325	76.1
Research and Development	742,009	4.4	502,413	2.4	239,596	47.7
Total Operating Expenses	6,598,208	39.0	3,930,738	18.5	2,667,470	67.9
Income (loss) from Operating	(3,894,083)	(23.0)	1,097,073	5.2	(4,991,156)	(455.0)
Other Income (Expense):
Interest and Other Income	158,632	0.9	100,986	0.5	57,646	57.1
Interest (Expense)	(148,611)	(0.9)	(203,682)	(1.0)	55,071	(27.0)
(Loss) on investments	(102,612)	(0.6)	(57,684)	(0.3)	(44,928)	77.9
Gain (loss) on Currency Transactions	48,145	0.3	10,271	0.0	37,874	368.7
Gain (Loss) on Sale of Fixed Assets	(889)	(0.0)	411,436	1.9	(412,325)	(100.2)
Total Other Income (Expense)	(45,335)	(0.3)	261,327	1.2	(306,662)	(117.3)
Income Before Income Taxes	(3,939,418)	(23.3)	1,358,400	6.4	(5,297,818)	(390.0)
Income Taxes Expense	(1,165,528)	(6.9)	359,508	1.7	(1,525,036)	(424.2)
Net Income	(2,773,890)	(16.4)	998,892	4.7	(3,772,782)	(377.7)
Less Net income attributable to the Non-controlled interest in Subsidiaries	-	-	81,681	0.4	(81,681)	(100.0)
Net Income attributable to LiqTech	(2,773,890)	(16.4)	917,211	4.3	(3,691,101)	(402.4)

Revenues

Net sales for the year ended December 31, 2012 were $16,921,838 compared to $21,192,177 for the same period in 2011, representing a decrease of $4,270,339, or 20.2%. The decrease in sales consist of a decrease in sales of DPFs of $5,029,813 and an increase in sales of liquid filters and kiln furniture of $483,439 and $276,035, respectively. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the U.S. market and the completion of the Low Emission Zone mandate in London, which contributed to our net sales for the year ended December 31, 2011 but did not have the same effect in 2012. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of those products.

Gross Profit

Gross profit for the year ended December 31, 2012 was $2,704,125 compared to $5,027,811 for same period in 2011, representing a decrease of $2,323,686, or 46.2%. The decrease in gross profit was due to a decrease in sales and lower gross margin for the year ended December 31, 2012 compared to the same period in 2011. Included in the gross profit is depreciation of $1,510,846 and $1,379,667 for the years ended December 31, 2012 and 2011, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2012 were $6,598,208, representing an increase of $2,667,470, or 67.9%, compared to $3,930,738 for the same period in 2011.

 Selling expenses for the year ended December 31, 2012 were $2,434,541 compared to $1,484,992 for the same period in 2011, representing an increase of $949,549 or 63.9%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new markets primarily in Germany and Singapore. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the year ended December 31, 2012 were $3,421,658 compared to $1,943,333 for the same period in 2011, representing an increase of $1,478,325, or 76.1%. This increase is mainly attributable to an increase in expenses related to being a U.S. public company and during the year ended December 31, 2012, the Company also added an additional $1,078,365 to its bad debt reserve compared to $205,275 for the same period in 2011. Included in the year ending December 31, 2012 is $120,498 of non-cash compensation expense for options granted to employees and management compared to $123,984 for year ended December 31, 2011.

Research and development expenses for the year ended December 31, 2012 were $742,009 compared to $502,413 for the same period in 2011, representing an increase of $239,596, or 47.7%. This increase is attributable to increased research and development expenditures, especially for our investments in our new SiC membrane products for the year ending December 31, 2012 compared to the same period in 2011.

Net Income

Net income attributable to the Company for the year ended December 31, 2012 was a loss of $2,773,890 compared to a profit of $917,211 for the comparable period in 2011, representing a decrease of $3,691,101. This decrease was primarily attributable to a decrease of $2,323,686 in our gross profit, a decrease in total other income of $306,662 and an increase in operating expenses of $2,667,470. This was partly offset by a decrease of $1,525,036 in income tax expense. The largest contributor to the increase in operating expenses was an increase in administrative expenses of $1,478,325 or 76.1% primarily due to an additional bad debt reserve expense of $1,078,365.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year ended December 31, 2010

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2011 and 2010.

					Period to period change
	2011	As a % of Sales	2010	As a % of Sales	US$	Percent %
Net Sales	21,192,177	100%	15,728,817	100%	5,463,360	34.7
Cost of Goods Sold	16,164,366	76.3	12,054,973	76.6	4,109,393	34.1
Gross Profit	5,027,811	23.7	3,673,844	23.4	1,353,967	36.9
Operating Expenses:
Selling and marketing	1,484,992	7.0	1,476,656	9.4	8,336	0.6
General and administrative	1,943,333	9.2	1,748,596	11.1	194,737	11.1
Research and development	502,413	2.4	421,518	2.7	80,895	19.2
Total Operating Expenses	3,930,738	18.5	3,646,770	23.2	283,968	7.8
Income from Operations	1,097,073	5.2	27,074	0.2	1,069,999	3,952.1
Other Income (Expense):
Interest and other income	100,986	0.5	64,916	0.4	36,070	55.6
Interest (expense)	(203,682)	(1.0)	(214,520)	(1.4)	10,838	(5.1)
(Loss) on investments	(57,684)	(0.3)	(123,647)	(0.8)	65,963	(53.3)
Gain on currency transactions	10,271	0.0	86,377	0.5	(76,106)	(88.1)
Gain (Loss) on sale of fixed assets	411,436	1.9	(9,801)	(0.1)	421,237	(4,297.9)
Total Other Income (Expense)	261,327	1.2	(196,675)	(1.3)	458,002	(232.9)
Income Before Income Taxes	1,358,400	6.4	(169,601)	(1.1)	1,528,001	(900.9)
Income taxes expense	359,508	1.7	145,531	0.9	213,977	147.0
Net Income	998,892	4.7	(315,132)	(2.0)	1,314,024	(417.0)
Less Net Loss Attributable to the Non-controlled Interest in Subsidiaries	81,681	0.4	(308,503)	2.0	(390,184)	(126.5)
Net Income attributable to LiqTech	917,211	4.3	(6,629)	(0.0)	923,840	(13,936.3)

Revenues

Net sales for the year ended December 31, 2011 were $21,192,177 compared to $15,728,817 for the same period in 2010, representing an increase of $5,463,360, or 34.7%. The increase was mainly due to an increase in demand for our products consisting of an increase in sales of Ceramic Diesel Particulate Filters (DPFs) of $3,390,695 and Ceramic Liquid Filters (SiC Filters) of $1,800,669 and kiln furniture of $271,996, which we believe are attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London.

Gross Profit

Gross profit for the year ended December 31, 2011 was $5,027,811 compared to $3,673,844 for same period in 2010, representing an increase of $1,353,967, or 36.9%. The increase was mainly due to increasing demand for our products which we believe is primarily attributable to increasing demand for our DPFs and SiC Filters in North America and the adoption of the Low Emission Zone in London. The gross profit margin for the year ended December 31, 2011 was 23.7% compared to 23.4% for the year ended December 31, 2010. Included in the gross profit is depreciation of $1,379,667 and $1,152,099 for the years ended December 31, 2011 and 2010, respectively.

Expenses

Total operating expenses for the year ended December 31, 2011 were $3,930,738, representing an increase of $283,968, or 7.8%, compared to $3,646,770 for the same period in 2010.

Selling expenses for the year ended December 31, 2011 were $1,484,992 compared to $1,476,656 for the same period in 2010, representing an increase of $8,336 or 0.6%. The increase is due to increased costs and an investment in more sales resources during the last quarter of 2011.

General and administrative expenses for the year ended December 31, 2011 were $1,943,333 compared to $1,748,596 for the same period in 2010, representing an increase of $194,737, or 11.1%. This increase is mainly due to increased costs including an additional $123,984 of non-cash compensation expense for options granted to employees and management which were not a part of the costs for year ended December 31, 2010. Furthermore, we had increased legal and accounting costs due to the Company becoming a public company in August 2011.

Research and development expenses for the year ended December 31, 2011 were $502,413 compared to $421,518 for the same period in 2010, representing an increase of $80,895, or 19.2%. The increase is due to increased costs and our increasing investments in SiC Filters, especially in North America, especially during the last quarter of 2011.

Net Income

Net income attributable to the Company for the year ended December 31, 2011 was a profit of $917,211 compared to a loss of $6,629 for the year ended December 31, 2010, representing an increase of $923,840. This increase was primarily attributable to an increase of $1,353,967 in our gross profit and an increase in total other income of $458,002, partly offset by an increase of $283,968 in operating expenses, an increase in income tax expense of $213,977 and an increase in net loss attributable to the non-controlled interest in subsidiaries of  $390,184. The largest contributor to the increase in operating expenses was an increase in administrative expenses of $194,737 or 11.1%, primarily due to the non-cash expense related to options issued to directors and officers.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit. At December 31, 2012, we had cash of $3,873,338 and working capital of $8,069,595 and at December 31, 2011 we had cash of $1,033,057 and working capital of $1,878,203. At December 31, 2012, our working capital increased by $6,191,392. Total current assets were $11,826,816 and $11,416,893 at December 31, 2012 and 2011, respectively and total current liabilities were $3,757,221 and $9,538,690 at December 31, 2012 and 2011, respectively. Lines of credit, note payable and note payable related party alone represented a decrease in debt for 2012 of $4,847,515 and contributed to the increased working capital at December 31, 2012.

On March 2, 2012, we completed a registered public offering of our common stock. As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing were approximately $7.1 million. We intend to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we expect to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.

The notes payable to related parties at December 31, 2011 represented promissory notes issued by LiqTech USA to the previous shareholders of LiqTech Denmark as part of LiqTech USA’s acquisition of the outstanding equity interests in LiqTech Denmark, LiqTech Int. DK (formerly known as Cometas) and LiqTech Delaware in accordance with the terms of the LiqTech Acquisition Agreements. The promissory notes were paid off in June 2012.

LiqTech Denmark International has a DKK 6,000,000 (approximately $1,060,239 and $1,044,277 at December 31, 2012 and 2011, respectively) standby line of credit with Sydbank A/S. Outstanding borrowings are due on demand. Interest is calculated based on CIBOR plus a margin of 3 percentage points and is payable quarterly. As of December 31, 2012, the interest on this line of credit was at 3.81%. This line of credit is guaranteed by LiqTech Delaware. This line of credit is also secured by certain of our receivables, inventory and equipment. There was $0 and $882,081 outstanding as of December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, there was $1,060,239 available under this credit line.

LiqTech Denmark International has a DKK 3,000,000 (approximately $530,120 and $522,139 at December 31, 2012 and 2011, respectively) standby line of credit with Sydbank A/S, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. Interest is calculated based on CIBOR plus a margin of 3 percentage points and is payable quarterly. As of December 31, 2012, the interest on this line of credit was at 3.81%. This line of credit is guaranteed by LiqTech Delaware. This line of credit is also secured by certain of our receivables, inventory and equipment. There was $0 and $377,933 outstanding as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, there was $530,120 available under this credit line.

In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

We believe that our cash flow together with currently available funds from our existing lines of credit and other potential sources of funds will be sufficient to fund our anticipated working capital needs and capital spending requirements for the foreseeable future. However, if we were to incur any unanticipated expenditures or the negative trend of our operating cash flow does continue, such circumstances could put a substantial burden on our cash resources.

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

Cash Flows

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

  Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2012 was $478,077, representing a decrease of $483,225, compared to cash provided by operating activities of $5,148 for the year ended December 31, 2011. The $483,225 in cash used by operating activities for the year ended December 31, 2012 was mainly due to the net loss of $2,773,890, the increases of $1,161,098 in inventory and the decrease of $2,405,123 in accounts receivable and a decrease of $737,729 in accounts payables.

  The increases in inventory was due to the increased in demand for water filters and kiln furniture and slower activity in diesel particulate filters caused by the delay in enforcing clean air mandates.  Accounts receivable and other receivable decreased due to lower sales, higher allowance for doubtful receivables and the receipt of approximately $730,000 in insurance proceeds included in other receivables at December 31, 2011. Accounts payable decreased due to greater liquidity and payment of obligations.

Cash used in investing activities was $1,743,141 for the year period ended December 31, 2012, as compared to cash used in investing activities of $946,640 for the year period ended December 31, 2011. Cash used in investing activities increased in 2012, compared to 2011, primarily due to proceeds of $689,827 received in 2011 on insurance claims as a result of fire of the company’s building in 2011. We anticipate that we will continue to invest in additional production equipment in order to meet the demand for our products.

Cash provided by financing activities was $5,001,650 for the year period ended December 31, 2012, as compared to cash provided by financing activities of $1,742,613 for the year period ended December 31, 2011. The increase of $3,259,037 in cash provided by financing activities in 2012, compared to 2011, was primarily due to cash received in connection with the stock offering in first quarter 2012, where the Company issued 2,511,500 new shares at 3.25 per share.

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

Changes in assets and liabilities as of December 31, 2011 compared to December 31, 2010 included the following:

Accounts receivable and other receivable increased by $3,281,560 due to higher sales in the year ended December 31, 2011 compared to the year ended December 31, 2010, and a receivable resulting from an insurance claim. Accounts payable increased by $1,961,394 due to the higher activity level in the year ended December 31, 2011 compared to the year ended December 31, 2010.

Cash used in investing activities was $888,956 for the year ended December 31, 2011, as compared to cash used in investing activities of $1,339,605 for the year ended December 31, 2010. Cash used in investing activities decreased  in 2011, compared to 2010, primarily due to an approximately $233,000 higher investment in production equipment and intangibles offset by proceeds received on insurance claims as a result of fire. We anticipate that we will continue to invest in additional production equipment in order to meet the continuing increase in the demand for our products.

Cash provided by financing activities was $1,742,613 for the year period ended December 31, 2011, as compared to cash provided by financing activities of $67,179 for the year period ended December 31, 2010. The increase of approximately $1,675,000 in cash provided by financing activities in 2011, compared to 2010, was primarily due to cash received in connection with the Merger in 2011.

Off Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases — The Company leases office and production facilities under operating lease agreements expiring in August, 2018, February 2017, December 2016 and January 2014. Some of these lease agreements have a right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Year ending December 31,	Lease Payments
2013	$658,550
2014	699,439
2015	717,478
2016	736,001
2017	493,920
Thereafter	300,994
Total Minimum Lease Payments	$3,606,382

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

Accounts Receivable / Long Term Receivable / Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable and long term receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, factors we consider include known troubled accounts, historical experience, age, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2012 and December 31, 2011 was as follows:

	2012	2011
Allowance for doubtful accounts at the beginning of the period	$389,032	$452,266
Bad debt expense	1,078,365	208,275
Amount of receivables written off	(248,895)	(257,610)
Effect of currency translation	24,998	(13,899)
Allowance for doubtful accounts at the end of the period	$1,243,500	$389,032

On January 21, 2013, we received notice that a customer who accounted for 12.4 % and 6.4% of total sales for the year ended December 31, 2012 and 2011, had the courts appoint a receiver.  The Company has established an allowance of $700,000 against the receivables due from this customer.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2012 and 2011, no impairment charge of long-lived assets has been recorded.

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

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2012, we had total furnace parts and supplies of $986,278, raw material of $705,025, work-in-process inventory of $1,502,144, total finished goods inventory of $990,935 and reserve for obsolescence of $72,567. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past two years we have experienced no excess capacity charges. We have had to outsource the firing of products to meet demand.

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

Item 8.     Financial Statements and Supplementary Data.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets at December 31, 2012 and 2011	F2

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F4

Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2012 and 2011	F5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2012 and 2011	F6

Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011	F7

Notes to the Consolidated Financial Statements	F9

4397 South Albright Drive, Salt Lake City, Utah 84124 (801) 277-2763 Phone • (801) 277-6509 Fax

Board of Directors
LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
Industriparken 22C, DK
2750 Ballerup, Denmark

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2012 and 2011. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended December 31, 2012 and 2011. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LiqTech International, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years ended December 31, 2012, and 2011, in conformity with generally accepted accounting principles in the United States.

/s/ Gregory & Associates, LLC
Salt Lake City, Utah
March 26, 2013

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2012	2011
Current Assets:
Cash	$3,873,338	$1,033,057
Accounts receivable, net	2,855,184	5,299,569
Other receivables	371,001	1,528,362
Cost in excess of billing	217,586	256,161
Inventories	4,111,815	2,980,583
Prepaid expenses	130,560	301,375
Current deferred tax asset	267,332	17,786

Total Current Assets	11,826,816	11,416,893

Property and Equipment, net accumulated depreciation	6,649,817	6,647,217

Other Assets:
Long term receivable	118,258	-
Other investments	158,141	6,483
Long term tax asset	75,947	-
Other intangible assets	29,150	34,167
Deposits	182,020	146,184

Total Other Assets	563,516	186,834

Total Assets	$19,040,149	$18,250,944

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2012	2011
Current Liabilities:
Lines of credit	$-	$1,259,936
Notes payable - current portion	-	259,396
Notes payable - related party, net of discount	-	3,328,183
Current portion of capital lease obligations	203,503	191,444
Accounts payable - trade	2,289,231	3,026,960
Accrued expenses	760,881	1,375,714
Billing in excess of cost	237,063	93,347
Accrued income taxes payable	1,000	3,710
Deferred revenue	265,543	-

Total Current Liabilities	3,757,221	9,538,690

Notes payable and long-term debt, less current portion	-	350,000
Long-term capital lease obligations, less current portion	729,567	950,351
Deferred tax liability	-	668,484

Total Long-Term Liabilities	729,567	1,968,835

Total Liabilities	4,486,788	11,507,525

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 24,111,500 and 21,600,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	24,112	21,600
Additional paid-in capital	12,658,405	5,603,517
Retained earnings	2,510,693	5,284,583
Deferred compensation	(125,477)	(268,282)
Other comprehensive income, net	(542,806)	(596,011)
Note receivable from a shareholder, net of discount	-	(3,328,183)
Non-controlled interest in subsidiaries	28,434	26,195

Total Stockholders' Equity	14,553,361	6,743,419

Total Liabilities and Stockholders' Equity	$19,040,149	$18,250,944

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
	2012	2011
Net Sales	$16,921,838	$21,192,177

Cost of Goods Sold	14,217,713	16,164,366

Gross Profit	2,704,125	5,027,811

Operating Expenses:
Selling expenses	2,434,541	1,484,992
General and administrative	3,421,658	1,943,333
Research and development	742,009	502,413

Total Operating Expenses	6,598,208	3,930,738

Income (Loss) from Operations	(3,894,083)	1,097,073

Other Income (Expense)
Interest and other income	158,632	100,986
Interest (expense)	(148,611)	(203,682)
(Loss) on investments	(102,612)	(57,684)
Gain on currency transactions	48,145	10,271
Gain (loss) on sale of fixed assets	(889)	411,436

Total Other Income (Expense)	(45,335)	261,327

Income (Loss) Before Income Taxes	(3,939,418)	1,358,400

Income Tax Expense (Benefit)	(1,165,528)	359,508

Net Income (Loss)	(2,773,890)	998,892

Less Net Income Attributable To Non-Controlled Interests in Subsidiaries	-	81,681

Net Income (Loss) Attributable To LiqTech	$(2,773,890)	$917,211

Basic Earnings (Loss) Per Share	$(0.12)	$0.06

Weighted Average Common Shares Outstanding	23,644,883	14,165,217

Diluted Earnings (Loss) Per Share	$(0.12)	$0.06

Weighted Average Common Shares Outstanding
Assuming Dilution	23,644,883	16,096,973

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
	2012	2011

Net Income (Loss)	(2,773,890)	998,892

Currency Translation, Net of Taxes	53,205	327,323

Other Comprehensive Income (Loss)	$(2,720,685)	$1,326,215

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	2,239	94,246

Comprehensive Income (Loss) Attributable To LiqTech International Inc.	$(2,722,924)	$1,231,969

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2012 and 2011

	Common Stock		Treasury Stock		Additional		Other Compre-	Deferred	Share- holder	Non- controlled
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	hensive Income	Compen- sation	Recei- vable	Interest in Subsidiaries
BALANCE, December 31, 2010	9,308,333	$9,309	46,070	$(25,019)	$2,532,776	$4,367,372	$(256,123)	$-	$(80,000)	$1,222,151

Contribution of 15% interest of LiqTech International AS	-	-	-	-	280,039	-	-	-	-	(325,208)

Cancellation of shares held in treasury	-	-	(46,070)	25,019	(25,019)	-	-	-	-	-

Recapitalization of subsidiary and acquisition of non-controlled interest in LiqTech International AS and LiqTech NA	8,136,417	8,136	-	-	2,427,610	-	-	-	(5,144,751)	(964,994)

Amortization of discount on shareholder receivable	-	-	-	-	-	-	-	-	(54,882)	-

Currency adjustment on note receivable / payable									371,450

Recapitalization of subsidiary	4,155,250	4,155	-	-	(4,155)

Deferred compensation on options issued to directors and employees	-	-	-	-	392,266	-	-	(392,266)	-	-

Stock based compensation expense recognized for theyear ended December 31, 2011	-	-	-	-	-	-	-	123,984	-	-

Payments received on shareholder receivables	-	-	-	-	-	-	-	-	1,580,000	-

Currency translation, net	-	-	-	-	-	-	(339,888)	-	-	12,565

Net Income for the year ended December 31, 2011	-	-	-	-	-	917,211	-	-	-	81,681

BALANCE, December 31, 2011	21,600,000	$21,600	-	-	$5,603,517	$5,284,583	$(596,011)	$(268,282)	$(3,328,183)	$26,195

Common shares issued for cash at $3.25 per share, net of offering cost of $927,428, March 2012	2,511,500	2,512	-	-	7,077,195	-	-	-	-	-

Payment received on shareholder receivables	-	-	-	-	-	-	-	-	3,434,891	-

Amortization of discount on Shareholder receivable									(65,718)

Stock based compensation expense recognized for the year ended December 31, 2012	-	-	-	-	-	-	-	120,498	-	-

Forfeiture of Stock Based Compensation					(22,307)			22,307
Currency translation, net	-	-	-	-	-	-	53,205	-	(40,990)	2,239
Net Loss for the year ended
December 31, 2012	-	-	-	-	-	(2,773,890)	-	-	-	-

BALANCE, December 31, 2012	24,111,500	$24,112	-	-	$12,658,405	$2,510,693	$(542,806)	$(125,477)	$-	$28,434

LiqTech International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,773,890)	$998,892
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,515,863	1,379,667
Compensation from stock options	120,494	123,984
Bad debt expense	1,078,365	208,275
Change in deferred tax asset / liability	(993,977)	177,658
Gain/Loss on sale of equipment	889	(411,436)
Loss on Long- term investments	102,612	57,684
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,405,123	(3,593,340)
(Increase) decrease in inventory	(1,161,098)	(1,094,902)
(Increase) decrease in prepaid expenses/deposits	134,980	(293,470)
Increase (decrease) in accounts payable	(737,729)	1,961,393
Increase (decrease) in accrued expenses	(352,000)	653,557
Increase (decrease) long term contracts	182,291	(162,814)

Total Adjustments	2,295,813	(993,744)

Net Cash Provided (Used) by Operating Activities	(478,077)	5,148

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,491,374)	(1,572,300)
Proceeds from sale/recovery of property and equipment	2,493	689,827
Purchase of Long-term investments	(254,270)	(64,167)

Net Cash Used by Investing Activities	(1,743,151)	(946,640)

Cash Flows from Financing Activities:
(Payments on) proceeds from notes payable	(609,396)	109,396
Net proceed (payments) on lines of credit	(1,259,936)	226,848
(Payments) on notes payable - related party	(3,055,150)	-
Payments on capital lease obligation	(208,725)	(202,719)
Net Proceeds from issuance of common stock and warrants	7,079,707	4,607,087
Repurchase of common stock	-	(4,577,999)
Payments on related party notes receivable	3,055,150	1,580,000

Net Cash Provided by Financing Activities	5,001,650	1,742,613

Gain (Loss) on Currency Translation	59,859	(327,323)

Net Increase (Decrease) in Cash and Cash Equivalents	2,840,281	473,798

Cash and Cash Equivalents at Beginning of Period	1,033,057	559,259

Cash and Cash Equivalents at End of Period	$3,873,338	$1,033,057

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31
	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,796	$203,682
Income Taxes	$0	$359,508

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2012

None

For the year ended December 31, 2011

The Company recorded a $280,039 capital contribution for the receipt of 400 shares of its subsidiary LiqTech International AS (former CoMeTas AS) with a non-controlling interest's value of $325,208.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”).  The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of liquid filters, diesel particulate air filters and kiln furniture in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a wholly-owned subsidiary of Parent formed in May 2011.

LiqTech A/S (“LiqTech AS“), a Danish corporation, incorporated on March 15, 1999, a 100% owned subsidiary of LiqTech USA, engages in the development, design, production, marketing and sale of ceramic diesel particulate filters and kiln furniture in Europe, Asia and South America. On August 23, 2012, LiqTech AS was merged into LiqTech International A/S, a Danish corporation (“LiqTech International AS”) and all activities from the two companies are hereafter combined in LiqTech International AS.

LiqTech International AS, a Danish corporation, incorporated on January 15, 2000 (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America. LiqTech Int. DK was a 75% owned subsidiary from March 2011 to August 24, 2011 and a 60% owned subsidiary prior to March 2011.

  LiqTech NA, Inc. (“LiqTech NA”) a 100% owned subsidiary of LiqTech International AS and LiqTech USA, incorporated in Delaware on July 1, 2005,  engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada. Prior to August 2011, LiqTech AS held a 90% interest in LiqTech NA.

LiqTech Asia (“LiqTech Asia”) a 60% owned subsidiary of LiqTech Int. DK, incorporated in South Korea on July 20, 2006, is currently a dormant subsidiary.

LiqTech Germany (“LiqTech Germany“) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area.

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

Functional Currency / Foreign currency translation — The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int DK and LiqTech AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar, the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years 2012 and 2011. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at December 31, 2012 and December 31, 2011.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Allowance for doubtful accounts at the beginning of the period	$389,032	$452,266
Bad debt expense	1,078,365	208,275
Amount of receivables written off	(248,895)	(257,610)
Effect of currency translation	24,998	(13,899)
Allowance for doubtful accounts at the end of the period	$1,243,500	$389,032

Inventory — Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Inventory consists of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Furnace parts and supplies	$986,278	$151,412
Raw materials	705,025	920,065
Work in process	1,502,144	867,988
Finished goods	990,935	1,054,118
Reserve for obsolescence	(72,567)	(13,000)
Net Inventory	$4,111,815	$2,980,583

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

Long-Term Investments — Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

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

The Company has received various grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications. Revenues from grants are recognized on the percentage-of-completion method, measured by the percentage of project costs incurred to date to estimated total project costs for each grant multiplied by the grant income on a project by project basis. This method is used because management considers costs incurred to be the best available measure of progress on contracts in process.

Project costs of the grants include  all  direct material and labor costs and those indirect costs related to project. Project costs are capitalized and accreted into cost of sales based on the percentage of the project completed. The Company has never recorded a loss on these projects, should a loss be estimated on an incomplete project it would be recorded in the period in which such a loss is determined. Changes  in  estimated profitability of a project are recognized in the period in which the revisions are determined. The aggregate of costs incurred and income recognized on incomplete projects are recorded as costs in excess of billings and are shown as a current asset. The aggregate of billings in excess of related costs incurred and income recognized on projects is shown as a current liability.

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Advertising Cost — Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $78,030 and $47,645, for the year ended December 31, 2012 and 2011, respectively.

Research and Development Cost — The Company expenses for research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2012 and 2011 were $742,009, and $502,413, respectively, of research and development costs.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Earnings / (Loss) Per Share — The Company calculates earnings per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options — The Companies have granted stock options to certain key employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $120,494 and $123,984 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the years ended December 31, 2012 and 2011, respectively.

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

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity — except investments by, and distributions to, owners — be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We adopted the new standards effective January 1, 2012 and resulted only in changes to presentation of our financial statements.

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

 Reclassification - The financial statements for the period ended December 31, 2011 have been reclassified to conform to the headings and classifications used in the December 31, 2012 financial statements.

NOTE 2 — RELATED PARTY TRANSACTIONS

Notes Receivable from Related Parties -- At December 31, 2010, LiqTech NA had a note receivable of $80,000 from an officer of the Company bearing interest at 4%. The note was secured by the officer’s stock in the Company and was due on demand. The note was paid in full as of December 31, 2011. Interest income of $1,600 and $3,200 was recorded and received for the year ended December 31, 2011 and 2010, respectively.

Notes Receivable From Related Parties -- During June 2012, the Company collected a 19,500,000 DKK note receivable from a shareholder of the Company resulting from the purchase of common shares and was previously classified as equity in the accompanying financial statements. The note was discounted as the note did not accrue interest. During the years ended December 31, 2012 and 2011 the Company recorded interest income of $65,178 and $54,882, respectfully, as a result of amortization of the discount.

Notes Payable From a Related Party -- During June, 2012, the Company paid a 19,500,000 DKK note payable to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted as the note did not accrue interest. During the years ended December 31, 2012 and 2011, the Company recorded interest expense of $65,178 and $54,882, respectfully, as a result of amortization of the discount.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and December 31, 2011:

	Useful Life			2012	2011
Production equipment	3	-	10	$11,098,980	$10,025,051
Lab equipment	3	-	10	355,096	349,750
Computer equipment	3	-	5	282,612	236,155
Vehicles		3		47,283	10,565
Furniture and fixture		5		64,038	47,898
Leasehold improvements		10		1,009,035	443,448
				12,857,044	11,112,867
Less Accumulated Depreciation				(6,207,227)	(4,465,650)
Net Property and Equipment				$6,649,817	$6,647,217

Depreciation expense amounted to $1,505,435 and $1,332,280, for the year ended December 31, 2012 and 2011, respectively. The Company’s property and equipment is held as collateral on the lines of credit.

NOTE 4 - INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2012	Level 1	Level 2	Level 3

Investments	-	-	158,141

Total	-	-	158,141

As of December 31, 2011	Level 1	Level 2	Level 3

Investments	-	-	6,483

Total	-	-	6,483

At December 31, 2012 our total investment of $158,141 consisted of an investment of $6,557 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $151,584 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

At December 31, 2011 our investment of $6,483 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 5 — DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2012 and December 31, 2011, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products of $29,150 and $34,167, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the years ended December 31, 2012 and 2011 was $5,017 and $47,387, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2013	$5,539
2014	5,539
2015	5,539
2016	5,539
2017	3,363
Thereafter	3,631
$29,150

NOTE 6 — LINES OF CREDIT

LiqTech Denmark International has a DKK 6,000,000 (approximately $1,060,239 and $1,044,277 at December 31, 2012 and 2011, respectively) standby line of credit with Sydbank A/S. Outstanding borrowings are due on demand. Interest is calculated based on CIBOR plus a margin of 3 percentage points and is payable quarterly. As of December 31, 2012, the interest on this line of credit was at 3.81%. This line of credit is guaranteed by LiqTech Delaware. This line of credit is also secured by certain of our receivables, inventory and equipment. There was $0 and $882,081 outstanding as of December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, there was $1,060,239 available under this credit line.

LiqTech Denmark International has a DKK 3,000,000 (approximately $530,120 and $522,139 at December 31, 2012 and 2011, respectively) standby line of credit with Sydbank A/S, subject to certain borrowing base limitations. Outstanding borrowing is due on demand. Interest is calculated based on CIBOR plus a margin of 3 percentage points and is payable quarterly. As of December 31, 2012, the interest on this line of credit was at 3.81%. This line of credit is guaranteed by LiqTech Delaware. This line of credit is also secured by certain of our receivables, inventory and equipment. There was $0 and $377,933 outstanding as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, there was $530,120 available under this credit line.

In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called but, if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

NOTE 7 — NOTES PAYABLE

In September 2011 LiqTech AS entered into a note payable agreement with a financial institution, whereby LiqTech AS borrowed $475,000.  The note payable was paid off in March 2012.

NOTE 8 — LEASES

Operating Leases — The Company leases office and production facilities under operating lease agreements expiring in August, 2018, February 2017, December 2016 and January 2014. In some of these lease agreements the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Year ending December 31,	Lease Payments
2013	$658,550
2014	699,439
2015	717,478
2016	736,001
2017	493,920
Thereafter	300,994
Total Minimum Lease Payments	$3,606,382

Lease expense charged to operations was $761,831 and $565,412, for the year ended December 31, 2012, and 2011.

Capital Leases — The Company leases equipment on various variable rate capital leases currently calling for monthly payments of  approximately $2,076, $2,914, $11,614 and $4,501 expiring April 2017. At December 31, 2012 and 2011, the Company had recorded equipment on capital lease at $1,570,337 and $1,546,696, respectively, with related accumulated depreciation of $653,529 and $430,070, respectively.

During the years ended December 31, 2012 and 2011, depreciation expense for equipment on capital lease amounted to $211,879, and $153,762, respectively, and has been included in depreciation expense. During the years ended December 31, 2012 and 2011, interest expense on a capital lease obligation amounted to $64,211 and $49,405, respectively. In August 2011, the Company entered into a new capital lease to purchase and install an additional furnace for $412,561 to increase production capacity

Future minimum capital lease payments are as follows for the periods ended December 31:

Year ending December 31,	Lease Payments
2013	$253,268
2014	248,623
2015	216,883
2016	209,951
2017	134,811
Thereafter	0
Total minimum lease payments	1,063,536
Less amount representing interest	(130,466)
Present value of minimum lease payments	933,070
Less Current Portion	(203,503)
$729,567

NOTE 9 — AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan — LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2012 and 2011, matching contributions were expensed and totaled $21,531 and $20,879, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2012 and 2011:

	2012	2011
Vacation Accrual	$4,093	$13,234
Allowance for doubtful accounts	243,314	-
Reserve for obsolete inventory	19,925	4,552
Net current tax assets	$267,332	$17,786

Business tax credit carryover	25,379	-
Net operating loss carryover	856,517	130,118
Excess of book over tax depreciation	(805,949)	(798,602)
Net deferred tax assets (liability)	$75,947	$(668,484)

In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties.  The guidance provides a two-step approach to recognize and disclose any income tax uncertainties.  The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain.  The first step is to determine whether the tax position meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

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

As of December 31, 2012 the Company had net operating loss carryovers of approximately $1,600,000 for U.S. Federal purposes expiring through 2032; $258,471 for Danish tax purposes which do not expire; $43,000 for German tax purposes which do not expire and $42,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows at December 31, 2012 and 2011:

	2012	2011
Computed tax at expected statutory rate	$(1,470,216)	$444,553
State and local income taxes, net of federal benefits	(13,925)	6,945
Non-deductible expenses	64,645	26,269
Non-US income taxed at different rates	202,029	(87,033)
Manufacture and other tax credits	-	(30,974)
Other items	51,939	(252)
Income tax expense (benefit)	$(1,165,528)	$359,508

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Current income tax expense (benefit)
Danish	$-	$25,665
Federal	(160,920)	145,662
State	(25,983)	10,523
Current tax expense (benefit)	$(186,903)	$181,850

Deferred tax expense (benefit) arising from:	2012	2011
Excess of tax over financial accounting depreciation	$5,906	$8,749
Deferred rent	-	2,506
Business tax credit carryover	(25,379)	2,528
Net operating loss carryover	(709,603)	177,109
Allowance for doubtful accounts	(243,314)	-
Accrued Vacation	9,141	(13,234)
Reserve for obsolete inventory	(15,373)	-
Current tax expense (benefit)	$(978,622)	$177,658

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal, Minnesota state income tax returns, and LiqTech AS and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2007 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 11 — ACQUISITIONS

On August 24, 2011, pursuant to the Merger Agreement, BMD Sub was merged with and into LiqTech USA and as a result of the Merger, LiqTech USA became a wholly owned subsidiary of Parent. Prior to the Merger there were 4,155,250 shares of the common stock, par value $0.001 per share of Parent outstanding, pursuant to the Merger each of the 17,444.75 outstanding shares of the common stock of LiqTech USA was exchanged for 1,000 shares of Parent common stock, for a total of 17,444,750 shares resulting in 21,600,000 shares of Parent common stock being outstanding immediately following the Merger and warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at an exercise price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of Parent common stock at an exercise price of $1.50 per share.

In connection with the Merger, shareholders of Parent contributed and cancelled 89,960,000 common shares of the Parent thereby reducing the common share outstanding to 4,155,250. Prior to the Merger, LiqTech USA completed a private placement offering of 63 Units at $100,000 per Unit (the “Offering”), each such Unit consisting of 40 shares of LiqTech USA common stock (2,520,000 common shares of Parent after giving effect to the 1,000 for 1 share conversion into Parent upon the closing of the Merger) and a LiqTech USA Warrant for 20 shares of LiqTech USA common stock (1,260,000 warrants to purchase common shares of Parent after giving effect to the 1,000 for 1 share conversion into Parent upon closing of the Merger), for gross proceeds of $4,800,000 in cash and a promissory note for $1,500,000 payable on September 7, 2011. Prior to the Offering, LiqTech USA issued 2,946.417 common shares (2,949,417 common shares of Parent after giving effect to the 1,000 for 1 shares conversion into Parent upon the closing of the Merger) and warrants to purchase 1,440 common shares at an exercise price of $1,500 per share (warrants to purchase 1,440,000 common shares of Parent at an exercise price of $1.50 per share after giving effect to the 1,000 for 1 share conversion into Parent upon closing of the Merger) for gross proceeds of $50,000 in cash and 19,500,000 DKK notes payable ($3,765,351 based upon the currency exchange rate of $1.00 = 5.1788 DKK as August 22, 2011). The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012. In connection with the Merger, LiqTech, USA acquired all of the outstanding equity interests in LiqTech AS and all of the outstanding equity interests in LiqTech Int. DK and LiqTech NA not owned by LiqTech AS, directly from the holders of such equity interests. In exchange for such equity interests LiqTech USA paid the holders, in the aggregate of $4,577,999, promissory notes in the aggregate principal amount of 19,500,000 DKK ($3,765,351 based upon the currency exchange rate of $1.00 = 5.1788 DKK as August 22, 2011) and 9,308.333 common shares of LiqTech USA (9,308,333 common shares of Parent after giving effect to the 1,000 for 1 shares conversion into Parent upon closing of the Merger).

NOTE 12 — EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2012 and 2011:

	For the Year Ended December 31
	2012	2011
Net Income (Loss) attributable to LiqTech International Inc.	$(2,773,890)	917,211
Weighted average number of common shares used in basic earnings per share	23,644,883	14,165,217
Effect of dilutive securities, stock options and warrants	-	1,931,756
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	23,644,883	16,096,973

For the year ended December 31, 2012, Parent had 1,964,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 6,625,575  warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the year ended December 31, 2011, the Company included all outstanding common stock equivalents in the calculation of weighted average common shares and potential dilutive common shares outstanding.

The weighted average common shares outstanding used in the calculation of earning per shares for the year ended December 31, 2011, reflects the 9,308,333 issued to the former shareholders of LiqTech AS in connection with the reverse acquisition.

NOTE 13 — STOCKHOLDERS’ EQUITY

Common Stock — Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2012 and 2011, respectively, there were 24,111,500 and 21,600,000 common shares issued and outstanding.

On March 2, 2012, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 2,511,500 shares of common stock at a per share price of $3.25 and generated net proceeds of approximately $7.1 million, net of offering cost of $1,082,668.

On April 19, 2011, the Company received 400 common shares, with a non-controlled interest value of $325,208 (15% of the outstanding common shares) of LiqTech Int. DK upon the departure of the Chief Executive Officer and recorded a capital contribution of $280,039.

  Voting

Holders of Parent common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

  Dividends

Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of Parent common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

  Liquidation Rights

In the event of any liquidation, dissolution or winding-up of affairs of Parent, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of Parent common stock will be entitled to share ratably in the distribution of any of our remaining assets.

  Other Matters

Holders of Parent common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

Preferred Stock

Our Board of Directors has the authority to issue Parent preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of Parent preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Common Stock Purchase Warrants

We have outstanding warrants to purchase 6,625,575 shares of Parent common stock. 6,500,000 warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016 and 125,575 warrants are exercisable for cash at a price of $4.0625 per share of Parent common stock and will expire on March 7, 2017. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. While the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At December 31, 2012, 1,964,130 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

	LiqTech International, Inc.
Expected term (in years)	3.0	-	3.5
Volatility	0.07%	-	52.69%
Risk free interest rate		2.33%
Dividend yield		0%

The Company recognized employee stock based compensation expense of $120,494 and $123,984 for the year end December 31, 2012 and 2011, respectively. At December 31, 2012 the Company had approximately $125,477 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2013.

A summary of the status of the options outstanding at December 31, 2012 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	$1.50		452,500	2.15	$1.50	301,667	$1.50
$3.00	-	$3.60	1,511,630	2.15	$3.05	841,376	$3.05
$1.50	-	$3.60	1,964,130	2.15	$2.70	1,143,043	$2.70

A summary of the status of the options at December 31, 2012, and changes during the year is presented below:

	December 31, 2012
	Shares	Weighted Average Exercise Price	Average Remaining Life	Intrinsic Value
Outstanding at beginning of period	2,060,000	$2.69	3.15	$2,341,400
Granted	214,130	3.28	2.15	-
Exercised	-	-	-	-
Forfeited	(310,000)	2.81	-	-
Expired	-	-	-	-

Outstanding at end of period	1,964,130	$2.70	2.15	$-
Vested and expected to vest	1,964,130	$2.70	2.15	$-
Exercisable at end of period	1,143,043	$2.70	2.15	$-

At December 31, 2012 the Company had 821,087 non-vested options with a weighted average exercise price of $2.70 and with a weighted average grant date fair value of $0.18, resulting in unrecognized compensation expense of $125,477, which is expected to be expensed over a weighted-average period of 1 year.

The total intrinsic value of options exercised during the year ended December 31, 2012 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2012 (for outstanding options), less the applicable exercise price.

NOTE 14 — SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2012, our four largest customers accounted for approximately 13%, 12%, 10% and 7%, respectively, of our net sales (approximately 42% in total). For the year ended December 31, 2011, our four largest customers accounted for approximately 11%, 10%, 10% and 8%, respectively, of our net sales (approximately 39% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2012 and 2011:

	For the Year Ended December 31
	2012	2011
United States and Canada	$5,993,355	$6,640,642
South America	442,996	17,949
Asia	1,490,017	1,292,143
Europe	8,995,470	13,241,443
	$16,921,838	$21,192,177

The Company’s sales by product line are as follows for the year ended December 31, 2012 and 2011:

	For the Year Ended December 31
	2012	2011
Ceramic diesel particulate	$12,181,744	$17,211,557
Liquid filters	4,192,063	3,708,624
Kiln furniture	548,031	271,996
	$16,921,838	$21,192,177

NOTE 15 — INSURANCE CLAIMS

On July 19, 2011, the building housing LiqTech Int. DK’s corporate office and production facility suffered damages resulting from a fire in the roof structure and portions of the corporate offices. The production facility suffered structural and water damages making the facility unsafe for future use. The Company located a new facility and moved their operations and usable equipment. The Company filed claims under two insurance policies on LiqTech Int. DK, a DKK 15,500,000 (approximately $2,750,000 USD) policy for casualty losses and a DKK 10,000,000 (approximately $1,800,000) policy for business interruptions.

The business interruption policy covered a period of twelve months from the date of the fire. The Company settled with the insurance company and received DKK 5,408,000 (approximately $1,000,000) under the business interruption policy. The Company recorded the proceeds from the policy ratably over twelve month period covered. For the years ended December 31, 2012 and 2011, the Company recorded DKK 3,201,806 and DKK 3,201,806 (approximately $600,000 and $600,000) as an increase in sales, DKK 497,806 and DKK 497,806 (approximately $100,000 and $100,000) as an increase in costs of goods sold.

The Company received DKK 5,584,015 (approximately $1,040,000) under the casualty loss policy and has written off production equipment and leasehold improvements with a net book value of DKK 1,519,532 (approximately $285,000) resulting in a DKK 2,284,112 (approximately $425,000) gain from the loss. The proceeds from the policy were used to replace the equipment and leasehold improvements in the new facility.

The remaining DKK 1,780,371 (approximately $330,000) received was for the recovery of expenses as a consequent of the fire.

 Included in other receivables as of December 31, 2011, is DKK 4,205,604, (approximately $730,000) which was collected in 2012 and DKK 2,704,000 (approximately $470,000) in accrued liability, which was ratably recorded to income through July 2012.

NOTE 16 — SUBSEQUENT EVENT

The Company’s management reviewed material events through March 25, 2013

On February 26, 2013 we appointed Mr. Mark Vernon, Group Chief Executive Officer of Spirax-Sarco Engineering plc (London Stock Exchange: SPX) to our Board of Directors. Mr. Vernon has enjoyed a long career in the industrial engineering industry, with broad experience in strategic planning, operations management, marketing, sales and new product development. He has travelled extensively, visiting over 65 countries worldwide, and has established businesses and manufacturing operations in many emerging markets. Since April 2008, Mr. Vernon has served as Group Chief Executive Officer of Spirax-Sarco a multi-national industrial engineering company headquartered in the UK, comprising more than 50 operating companies located in 35 countries around the world with revenues exceeding $1 billion. Mr. Vernon joined Spirax-Sarco in 2003 as President of the Group's USA operating company before being appointed to their Board of Directors in 2006 with responsibility for business operations in North and South America. Mr. Vernon also currently serves as a Director of Senior plc, a $1.2 billion UK-based aerospace and industrial engineering business.

On January 21, 2013, we received notice that a customer who accounted for 12.4 % and 6.4% of total sales for the year ended December 31, 2012 and 2011, had the courts appoint a receiver.  The Company has established an allowance of $700,000 against the receivables due from this customer.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Blue Moose historically retained Pritchett, Siler & Hardy, P.C. (“PSH”) as its principal accountant. In connection with the closing of the Merger, we terminated PSH and retained Gregory & Associates, LLC as our principal accountant. Our Board of Directors approved the change, effective August 24, 2011.

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

We have authorized PSH to respond fully to the inquiries of Gregory & Associates, LLC concerning any matters discussed above. We have provided PSH with a copy of the above statements. We have requested that PSH furnish us with a letter addressed to the SEC stating whether PSH agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter from PSH is incorporated by reference as Exhibit 16 hereto.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, both of our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Commission which require the Company to provide only management’s report in this report.

Item 9B.  Other Information

Effective September 30, 2012, Michael Sonneland resigned from the Company's Board of Directors for personal reasons. Mr. Sonneland remains a shareholder of the Company owning 519,239 shares.

 On October 31, 2012, the Company entered into a Bonus and Services Agreement with Aldo Petersen, the Chairman of our Board of Directors, pursuant to which the Company awarded Mr. Petersen DKK 400,000 (approximately $68,846) in consideration for investor relations  and other services previously provided to the Company, and pursuant to which the Company shall compensate Mr. Petersen DKK 50,000 (approximately $8,606) on a monthly basis for on-going investor relations and other services which are mutually agreeable by both parties for a period of one (1) year unless otherwise agreed to in writing by the parties. A copy of the Bonus and Services Agreement is incorporated by reference herewith as Exhibit 10.19.

Effective February 26, 2013, the Board of Directors of Parent appointed Mark Vernon to serve as a member of the Board until his successor is duly elected, qualified and seated or until his earlier resignation or removal. Mr. Vernon will receive $20,000 per annum as compensation for his service on the Board. Mr. Vernon’s participation in any other compensation plans or arrangements has not been definitively determined as of the filing date of this annual report. Mr. Vernon replaces Jens Kampmann as a member of the Board. Mr. Kampmann amicably resigned from the Board effective February 26, 2013.

  On March 25, 2013, we entered into an amendment Agreement to Mr. Andreassen's employment agreement pursuant to which, effective March 31, 2013, Mr. Andreassen shall no longer serve as chief executive officer of LiqTech International, Inc., however he will instead serve as chief operating officer of LiqTech Denmark International.  Mr. Andreassen's compensation shall remain the same however we may terminate Mr. Andreassen by giving him 30 days prior written notice, and in such case we shall pay him 12 months salary (including pension and vacation) in a lump sum at the termination date.  Mr. Andreassen may terminate upon not less than 3 months prior written notice to us, and in such case we shall pay him salary (including pension and vacation) for one year.  The amendment is provided herewith this annual report as Exhibit 10.20.

Item 10.   Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors, senior executive officers and other key employees.

Name	Age	Titles
Aldo Petersen	51	Chairman of the Board
Lasse Andreassen	60	Chief Executive Officer (Principal Executive Officer) and Director
Soren Degn	43	Chief Financial Officer (Principal Financial and Accounting Officer)
Paul Burgon	42	Director
John F. Nemelka	47	Director
Mark Vernon	60	Director

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

Soren Degn.  Mr. Degn has served as CFO of LiqTech International, Inc. since August 2011. From 2008 until 2011, he was the CFO of Guava, a publicly listed internet advertising company. From 2007 to 2008, Mr. Degn served as CFO of Advance Renewable Energy Ltd. From 2001 to 2006, he was the CFO of EuroTrust (a NASDAQ/AIM listed Company, formerly known as Telepartner). From 1996 to 2001, he was the financial controller at Kampsax (a consulting company). From 1989 to 1996, he worked at KPMG in Denmark. Mr. Degn has a B.A. degree in Business Administration and an M.B.A. from Copenhagen Business School.

Paul Burgon.  Mr. Burgon has been a director of LiqTech International, Inc. since September 5, 2011. Mr. Burgon is currently the Vice President of Business Development for Steel Partners, LLC. From 2010 to 2012, Mr. Burgon was the interim Chief Financial Officer of SWK Holdings Corporation (OTCBB: SWKH) and was the Principal and CFO of NightWatch Capital Advisors, LLC from 2005 to 2012. Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation (NYSE: DHR) from 1998 to 2005, where he completed approximately 50 transactions with a value of almost $2 billion. Mr. Burgon led corporate development at Fluke Corporation from 1997 to 1998 and worked at Coopers and Lybrand’s Acquisition Advisory Group from 1994 to 1997. Mr. Burgon holds a B.S.B.A. degree (cum laude) in Finance and International Business and an International Executive M.B.A. degree from the McDonough School of Business at Georgetown University.

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

Mark Vernon.   Mr. Vernon has served as a Director of LiqTech International, Inc. since February 26, 2013.  Mr. Vernon is Chief Executive Officer, Executive Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX), a multi-national industrial engineering company headquartered in the UK comprising more than 50 operating companies located in 35 countries around the world with revenues exceeding $1 billion. and has served in such capacity since April 2008. He joined Spirax-Sarco in 2003 as President of that company’s steam business in the USA. Mr Vernon was appointed to the Board of Spirax-Sarco in 2006, with director responsibilities for operations in North and South America. He became Chief Operating Officer in 2007 and served in that position until his appointment as Chief Executive Officer in April 2008. In May 2011, Mr Vernon joined the Board as a Non-Executive Direcotr of Senior plc, a $1.2 billion UK-based aerospace and industrial engineering business. Mr Vernon has had a long career in the industrial engineering industry, serving previously as Group Vice-president of Flowserve’s Flow Control Business Unit, Group Vice-president of Durco International and President of Valtek International, a global controls business.

Director Expertise

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

Mr. Petersen’s knowledge regarding our history and operations provides a critical link between management and the Board, enabling the Board to provide its oversight function with the benefit of management’s perspective of the business.

Mr. Vernon’s extensive global experience in the industrial engineering industry, particularly in North and South America, provides the Board with valuable insight in the markets the Company serves, as well as proven management and Board expertise.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Independence

Our Board of Directors has determined that Messrs. Burgon, Nemelka and Vernon are independent as that term is defined in the listing standards of the NYSE Amex. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other directors, Messrs. Andreassen and Petersen, are not considered independent under these rules because Mr. Andreassen serves as an executive officer and Mr. Petersen has influence as a significant stockholder. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an audit committee, a compensation committee, and a governance committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance Committee
Paul Paul Burgon*	John F. Nemelka*	Aldo Petersen*
John F. Nemelka	Paul Burgon	John F. Nemelka

* Chairman of the committee

Audit Committee

Our audit committee consists of Paul Burgon (Chair) and John Nemelka each of whom is an independent director as defined in the NYSE Amex rules and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Burgon is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is able to read and understand fundamental financial statements. We have implemented a written charter for our audit committee that provides that our audit committee is responsible for:

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

During the fiscal year ended December 31, 2012, the Audit Committee met four times.

Compensation Committee

Our compensation committee consists of John F. Nemelka (Chair) and Paul Burgon, each of whom is an independent director as defined in the NYSE Amex rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our compensation committee that provides that our compensation committee is responsible for:

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

During the fiscal year ended December 31, 2012, the Compensation Committee met two times.

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

During the fiscal year ended December 31, 2012, the Governance Committee met 4 times.

Legal Proceedings Involving Officers and Directors

To the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

 We adopted a code of conduct and ethics on January 1, 2012.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed, except that Mr. Vernon has not filed a Form 3 upon his appointment as a Director of Parent.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2012 and 2011 earned by or paid to our chief executive officer and our most highly compensated executive officer in 2012 whose total compensation exceeded $100,000 (the “named executive officers”). Although Soren Degn, our Chief Financial Officer, is included in the disclosure below, he was not a named executive officer in fiscal year 2011 because he received less than $100,000 in total compensation during 2011. Furthermore, Jens Kjær, the former CEO of Cometas A/S (now known as LiqTech Denmark International), is not a named executive officer for 2011 because he was not an executive officer at the end of fiscal year 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other	Total ($)
Lasse Andreassen,	2012	$212,048	—	—	$118,167	—	—	$21,205 (4)	$351,420
Chief Executive Officer (3)	2011	$104,428	—	—	$3,139	—	—	$7,832 (4)	$115,399
	2010	147,438	—	—	—	—	—	—	147,438

Donald S. Debelak,	2012	163,505	—	—	70,900	—	—	—	234,405
Former Head of U.S. Operations (6)	2011	162,000	—	—	2,485	—	—	—	164,485
	2010	162,000	—	—	—	—	—	—	162,000

Soren Degn,	2012	180,241	—	—	70,900	—	—	18,024 (4)	269,165
Chief Financial Officer (5)	2011	64,397	—	—	2,616	—	—	—	67,013
	2010	—	—	—	—	—	—	—	—

(1)
Total salaries for Mr. Andreassen for 2010 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6133, as of December 31, 2010. Total salaries for Messrs. Andreassen and Degn for 2011 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.7456, as of December 31, 2011. Total salaries for Messrs. Andreassen and Degn for 2012 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6591, as of December 31, 2012.  We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2010, December 31, 2011 or December 31, 2012, or at any other rate.

(2)
These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2012, computed in accordance with FASB ASC Topic 718. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options. On March, 2012, Messrs. Andreassen, Debelak and Degn were granted stock options to purchase 118,167, 70,900 and 70,900 shares of common stock, respectively, at $3.28 per share. The vesting schedule of such options is as follows: one-third of the options vested immediately, one third of such options vest on March 23, 2013 and one third of such options vest on March 23, 2014. All of these options will expire on March 22, 2015.

(3)
For the years ended December 31, 2011 and 2010, Mr. Andreassen was entitled to an annual base salary of approximately $182,749 and $178,000, respectively. From January 2011 until October 2011, Mr. Andreassen was entitled to an annual base salary of DKK 1,000,000. From October 2011 until December 2011, Mr. Andreassen was entitled to an annual base salary of DKK 1,200,000.

(4)
Pursuant to Mr. Andreassen’s employment agreement, Mr. Andreassen received $21,205 and 7,832 of contributions from the Company to his individual retirement account in 2012 and 2011, respectively. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $18,024 of contributions from the Company to his individual retirement account in 2012.

(5)
Mr. Degn became our chief financial officer in August 2011. Pursuant to his employment agreement, Mr. Degn is entitled to an annual base salary of approximately $180,241. Mr. Degn was not an executive officer of the Company in fiscal year 2010.

(6) Mr. Debelak resigned from his position in July 2012.

Employment Arrangements

During the year ended December 31, 2012, we had employment agreements with Messrs. Andreassen, Debelak and Degn.

Mr. Andreassen’s previous employment agreement was terminated in October 2011. Under that agreement, Mr. Andreassen’s annual compensation included an annual base salary of approximately DKK 1,000,000 (or approximately $176,706 based on the currency exchange rate of $1.00 = DKK 5.6591 as of December 31, 2012) plus an annual bonus in an amount equal to 10% of our annual net profit. In addition, upon termination of his employment (i) by us for any reason, other than for Cause, be was entitled to a severance payment equal to 24 months of his salary; and (ii) by him voluntarily, he was required to provide us with 12 months prior notice.

Effective upon the closing of the Merger, we entered into a new employment agreement with Lasse Andreassen for his continued employment as our chief executive officer. Under the agreement, Mr. Andreassen will (i) through January 2013, earn a base annual salary of approximately DKK 1,200,000 (or approximately $212,048 based on the currency exchange rate of $1 = DKK 5.5691 as of December 31, 2012); (ii) be entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.25 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) be entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) be entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, be entitled to a severance payment equal to 36 months of his salary; and (vi) provide us with 24 months prior notice upon his voluntary termination of employment.

On March 25, 2013, we entered into an amendment Agreement to Mr. Andreassen's employment agreement pursuant to which, effective March 31, 2013, Mr. Andreassen shall no longer serve as chief executive officer of LiqTech International, Inc., however he will instead serve as chief operating officer of LiqTech Denmark International.  Mr. Andreassen's compensation shall remain the same however we may terminate Mr. Andreassen by giving him 30 days prior written notice, and in such case we shall pay him 12 months salary (including pension and vacation) in a lump sum at the termination date.  Mr. Andreassen may terminate upon not less than 3 months prior written notice to us, and in such case we shall pay him salary (including pension and vacation) for one year.  The amendment is provided herewith this annual report as Exhibit 10.20.

The employment agreement with Mr. Debelak was entered into on, and became effective as of, November 16, 2005. Mr. Debelak’s employment agreement was amended on December 15, 2011, effective as of November 16, 2011. The term of the employment agreement was through November 1, 2014 due to the exercise of an extension option. Mr. Debelak’s annual compensation included an annual base salary of $162,000, and he was entitled to receive annually a number of options equal to 0.15 multiplied by our EBIT, divided by our average share price during the ten (10) days prior to the publication of our financial results. One-third of the options vested immediately, one-third of such options were exercisable after 12 months of the grant and one-third of such options were exercisable after 24 months of the grant. He was also entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance.

We had the right to terminate Mr. Debelak’s employment as a result of a “Permanent Disability,” “for Cause,” or “without Cause,” as defined in his employment agreement. Mr. Debelak could also have been terminated without Cause only upon 12 months’ prior written notice by us, and he was obligated to provide at least 6 months advance notice prior to resigning from his position. In the event that Mr. Debelak was terminated without Cause, Mr. Debelak was entitled to his annual compensation and continuation of his health insurance coverage for a period of 12 weeks after the termination date in return for a Release of Claims. In addition, Mr. Debelak had agreed not to solicit our customers or compete with us for a period of two (2) years from the date of his termination.

  On July 19, 2012, we accepted Mr. Debelak’s resignation from his position.  Effective February 20, 2013, the parties terminated the employment agreement, with all rights and obligations of both parties terminating as of February 20, 2013 with the exception of certain restrictive covenants and all post-termination obligations of Mr. Debelak set  forth in the employment agreement.  In connection with the termination, Mr. Debelak was paid $13,500 representing an amount equal to one month’s salary under the employment agreement,  the parties executed mutual releases and stipulated that the stock option agreements dated August 24, 2011 (for 142,000 shares), August 24, 2011 (for 42,500 shares) and March 23, 2012 (for 58,399 shares) shall remain in effect until the termination dates set forth in those stock option agreements.

Effective upon the closing of the Merger, we entered into an employment agreement with Soren Degn for his employment as our Finance Director/CFO. Under the agreement, Mr. Degn will (i) through January 2013, earn a base annual salary of approximately DKK 1,020,000 (or approximately $180,241 based on the currency exchange rate of $1 = DKK 5.6591 as of December 31, 2012); (ii) be entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.15 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) be entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) be entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, be entitled to a severance payment equal to 24 months of his salary; and (vi) provide us with 12 months prior notice upon his voluntary termination of employment.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (1)	Number of Securities Underlying Unexercised Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Lasse Andreassen	180,000	—	60,000		$3.00	02/28/15	—	—	—	—
	60,000	—	20,000		$1.50	02/28/15	—	—	—	—
	97,332	—	64,888		$3,28	02/22/15	—	—	—	—

Soren Degn	150,000	—	50,000		$3.00	02/28/15	—	—	—	—
	50,000 58,399	—	16,667 38,933	$ $	1.50 3,28	02/28/15 02/22/15	—	—	—	—

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

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2012. Except as set forth in the table, during 2011, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
John Nemelka	$10,000	—	$—	—	—	—	$10,000
Michael Sonneland	5,000	—	—	—	—	—	5,000
Paul Burgon	20,000	—	—	—	—	—	20,000
Mark Vernon	—		—		—	—	—
Jens Kampmann	2,500	—	—	—	—	—	2,500

(1)	Our independent directors are entitled to cash compensation of $10,000 per year and the chairman of our audit committee is entitled to $20,000 per year.
(2)
These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2012, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2013, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our chief financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Lasse Andreassen(4)	2,634,221	10.8%
Donald S. Debelak(5)	565,599	2.3%
Soren Degn(6)	490,266	2.0%
Aldo Petersen(7)	5,713,541	21.9%
Paul Burgon(8)	32,503	*
John F. Nemelka(9)	115,333	*
Mark Vernon	0	*
All executive officers and directors as a group (7 persons)(10)	9,551,464	35.9%
5% Shareholders:
LaksyaVentures, Inc.(11)	3,199,792	13.3%
David Nemelka(12)	2,480,617	10.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)
Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 19, 2013. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 24,111,500 shares issued and outstanding as of March 19, 2013.

(4)
Shares are owned by El Salto ApS, a Danish entity. The voting and disposition of the shares owned by El Salto is controlled by Mr. Andreassen. Includes the vested portion of 337,332 stock options, of which 60,000 stock options have an exercise price of $1.50 per share and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, 180,000 stock options have an exercise price of $3.00 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013 and  97,332 stock options have an exercise price of $3.28 and vest in three equal annual installments on March 23, 2012, March 23, 2013 and March 23, 2014.

(5)
Includes the vested portion of 190,000 stock options, of which 47,500 stock options have an exercise price of $1.50 per share and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, and 142,500 stock options have an exercise price of $3.00 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013 and  58,399 stock options have an exercise price of $3.28 and vest in three equal annual installments on March 23, 2012, March 23, 2013 and March 23, 2014. Mr. Debelak resigned from his position on July 19, 2012.

(6)
Includes 205,000 shares and 113,000 shares owned by LD Consulting ApS (former SHD Invest ApS) and LHD Invest ApS, respectively, each of which is a Danish entity. The voting and disposition of the shares owned by LD Consulting ApS and LHD Invest ApS are controlled by Mr. Degn. Also includes the vested portion of 258,399 stock options. 50,000 stock options have an exercise price of $1.50 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, 150,000 stock options have an exercise price of $3.00 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013 and  58,399 stock options have an exercise price of $3.28 and vest in three equal annual installments on March 23, 2012, March 23, 2013 and March 23, 2014.

(7)
Includes (i) 5,713,541 shares owned by APE Invest A/S, a Danish entity controlled by Mr. Petersen, of which 1,900,000 shares underlie a 5-year warrant immediately exercisable at an exercise price of $1.50 per share.

(8)	Includes the vested portion of 20,000 stock options at an exercise price of $3.60. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

(9)	Includes the vested portion of 20,000 stock options at an exercise price of $3.60. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

(10)	Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share.

(11)
Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share. The voting and disposition of the shares owned by Laksya Ventures is controlled by Neil Persh.

(12)	Includes five-year warrants immediately exercisable for an aggregate of 960,000 shares at an exercise price of $1.50 per share.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company had a DKK 19,500,000 (approximately $3,765,351) note receivable, net of a discount of $65,718 as of December 31, 2011, from David Nemelka, a significant shareholder and a relative of one of our directors, resulting from the purchase of common shares and classified as equity in the accompanying financial statements. The note was discounted $120,600 as the note does not accrue interest and was payable on June 30, 2012. During the year ended December 31, 2012 the Company recorded interest income of $65,178 as a result of amortization of the discount. The note receivable was paid in June, 2012.

We recorded a $1,500,000 note receivable from the sale of common shares with $52,912 remaining outstanding as of September 30, 2011. The $52,912 was collected in October 2011.

As of December 31, 2011, the Company had a DKK 19,500,000 (approximately $3,765,351) note payable, net of a discount of $65,718, to current and former stockholders of LiqTech Denmark in connection with LiqTech Denmark's reverse acquisition of LiqTech USA, concurrently with the Merger.  The note was discounted $120,600 as the note does not accrue interest and is payable on June 30, 2012.  During the year ended December 31, 2012, our recorded interest expense was $65,178 as a result of amortization of the discount. El Salto ApS, controlled by Lasse Andreassen, had a receivable of DKK 13,000,000 ($2,262,601), APE Invest ApS, controlled by Aldo Petersen, had a receivable of DKK 1,900,000 ($330,688), LaksyaVentures, Inc., controlled by Neil Persh, had a receivable of DKK 1,900,000 ($330,688) and SHD Invest ApS, controlled by Soren Degn, had a receivable of DKK 492,000 ($85,631). The note payable was paid in June, 2012.

The Company has no transactions with related persons for the year ended December 31, 2012.

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

Item 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2012 and for the review of our quarterly financial statements during 2012 was $129,411. Our auditors did not provide any tax compliance or planning services or any services other than those described above. The aggregate fees billed by our principal auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2011 was $103,394. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2012.

Item 15.    Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2012 and December 31, 2011 is included in this Annual Report on Form 10-K:

a.         Valuation and Qualifying Accounts for the years ended December 31, 2012 and December 31, 2011.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2012
Allowance for inventory obsolescence	$13,000	$59,566	$-	$72,566
Allowance for doubtful accounts	389,032	1,078,365	(223,897)	1,243,500
Totals	$402,032	$1,137,931	$(223,897)	$1,316,066

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2011
Allowance for inventory obsolescence	$13,000	$-	$-	$13,000
Allowance for doubtful accounts	452,266	208,275	(271,509)	389,032
Totals	$465,266	$208,275	$(271,509)	$402,032

(1)	Includes write-offs and the impact of foreign currency exchange rates.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen.	Provided herewith

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 27, 2013
	By:	/s/ Lasse Andreassen
Lasse Andreassen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Lasse Andreassen		March 27, 2013
Lasse Andreassen	Chief Executive Officer, Principal Executive Officer and Director

/s/ Aldo Petersen		March 27, 2013
Aldo Petersen	Chairman of the Board of Directors

/s/ Soren Degn		March 27, 2013
Soren Degn	Chief Financial Officer, Principal Financial and Accounting Officer

/s/ Paul Burgon		March 27, 2013
Paul Burgon	Director

/s/ John F. Nemelka		March 27, 2013
John F. Nemelka	Director

/s/ Mark Vernon		March 27, 2013
Mark Vernon	Director