Form 10-Q
period 2013-03-31
LIQTECH INTERNATIONAL INC
filed 2013-05-15
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 14, 2013, was 24,111,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2013	2012
Current Assets:	UNAUDITED
Cash	$3,115,618	$3,873,338
Accounts receivable, net	2,782,493	2,855,184
Other receivables	286,566	371,001
Cost in excess of billing	217,842	217,586
Inventories	4,249,632	4,111,815
Prepaid expenses	72,955	130,560
Current deferred tax asset	267,332	267,332

Total Current Assets	10,992,438	11,826,816

Property and Equipment, net accumulated depreciation	6,298,222	6,649,817

Other Assets:
Long term receivable	-	118,258
Other investments	162,389	158,141
Long term tax asset	362,505	75,947
Other intangible assets	26,919	29,150
Deposits	177,087	182,020

Total Other Assets	728,900	563,516

Total Assets	$18,019,560	$19,040,149

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2013	2012
Current Liabilities:	UNAUDITED
Current portion of capital lease obligations	$200,241	$203,503
Accounts payable	2,295,537	2,289,231
Accrued expenses	590,948	760,881
Billing in excess of cost	236,923	237,063
Accrued income taxes payable	1,000	1,000
Deferred revenue	230,572	265,543

Total Current Liabilities	3,555,221	3,757,221

Long-term capital lease obligations, less current portion	656,141	729,567

Total Long-Term Liabilities	656,141	729,567

Total Liabilities	4,211,362	4,486,788

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 24,111,500 and 24,111,500 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	24,112	24,112
Additional paid-in capital	12,658,405	12,658,405
Retained earnings	1,840,881	2,510,693
Deferred compensation	(94,108)	(125,477)
Other comprehensive loss, net	(649,253)	(542,806)
Non-controlled interest in subsidiaries	28,161	28,434

Total Stockholders' Equity	13,808,198	14,553,361

Total Liabilities and Stockholders' Equity	$18,019,560	$19,040,149

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2013	2012
Net Sales	$3,399,148	$6,341,721
Cost of Goods Sold	2,837,125	4,252,037

Gross Profit	562,023	2,089,684

Operating Expenses:
Selling expenses	573,925	659,918
General and administrative expenses	693,674	722,512
Research and development expenses	146,985	226,674

Total Operating Expenses	1,414,584	1,609,104

Income (Loss) from Operations	(852,561)	480,580

Other Income (Expense)
Interest and other income	156	38,963
Interest (expense)	(11,705)	(84,516)
Gain (loss) on currency transactions	(114,173)	(1,449)

Total Other Income (Expense)	(125,722)	(47,002)

Income Before Income Taxes	(978,283)	433,578

Income Tax Expense (Benefit)	(296,864)	110,977

Net Income (Loss)	(681,419)	322,601

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	(11,608)	-

Net Income (Loss) Attributable To LiqTech	$(669,811)	$322,601
Basic Earnings Per Share	$(0.03)	$0.01
Weighted Average Common Shares Outstanding	24,111,500	22,234,775
Diluted Earnings Per Share	$(0.03)	$0.01
Weighted Average Common Shares Outstanding Assuming Dilution	24,111,500	27,415,788

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER
COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	2013	2012

Net Income (Loss)	(681,419)	322,601
Currency Translation, Net of Taxes	(106,447)	217,575

Other Comprehensive Income (Loss)	$(787,866)	$540,176

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	(11,608)	(244)

Comprehensive Income (Loss) Attributable To LiqTech International Inc.	$(776,258)	$540,420

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Period
	Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(669,811)	$322,601
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	401,841	348,607
Compensation from stock options	31,369	32,602
Bad debt expense	27,925	110,000
Change in deferred tax asset / liability	(286,558)	(50,216)
Non-controlled interest in subsidiary	(11,608)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	247,459	622,831
(Increase) decrease in inventory	(137,817)	(418,983)
(Increase) decrease in prepaid expenses/deposits	62,538	11,868
Increase (decrease) in accounts payable	6,306	(717,098)
Increase (decrease) in accrued expenses	(204,904)	471,682
Increase (decrease) long term contracts	(397)	-

Total Adjustments	136,154	411,293

Net Cash Provided (Used) by Operating Activities	(533,657)	733,894
Cash Flows from Investing Activities:
Purchase of property and equipment	(125,472)	(636,993)
Purchase of Long-term investments	(4,248)	(34,878)

Net Cash Used by Investing Activities	(129,720)	(671,871)
Cash Flows from Financing Activities:
Payments on notes payable	-	(609,396)
Net proceed (payments) on lines of credit	-	(1,259,936)
Net (payments) proceeds on capital lease obligation	(76,688)	(12,484)
Proceeds from issuance of common stock and warrants	-	7,234,947

Net Cash Provided (Used) by Financing Activities	(76,688)	5,353,131

Gain (Loss) on Currency Translation	(17,655)	104,181

Net Increase (Decrease) in Cash and Cash Equivalents	(757,720)	5,519,335
Cash and Cash Equivalents at Beginning of Period	3,873,338	1,033,057
Cash and Cash Equivalents at End of Period	$3,115,618	$6,552,392

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Three Months Ended March 31, 2013

The Company recorded $31,369 in stock compensation for options granted to employees and directors.

For the Three Months Ended March 31, 2012

The Company recorded $32,602 in stock compensation for options granted to employees and directors.

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

Business and Basis of Presentation

The consolidated financial statements include the accounts of Parent. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of liquid filters, diesel particulate air filters and kiln furniture in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and its subsidiaries:

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

Consolidation -- The consolidated financial statements include the accounts and operations of the Company. The non-controlling interests in the net assets of the subsidiaries are recorded in equity. The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional currency of LiqTech Asia is the South Korean Won. The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the period ending March 31, 2013 and 2012, respectively. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at March 31, 2013 and December 31, 2012.

Accounts Receivable -- Accounts receivables consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	2013	2012
Allowance for doubtful accounts at the beginning of the period	$1,243,500	$389,032
Bad debt expense	27,925	1,078,365
Amount of receivables written off	-	(248,895)
Effect of currency translation	(16,500)	24,998
Allowance for doubtful accounts at the end of the period	$1,254,925	$1,243,500

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Inventory consists of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Furnace parts and supplies	$588,165	$529,358
Raw materials	641,516	705,025
Work in process	1,587,076	1,502,144
Finished goods	1,504,977	1,447,855
Reserve for obsolescence	(72,102)	(72,567)
Net Inventory	$4,249,632	$4,111,815

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

Long-Term Investments -- Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $11,788 and $20,447, for the three months ended March 31, 2013 and 2012, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2013 and 2012 were $146,985, and $226,674, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Earnings / (Loss) Per Share -- The Company calculates earnings per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options -- The Company has granted stock options to certain key employees (See Note 11). During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $31,369 and $32,602 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for each of the periods ended March 31, 2013 and 2012.

Fair Value of Financial Instruments-- The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 was issued with the intent of reducing the cost and complexity of performing impairment tests for indefinite-lived intangible assets by providing an entity with the option to first make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test. The amendments in this update also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting the qualitative assessment, which is similar to the previously updated guidance for goodwill impairment testing provided in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2012-02 during the third quarter ended September 30, 2012. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes Receivable From Related Parties -- During June 2012, the Company collected a DKK 19,500,000 note receivable from a shareholder resulting from the purchase of common shares and was previously classified as equity in the accompanying financial statements. The note was discounted as the note did not accrue interest. During the three months ended March 31, 2012 the Company recorded interest income of $32,589 as a result of amortization of the discount.

Notes Payable From Related Parties -- During June, 2012, the Company paid a DKK 19,500,000 note payable to current and former shareholders of LiqTech AS in connection with the LiqTech AS’s reverse acquisition of LiqTech USA, concurrently with the Merger. The note was discounted as the note did not accrue interest. During the three months ended March 31, 2012 the Company recorded interest income of $32,589 as a result of amortization of the discount.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	Useful Life			2013	2012
Production equipment	3	-	10	$11,013,327	$11,098,980
Lab equipment	3	-	10	344,268	355,096
Computer equipment	3	-	5	276,415	282,612
Vehicles		3		45,841	47,283
Furniture and fixture		5		63,151	64,038
Leasehold improvements		10		984,886	1,009,035
				12,727,888	12,857,044
Less Accumulated Depreciation				(6,429,666)	(6,207,227)
Net Property and Equipment				$6,298,222	$6,649,817

Depreciation expense amounted to $399,610 and $348,274, for the three months ended March 31, 2013 and 2012, respectively. The Company’s property and equipment has been pledged as collateral on the Company’s lines of credit (See Note 6).

NOTE 4 - INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of March 31, 2013	Level 1	Level 2	Level 3

Investments	-	-	162,389

Total	-	-	162,389

As of December 31, 2012	Level 1	Level 2	Level 3

Investments	-	-	158,141

Total	-	-	158,141

At March 31, 2013 our total investment of $162,389 consisted of an investment of $6,384 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $156,005 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

At December 31, 2012 our total investment of $158,141 consisted of an investment of $6,557 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $151,584 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2013 and December 31, 2012, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $26,919 and $29,150, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the three months ended March 31, 2013 and 2012 was $2,231 and $333, respectively.

Expected future amortization expenses for the following years are as follows:

Year ending December 31,	Amortization Expenses
2013	$4,027
2014	5,370
2015	5,370
2016	5,370
2017	3,261
Thereafter	3,521
Total Amortization Expenses	$26,919

NOTE 6 – LINES OF CREDIT

LiqTech Int. DK has a DKK 6,000,000 (approximately $1,027,908 at March 31, 2013) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 outstanding as of March 31, 2013 and December 31, 2012. Interest is charged quarterly at 3.76% per annum at March 31, 2013 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2013, the line had been paid down to $0 outstanding, with $1,027,908 available on the line of credit.

LiqTech Int. DK has also a DKK 3,000,000 (approximately $513,954 at March 31, 2013) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 outstanding as of March 31, 2013 and December 31, 2012. Interest is charged quarterly at 3.76% per annum at March 31, 2013 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2013, the line had been paid down to $0 outstanding, with $513,954 available on the line of credit.

NOTE 7 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in February 2017 and August 2018.  Some of these lease agreements have an option to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2013 are as follows:

Year ending December 31,	Lease Payments
2013	$485,448
2014	687,084
2015	704,752
2016	722,894
2017	480,419
Thereafter	291,815
Total Minimum Lease Payments	$3,372,412

Lease expense charged to operations was $190,057 and $165,104 for the three months ended March 31, 2013 and 2012, respectively.

Capital Lease -- The Company leases equipment on various capital leases calling for monthly payments of $11,260, $4,364, $2,826 and $2,013 expiring through April 2017. Included in property and equipment, at March 31, 2013 and December 31, 2012, the Company had equipment on capital lease of $1,522,450 and $ 1,570,337, respectively, with related accumulated depreciation of $685,633 and $ 653,529, respectively.

During the three months ended March 31, 2013 and 2012, depreciation expense for equipment on capital lease amounted to $53,761 and $54,204, respectively, and has been included in depreciation expense. During the three months ended March 31, 2013 and 2012, interest expense on capital lease obligation amounted to $13,589 and $17,699, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

As of March 31, 2013
2013	$184,158
2014	241,042
2015	210,269
2016	203,549
2017	130,699
Thereafter	-
Total minimum lease payments	969,717
Less amount representing interest	(113,335)
Present value of minimum lease payments	856,382
Less current portion	(200,241)
Long-term lease payments	$656,141

NOTE 8 - AGREEMENTS AND COMMITMENTS

401(k) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ending March 31, 2013 and 2012, matching contributions were expensed and totaled $3,131 and $5,993, respectively.

 NOTE 9 – INCOME TAXES

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2013 and December 31, 2012:

	2013	2012
Vacation accrual	$4,093	$4,093
Allowance for doubtful Accounts	243,314	243,314
Reserve for obsolete inventory	19,925	19,925
Net current tax assets	$267,332	$267,332

Business tax credit carryover	25,379	25,379
Net operating loss carryover	1,139,923	856,517
Excess of book over tax depreciation	(802,797)	(805,949)
Net deferred tax liability	$(362,505)	$(75,947)

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

As of March 31, 2013, the Company had net operating loss carryovers of approximately $2,100,000 for U.S. Federal purposes expiring through 2033, approximately $317,000 for Danish Tax purposes which do not expire, $63,000 for German tax purposes which do not expire and $45,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate was as follows at March 31, 2013 and 2012:

	2013	2012
Computed tax at expected statutory rate	$(328,670)	$147,417
State and local income taxes, net of federal benefits	-	6,945
Non-deductible expenses	-	849
Non-US income taxed at different rates	31,806	(34,477)
Manufacture and other tax credits	-	(13,600)
Other items	-	3,842
Income tax expense	$(296,864)	$110,977

The components of income tax expense (benefit) from continuing operations for the years ended March 31, 2013 and 2012 consisted of the following:

	2013	2012
Current income tax expense:
Danish	$-	$120,107
Federal	-	60,600
State	-	2,779
Current tax expense	$-	$183,486

Deferred tax expense (benefit) arising from:

Excess of tax over financial accounting depreciation	$-	$43,766

Net operating loss carryover	(296,864)	(87,021)
Allowance for doubtful accounts	-	(10,504)
Reserve for obsolete inventory	-	(18,750)
Deferred tax expense	$(296,864)	$(72,509)
Income Tax Expense (Benefit)	$(296,864)	$110,977

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

NOTE 10 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31
	2013	2012
Income (Loss) attributable to LiqTech International Inc,	$(669,811)	$322,601
Weighted average number of common shares used in basic earnings per share	24,111,500	22,234,775
Effect of dilutive securities, stock options and warrants	-	5,181,013
Weighted average number of common shares and potentially dilutive securities	24,111,500	27,415,788

For the three months ended March 31, 2013, Parent had 1,964,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 6,625,575 warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three months ended March 31, 2012, the Company included all outstanding common stock equivalents in the calculation of weighted average common shares and potential dilutive common shares outstanding.

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock

Parent has authorized 100,000,000 shares of common stock, $0.001 par value. As of March 31, 2013 and December 31, 2012, there were 24,111,500 common shares issued and outstanding.

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

Common Stock Offering

On March 2, 2012, we completed a registered public offering of Parent’s common stock. As part of the closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The proceeds net of offering cost received from the closing were approximately $7.1 million.

Common Stock Purchase Warrants

We have outstanding warrants to purchase 6,625,575 shares of Parent common stock, of which 6,500,000 warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016 and 125,575 warrants are exercisable for cash at a price of $4.0625 per share of Parent common stock and will expire on March 7, 2017. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. For so long as the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Company. At March 31, 2013, 1,964,130 options were granted and outstanding under the Plan.

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

The Company recognized employee stock based compensation expense of $31,369 and $32,602 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 the Company had approximately $94,108 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2013.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2013 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	$1.50		452,500	1.90	$1.50	301,667	$1.50
$3.00	-	$3.60	1,511,630	1.90	$3.05	912,753	$3.05
$1.50	-	$3.60	1,964,130	1.90	$2.70	1,214,420	$2.70

A summary of the status of the options at March 31, 2013, and changes during the period is presented below:

	March 31, 2013
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,964,130	$2.70	2.15	$0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,964,130	$2.70	1.90	$507,250
Vested and expected to vest	1,964,130	$2.70	1.90	$507,250
Exercisable end of period	1,214,420	$2.67	1.90	$507,250

At March 31, 2013 the Company had 749,710 non-vested options with a weighted average exercise price of $2.74 and with a weighted average grant date fair value of $0.18, resulting in unrecognized compensation expense of $94,108, which is expected to be expensed over a weighted-average period of 0.75 years.

The total intrinsic value of options exercised during the three months ended March 31, 2013 was $507,250. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2013 (for outstanding options), less the applicable exercise price.

NOTE 12 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had no customers that accounted for more than 10% of total sales at March 31, 2013. The Company had four significant customers that accounted for 19%, 17%, 11% and 8% of total sales at March 31, 2012.

The Company sells filters throughout the world, and sales by geographical region are as follows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31
	2013	2012
United States and Canada	$651,019	$1,897,671
Australia	152,746	48,914
South America	20,620	201,604
Asia	818,552	544,558
Europe	1,756,211	3,648,974
	$3,399,148	$6,341,721

 The Company’s sales by product line are as follows for the three months ended March 31, 2013 and 2012:

	For the Three Months
	Ended March 31,
	2013	2012
Ceramic diesel particulate	$1,932,305	$5,337,566
Liquid filters	1,202,952	901,926
Kiln furniture	263,891	102,229
	$3,399,148	$6,341,721

NOTE 14 – SUBSEQUENT EVENT

The Company’s management reviewed material events through May 14, 2013 and there were no material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2013, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our Products

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

●
Producing clean drinking water: The potential for the use of LiqTech SIC membranes in drinking water production is diverse and the benefits are numerous. Some examples include: group water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis.

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

The independent Danish Technological Institute (DTI) laboratory conducted a sterile membrane certification according to the ASTM standard. Following the test procedure set forth by ASTM, our SiC membranes were evaluated in terms of bacteria rejection. DTI conducted in that certification that the membrane filter has the ability to retain bacteria corresponding to a log 7 reduction.  The ability to retain bacteria corresponding to a log 7 reduction (99.99999% removal) is recognized as sterile filtration, i.e. the membrane can be considered as a bacterial barrier.  On the basis of this achieved ASTM standard, we are now considering expanding our strategic focus beyond the existing business areas of industrial wastewater treatment and produced water treatment and toward new areas such as Biotech, food & beverage, and drinking water, where our SiC membranes may offer sterile filtration with a significant value proposition for the end-users.

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

The product was developed with funding from the Danish foundation for Green Development and Demonstration Program (GUDP – Groen udvikling og demonstrations program). The foundation has partially funded the development of the SiC membrane discs for concentration of manure however we retain full ownership of the intellectual property. Concentration of manure will enhance the production of biogas compared to gasification of raw manure, and will limit the CO2 emission from transportation of the untreated manure prior to the gasification.

We intend to target the membrane disc product through a strategic partnership with an experienced system integrator. The system integrator has a long history in designing membrane disc equipment. The total market size for sludge treatment is estimated to reach $5.8 billion in 2013, growing at a compound annual growth rate of 4.6% (Source: Filtration Industry Analyst Volume 2008, Issue 12, December 2008, Pages 5). We believe the membrane technology portion of this market is approximately 5% of the total market, or approximately $290 million.

In addition to the above, the International Feed Industry Federation states that the feed production market reached 873 million metric tons in 2012, representing a market worth $350 billion. It is further estimated that membranes could account for $350-$700 million of the total market according to Transparency Market Research.

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

The high clean-water permeability of the SiC material, being around 20 times more permeable than conventional polymeric 0.1um UF membranes and 4 times more permeable than aluminum oxide 0.1um UF membranes (competing ceramic material), allows compact systems that save valuable footprint space for our customers.

The FSM targets the waste water market, which we believe is among the most important applications in membrane technology. The MBR market reached a size of about $800 million in 2011 and is expected to grow at approximately 20% per year to exceed $3 billion in 2018 according to Global water market research team at Frost & Sullivan. Published in Waterworld Magazine.

This new technology offers a flexible high-performance solution with the outstanding material advantages of SiC, providing customers ultra-compact systems with the reliability and robustness of a ceramic membrane.

We have entered into cooperation agreements with two system integrators with specific know-how and market access to develop market-driven products with what we believe to be the best value proposition. We currently expect to generate revenue from the sales of the FSMs during 2013.

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

For the three months ended March 31, 2013 and March 31, 2012, our sales of liquid filters and services were $1,202,952 and $901,926, respectively, and accounted for 35% and 14% of our total sales, respectively.

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

For the three months ended March 31, 2013 and 2012, our sales of diesel particulate filters were $1,932,305 and $5,337,566, respectively, and accounted for 57% and 84% of our total sales, respectively.

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

We began selling kiln furniture in 2011 and our sales for the three months ended March 31, 2013 and March 31, 2012, were $263,891 and $102,229, respectively, and accounted for 8% and 2% of our total sales, respectively.

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

Prior to our entry into the new subcontract agreement with Scandinavian Brake Systems, as discussed below, our manufacturing facilities operated at peak capacity. We currently have a subcontract agreement for production capacity with a subcontractor located in Tennessee. We have also entered into a new subcontract agreement with Scandinavian Brake Systems to utilize the production capacity of their Notox division. The new subcontract arrangement, which extends until the end of 2014, is expected to significantly increase our production capacity.

We have plans to expand our production capacity in both Denmark and Minnesota, primarily through additional investment in equipment relating to our liquid filtration products, when this becomes necessary.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas market, desalination market and other water purification markets. We had had no customers who accounted for more than 10% of total sales at March 31, 2013. For the three months ended March 31, 2012, our four largest customers accounted for approximately 19%, 17%, 11% and 8%, respectively, of our net sales (approximately 55% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 10 full-time sales personnel or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Research and Development

We currently have five full-time employees spending a majority of their time on research and development. For the three months ended March 31, 2013 and 2012, we spent $146,985 and $226,674, respectively, on research and development.

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

Recent Developments

On April 1, 2013 Mr. Helmer was appointed as our new Chief Executive Officer (See Item 5 herein below). Over the course of more than 40 years Mr. Helmer has in many different situations successfully demonstrated his talent for leading and growing companies into meaningfully larger and more profitable companies including his role as CEO of GIGA A/S, a Danish company in the NKT Group.  When he joined GIGA as its seventh employee, it had limited capital, was not profitable and had revenue of less than $1 million. In less than 5 years, GIGA employed 100 people, and was generating revenues and pre-tax profit of $135 million and $73 million, respectfully. In 2000 Intel (USA) acquired GIGA for $1.25 billion.

On March 25, 2013 we entered into an agreement with a global leader in oilfield equipment and services, FMC Technologies, Inc. (NYSE: FTI), for the use of our state-of-the-art disruptive silicon carbide membrane technology for oil/gas applications. This exclusive agreement will bring LiqTech International's silicon carbide membrane technology into the highly attractive unconventional shale oil/gas sector and will allow for the development of new water treatment systems. The agreement includes a multi-year, multi-million dollar commitment towards LiqTech technology in order for FMC Technologies to maintain exclusivity.

On March 5, 2013 we launched a new state-of-the-art Silicon Carbide (SiC) Flat Sheet Membrane (FSM) disc for Membrane Bioreactors (MBR) and Moving Bed Bioreactors (MBBR) for wastewater treatment.

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

On February 21, 2013 we announced the newest product to the Company's portfolio, SiC membrane discs. The membrane disc system is based on a principle of creating cross-flow by rotating the membrane as an alternative to pumping the liquid across the membrane in the traditional tubular setup. Energy consumption is only 17% compared to regular cross-flow membranes.

On February 19, 2013 we announced that LiqTech SiC membranes are currently being used in the recovery of protein in a foodstuff application in China. FANRUNSI (Shanghai) Fluid Technology Co. Ltd., a Chinese engineering firm located in Shanghai, has installed 240 m2 of LiqTech SiC membranes at a Chinese customer location.

On February 14, 2013 we announced that the Company's ultra-filtration Silicon Carbide (SiC) membrane product has been approved for liquid sterilization according to the recognized ASTM standard F838-05 for liquid filtration. This standard is widely used for pharmaceutical, food & beverage and drinking water applications. The combination of the unmatched performance of SiC membranes compared to any other ceramic membrane material in terms of liquid flux, chemical resistance and lifetime, now combined with the capability of providing sterile filtration, represents disruptive technology to the existing norm, and is an industry game-changer for Drinking Water, Biotech and Food & Beverage applications. The LiqTech SiC membranes enable mechanical removal of bacteria, which is cheaper and more reliable than any other sterilization technology.

On January 21, 2013, we received notice that a customer who accounted for 12.4 % and 6.4% of total sales for the year ended December 31, 2012 and 2011 had the courts appoint a receiver for the customer. The Company has established an allowance at the end of December 2012 of $700,000 against the receivables due from this customer.

Results of Operations

The following tables set forth our revenues, expenses and net income for the three months ended March 31, 2013 and 2012. The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Period ended March 31,
					Period to period change
	2013	As a % of Sales	2012	As a % of Sales	$	Percent %
Net Sales	3,399,148	100%	6,341,721	100%	(2,942,573)	(46.4)
Cost of goods sold	2,837,125	83.5	4,252,037	67.0	(1,414,912)	(33.3)
Gross Profit	562,023	16.5	2,089,684	33.0	(1,527,661)	(73.1)
Operating Expenses
Selling and Marketing	573,925	16.9	659,918	10.4	(85,993)	(13.0)
General and Administrative	693,674	20.4	722,512	11.4	(28,838)	(4.0)
Research and Development	146,985	4.3	226,674	3.6	(79,689)	(35.2)
Total Operating Expenses	1,414,584	41.6	1,609,104	25.4	(194,520)	(12.1)
Income (loss) from Operating	(852,561)	(25.1)	480,580	7.6	(1,333,141)	(277.4)
Interest and Other Income	156	0.0	38,963	0.6	(38,807)	(99.6)
Interest (Expense)	(11,705)	(0.3)	(84,516)	(1.3)	72,811	(86.2)
Gain (loss) on Currency Transactions	(114,173)	(3.4)	(1,449)	0.0	(112,724)	7,779.4
Total Other Income (Expense)	(125,722)	(3.7)	(47,002)	(0.7)	(78,720)	167.5
Income Before Income Taxes	(978,283)	(28.8)	433,578	6.8	(1,411,861)	(325.6)
Income Taxes Expense	(296,864)	(8.7)	110,977	1.7	(407,841)	(367.5)
Net Income	(681,419)	(20.0)	322,601	5.1	(1,004,020)	(311.2)
Less Net income attributable to the Non-controlled interest in Subsidiaries	(11,608)	(0.3)	-	0.0	(11,608)	-
Net Income attributable to LiqTech	(669,811)	(19.7)	322,601	5.1	(992,412)	(307.6)

Comparison of the three month periods ended March 31, 2013 and March 31, 2012

Revenues

Net sales for the three month period ended March 31, 2013 were $3,399,148 compared to $6,341,721 for the same period in 2012, representing a decrease of $2,942,573, or 46.4%. The decrease in sales consisted of a decrease in sales of DPFs of $3,405,261 and an increase in sales of liquid filters and kiln furniture of $301,026 and $161,662 respectively. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the US market and the absence of the low emission zone activity in London, which contributed to our net sales for the three month period ended March 31, 2012. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the three month period ended March 31, 2013 was $562,023 compared to $2,089,684 for the same period in 2012, representing a decrease of $1,527,661 or 73.1%. The decrease in gross profit was due to a decrease in sales for the period ended March 31, 2013 compared to the same period in 2012.

Expenses

Total operating expenses for the three month period ended March 31, 2013 were $1,414,584, a decrease of $194,520, or 12.1%, compared to $1,609,104 for the same period in 2012. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $85,993 or 13.0%, general and administrative expenses of $28,838 or 4.0% and research and development expenses of $79,689 or 35.2% compared to the same period in 2012.

Selling and marketing expenses for the three month period ended March 31, 2013 were $573,925 compared to $659,918 for the same period in 2012, representing a decrease of $85,993 or 13.0%. This decrease is attributable to decreased selling and marketing expenditures for the three month period ending March 31, 2013 compared to the same period in 2012. While we believe that investment in sales will produce attractive returns for the Company and our shareholders, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three month period ended March 31, 2013 were $693,674 compared to $722,512 for the same period in 2012, representing a decrease of $28,838 or 4%. This decrease is attributable to decreased general and administrative expenditures for the three month period ending March 31, 2013 compared to the same period in 2012, but the levels for the three months ended both March 31, 2013 and 2012 were approximately what we expect for comparable periods going forward. During the three months ended March 31, 2013, the Company also added an additional $27,925 to its bad debt reserve compared to $110,000 for the same period in 2012. Included in the three month period ending March 31, 2013 is an additional $31,369 of non-cash compensation expense for options granted to employees and management compared to $32,602 for the three month period ended March 31, 2012.

Research and development expenses for the three month period ended March 31, 2013 were $146,985 compared to $226,674 for the same period in 2012, representing a decrease of $79,689 or 35.2%. This decrease is attributable to decreased research and development expenditures for the three month period ending March 31, 2013 compared to the same period in 2012.

Net Income/(Loss)Attributable to LiqTech

Net loss for the three month period ended March 31, 2013 was $669,811 compared to net income of $322,601 for the same period in 2012, representing a decrease of $992,412. This decrease was primarily attributable to a decrease of $1,527,661 in our gross profit partially offset by a decrease of $194,520 in operating expenses and a decrease in income tax expense of $407,841. The largest contributor to the decrease in operating expenses was a decrease in selling and marketing expenses of $85,993 or 13.0%, compared to the same period in 2012.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and our available lines of credit. At March 31, 2013, we had cash of $3,115,618 and working capital of $7,437,217 and at December 31, 2012 we had cash of $3,873,338 and working capital of $8,069,595. At March 31, 2013, our working capital decreased by $632,378. Total current assets were $10,992,438 and $11,826,816 at March 31, 2013 and December 31, 2012, respectively and total current liabilities were $3,555,221 and $3,757,221 at March 31, 2013 and December 31, 2012, respectively.

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

LiqTech Int. DK has a DKK 6,000,000 (approximately $1,027,908 at March 31, 2013) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 outstanding as of March 31, 2013 and December 31, 2012. Interest is charged quarterly at 3.76% per annum at March 31, 2013 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2013, the line had been paid down to $0 outstanding, with $1,027,908 available on the line of credit.

LiqTech Int. DK has also a DKK 3,000,000 (approximately $513,954 at March 31, 2013) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. There was $0 outstanding as of March 31, 2013 and December 31, 2012. Interest is charged quarterly at 3.76% per annum at March 31, 2013 and the line is secured by certain of the Company’s receivables, inventory and equipment. At March 31, 2013, the line had been paid down to $0 outstanding, with $513,954 available on the line of credit.

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

Cash Flows

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the period ended March 31, 2013 was $533,657, representing a decrease of $1,267,551, compared to cash provided by operating activities of $733,894 for the period ended March 31, 2012. The $533,657 in cash used by operating activities for the period ended March 31, 2013 was mainly due to the net loss of $669,811, the increases of $137,817 in inventory, the decrease of $247,459 in accounts receivable and a decrease of $204,904 in accrued expenses.

The increases in inventory, the decrease in accounts receivable and the decrease in accrued expenses were all due to normal variation in course of business.

Cash used in investing activities was $129,720 for the year period ended March 31, 2013, as compared to cash used in investing activities of $671,871 for the period ended March 31, 2012. Cash used in investing activities decreased in 2013, compared to 2012, primarily due to proceeds of $689,827 received in 2011 on insurance claims as a result of fire of the company’s building in 2011. We anticipate that we will continue to invest in additional production equipment in order to meet the demand for our products.

Cash used by financing activities was $76,688 for the year period ended March 31, 2013, as compared to cash provided by financing activities of $5,353,131 for the year period ended March 31, 2012. The change of $5,429,819 in cash provided by financing activities in 2012, compared to 2013, was primarily due to cash received in connection with the stock offering during the first quarter 2012, when the Company issued 2,511,500 new shares of common stock at 3.25 per share.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the three months ended March 31, 2013 and 2012, no impairment charge of long-lived assets has been recorded.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of March 31, 2013, we had total furnace parts and supplies of $1,098,222, raw material of $641,516, work-in-process inventory of $1,587,076, total finished goods inventory of $994,920 and reserve a for obsolescence of $72,102. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. Over the past two years we have experienced no excess capacity charges. We have had to outsource some of the firing of products in order to meet demand.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of both of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, both of our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not required for a “smaller reporting company.”

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

On April 1, 2013 the Company’s Board of Directors appointed Mr. Finn Helmer to serve as Chief Executive Officer of Parent to fill a vacancy caused by Lasse Andreassen’s amicable resignation.

Mr. Helmer was also engaged to serve as a Director of LiqTech Denmark International and as a Director of LiqTech Delaware pursuant to a Director Contract, dated March 27, 2013, by and between Mr. Helmer and LiqTech Denmark International.  In consideration for such services to the Company, Mr. Helmer shall receive an annual base salary initially set at DKK 720,000 and an annual bonus of up to DKK 250,000 if the Company’s yearly growth of both revenue and EBITDA exceeds 35% measured by comparing the financial performance of the Company reflected in Parent’s annual reports on Form 10-K year to year, payable pro rata whereby if, for example, growth in revenue is 23.33% and growth in EBITDA is 11.67%, a bonus of DKK 125,000 would be payable.  In addition, Mr. Helmer shall be entitled to 600,000 stock options of Parent common stock at a price of $2.35 per share, which vest as follows: (a) 150,000 stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $3.00, (b) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $4.00, (c) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $5.00 and (d) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $6.00.  In the event Mr. Helmer is no longer employed with the Company after December 31, 2013 and the milestones set forth in (b), (c) and (d) above have not been satisfied, and then such 450,000 stock options shall be deemed forfeited at December 31, 2013.  All stock options forfeit automatically on March 27, 2017.  In addition, Mr. Helmer shall be entitled to a company car (with a monthly lease stipend not to exceed DKK 7,000), five weeks’ vacation, home internet service, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses.  The Company may terminate Mr. Helmer upon not less than six months’ notice and by Mr. Helmer with six months’ notice to the end of the month.  The full details of Mr. Helmer’s employment are set forth in the Director Contract attached hereto as Exhibit 10.21.

Over the course of more than 40 years Mr. Helmer has in many different situations successfully demonstrated his talent for leading and growing companies into meaningfully larger and more profitable companies, including his role as CEO of GIGA A/S, a company in the NKT Group.  When he joined GIGA as its seventh employee, it had limited capital, was not profitable and had revenue of less than $1 million. In less than 5 years, GIGA employed 100 people, and was generating revenues and pre-tax profit of $135 million and $73 million, respectfully. In 2000 Intel (USA) acquired GIGA for $1.25 billion.

Mr. Helmer previously served as Chief Executive Officer of ComX, a Danish privately held company engaged in the business of fiber-optic broadband from November 2006 through November 2010. From December 2010 through March 2013, Mr. Helmer served as consultant for various smaller businesses within different business areas.

ITEM 6.   EXHIBITS

1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Contract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Provided herewith

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: May 15, 2013	/s/ Finn Helmer
Finn Helmer, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)