Form 10-Q
period 2013-06-30
LIQTECH INTERNATIONAL INC
filed 2013-08-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 14, 2013, was 24,511,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2013	2012
Current Assets:	UNAUDITED
Cash	$2,066,280	$3,873,338
Accounts receivable, net	1,943,316	2,855,184
Other receivables	247,730	371,001
Cost in excess of billing	254,717	217,586
Inventories	4,559,984	4,111,815
Prepaid expenses	49,606	130,560
Current deferred tax asset	280,251	267,332

Total Current Assets	9,401,884	11,826,816

Property and Equipment, net accumulated depreciation	6,136,593	6,649,817

Other Assets:
Long term receivable	-	118,258
Other investments	175,510	158,141
Long term tax asset	802,201	75,947
Other intangible assets	26,196	29,150
Deposits	180,792	182,020

Total Other Assets	1,184,699	563,516

Total Assets	$16,723,176	$19,040,149

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2013	2012
Current Liabilities:	UNAUDITED
Current portion of capital lease obligations	$204,006	$203,503
Accounts payable	1,283,021	2,289,231
Accrued expenses	810,069	760,881
Billing in excess of cost	189,710	237,063
Accrued income taxes payable	1,000	1,000
Deferred revenue	287,112	265,543

Total Current Liabilities	2,774,918	3,757,221

Long-term capital lease obligations, less current portion	622,496	729,567

Total Long-Term Liabilities	622,496	729,567

Total Liabilities	3,397,414	4,486,788

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 24,511,500 and 24,111,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	24,512	24,112
Additional paid-in capital	14,857,805	12,658,405
Retained earnings	532,780	2,510,693
Deferred compensation	(1,550,389)	(125,477)
Other comprehensive income, net	(565,603)	(542,806)
Non-controlled interest in subsidiaries	26,657	28,434

Total Stockholders' Equity	13,325,762	14,553,361

Total Liabilities and Stockholders' Equity	$16,723,176	$19,040,149

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales	$2,805,921	$3,953,335	$6,205,069	$10,295,056

Cost of Goods Sold	2,513,400	3,537,168	5,350,525	7,789,205

Gross Profit	292,521	416,167	854,544	2,505,851
Operating Expenses:
Selling expenses	715,592	599,459	1,289,517	1,259,377
General and administrative expenses	541,824	518,017	1,204,129	1,207,928
Non-cash compensation expenses	743,519	32,602	774,888	65,203
Research and development expenses	111,254	152,626	258,239	379,300

Total Operating Expense	2,112,189	1,302,704	3,526,773	2,911,808

Loss from Operations	(1,819,668)	(886,537)	(2,672,229)	(405,957)

Other Income (Expense)
Interest and other income	2,244	59,876	2,400	98,839
Interest (expense)	(12,952)	(41,372)	(24,657)	(125,888)
Gain (loss) on currency transactions	77,199	65,048	(36,974)	63,599
Loss on sale of fixed assets	(2,135)	-	(2,135)	-

Total Other Income (Expense)	64,356	83,552	(61,366)	36,550

Loss Before Income Taxes	(1,755,312)	(802,985)	(2,733,595)	(369,407)

Income Tax Expense (Income)	(444,659)	(250,476)	(741,523)	(139,500)

Net Loss	(1,310,653)	(552,509)	(1,992,072)	(229,907)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(2,551)	-	(14,159)	-

Net Loss Attributable To LiqTech	$(1,308,102)	$(552,509)	$(1,977,913)	$(229,907)

Basic Earnings Per Share	$(0.05)	$(0.02)	$(0.08)	$(0.01)
Weighted Average Common Shares Outstanding	24,359,852	24,111,500	24,236,362	23,173,137
Diluted Earnings Per Share	$(0.05)	$(0.02)	$(0.08)	$(0.01)
Weighted Average Common Shares Outstanding Assuming Dilution	24,359,852	24,111,500	24,236,362	23,173,137

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net Income (Loss)	(1,310,653)	(552,509)	(1,992,072)	(229,907)

Currency Translation, Net of Taxes	83,648	(377,454)	(22,799)	(159,879)

Other Comprehensive Income (Loss)	$(1,227,005)	$(929,963)	$(2,014,871)	$(389,786)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	11,392	-	(216)	(244)

Comprehensive Income (Loss) Attributable To LiqTech International Inc.	$(1,238,397)	$(929,963)	$(2,014,655)	$(389,542)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Period
	Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,977,913)	$(229,907)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	776,401	715,483
Non-cash compensation	774,888	65,203
Bad debt expense	47,366	110,000
Reserve for obsolete inventory	36,354	-
Change in deferred tax asset / liability	(739,173)	(220,461)
(Gain) Loss on sale of equipment	2,135	-
Non-controlled interest in subsidiary	(14,159)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,106,031	2,036,303
(Increase) decrease in inventory	(484,523)	(582,648)
(Increase) decrease in prepaid expenses/deposits	82,182	140,005
Increase (decrease) in accounts payable	(1,006,210)	(1,735,228)
Increase (decrease) in accrued expenses	70,757	(213,562)
Increase (decrease) long term contracts	(84,484)	-

Total Adjustments	567,565	315,095

Net Cash Provided (Used) by Operating Activities	(1,410,348)	85,188

Cash Flows from Investing Activities:
Purchase of property and equipment	(263,433)	(676,632)
Purchase of Long-term investments	(17,369)	(138,610)

Net Cash Used by Investing Activities	(280,802)	(815,242)

Cash Flows from Financing Activities:
Payments on notes payable	-	(609,396)
Payments on lines of credit	-	(1,259,936)
(Payments) on notes payable - related party	-	(3,055,150)
Net (payments) proceeds on capital lease obligation	(106,568)	(122,667)
Proceeds from issuance of common stock and warrants	-	7,079,707
Payments on related party notes receivable	-	3,055,150

Net Cash Provided (Used) by Financing Activities	(106,568)	5,087,708

Loss on Currency Translation	(9,340)	(224,142)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,807,058)	4,133,512

Cash and Cash Equivalents at Beginning of Period	3,873,338	1,033,057

Cash and Cash Equivalents at End of Period	$2,066,280	$5,166,569

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$24,657	$93,029
Income taxes	$1,000	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees and the board of directors	$265,266	$65,203
Compensation for vesting of restricted stock awards issued to the board of directors	130,222	-
Value of stock granted for services	320,000	-
Value of warrants issued for services	59,400	-

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“ Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of liquid filters, diesel particulate air filters and kiln furniture in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a wholly-owned subsidiary of Parent formed in May 2011.

LiqTech A/S, (“LiqTech AS“), a Danish corporation, incorporated on March 15, 1999, a 100% owned subsidiary of LiqTech USA, engages in the development, design, production, marketing and sale of ceramic diesel particulate filters and kiln furniture in Europe, Asia and South America. On August 23, 2012, LiqTech AS was merged into LiqTech International A/S, a Danish corporation (“LiqTech International AS”) and all activities of LiqTech AS are hereafter combined with LiqTech International AS.

LiqTech International AS, a Danish corporation, incorporated on January 15, 2000 (also herein after referred to as “LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”) a 100% owned subsidiary of LiqTech International AS and LiqTech USA, incorporated in Delaware on July 1, 2005, engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada.

LiqTech Asia, (“LiqTech Asia”) a 60% owned subsidiary of LiqTech Int. DK, incorporated in South Korea on July 20, 2006, is currently a dormant subsidiary.

LiqTech Germany, (“LiqTech Germany“) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany.

LiqTech PTE Ltd, (“LiqTech Singapore”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional currency of LiqTech Asia is the South Korean Won. The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the period ending June 30, 2013 and 2012, respectively. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at June 30, 2013 and December 31, 2012.

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

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	2013	2012
Allowance for doubtful accounts at the beginning of the period	$1,243,500	$389,032
Bad debt expense	47,366	1,078,365
Amount of receivables written off	-	(248,895)
Effect of currency translation	(4,340)	24,998
Allowance for doubtful accounts at the end of the period	$1,286,526	$1,243,500

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

Project costs of the grants include all direct material and labor costs and those indirect costs related to project. Project costs are capitalized and accreted into cost of sales based on the percentage of the project completed. The Company has never recorded a loss on these projects, but should a loss be estimated on an incomplete project it would be recorded in the period in which such a loss is determined. Changes in estimated profitability of a project are recognized in the period in which the revisions are determined. The aggregate of costs incurred and income recognized on incomplete projects are recorded as costs in excess of billings and are shown as a current asset. The aggregate of billings in excess of related costs incurred and income recognized on projects is shown as a current liability.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $20,739 and $58,649, for the six months ended June 30, 2013 and 2012, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the six months ended June 30, 2013 and 2012 were $258,239 and $379,300, respectively, of research and development costs.

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

Stock Options -- The Company has granted stock options to certain key employees (See Note 10). During the periods presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $774,888 and $65,203 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for each of the periods ended June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – INVENTORY

Inventory consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Furnace parts and supplies	$1,090,941	$986,278
Raw materials	743,237	705,025
Work in process	1,736,547	1,502,144
Finished goods	1,098,064	990,935
Reserve for obsolescence	(108,805)	(72,567)
Net Inventory	$4,559,984	$4,111,815

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	Useful Life			2013	2012
Production equipment	3	-	10	$11,298,466	$11,098,980
Lab equipment	3	-	10	352,400	355,096
Computer equipment	3	-	5	281,219	282,612
Vehicles		3		46,924	47,283
Furniture and fixture		5		64,643	64,038
Leasehold improvements		10		1,011,280	1,009,035
				13,054,932	12,857,044
Less Accumulated Depreciation				(6,918,339)	(6,207,227)
Net Property and Equipment				$6,136,593	$6,649,817

Depreciation expense amounted to $773,447 and $711,925, for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 – INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2013	Level 1	Level 2	Level 3

Investments	-	-	175,510

Total	-	-	175,510

As of December 31, 2012	Level 1	Level 2	Level 3

Investments	-	-	158,141

Total	-	-	158,141

At June 30, 2013 our total investment of $175,510 consisted of an investment of $6,532 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $168,978 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

At December 31, 2012 our total investment of $158,141 consisted of an investment of $6,557 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $151,584 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2013 and December 31, 2012, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $26,196 and $29,150, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the six months ended June 30, 2013 and 2012 was $2,954 and $3,558, respectively.

Expected future amortization expenses for the following years are as follows:

Year ending December 31,	Amortization Expenses
2013	$2,748
2014	5,496
2015	5,496
2016	5,496
2017	3,339
Thereafter	3,621
Total Amortization Expenses	$26,196

NOTE 6 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in February 2017 and August 2018.  Some of these lease agreements have an option to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2013 are as follows:

Year ending December 31,	Lease Payments
2013	$327,870
2014	696,363
2015	714,309
2016	732,738
2017	490,558
Thereafter	298,708
Total Minimum Lease Payments	$3,260,546

Lease expense charged to operations was $382,766 and $352,195 for the six months ended June 30, 2013 and 2012, respectively.

Capital Lease -- The Company leases equipment on various capital leases calling for monthly payments of $11,526, $4,467, $2,892 and $2,060 expiring through April 2017. Included in property and equipment, at June 30, 2013 and December 31, 2012, the Company had equipment on capital lease of $1,518,956 and $1,570,337, respectively, with related accumulated depreciation of $755,090 and $653,529, respectively.

During the six months ended June 30, 2013 and 2012, depreciation expense for equipment on capital lease amounted to $107,003 and $107,253, respectively, and has been included in depreciation expense. During the six months ended June 30, 2013 and 2012, interest expense on capital lease obligations amounted to $26,307 and $34,300, respectively.

Future minimum capital lease payments are as follows for the periods ending December 31:

As of June 30, 2013
2013	$125,672
2014	246,735
2015	215,236
2016	208,357
2017	133,787
Thereafter	-
Total minimum lease payments	929,787
Less amount representing interest	(103,285)
Present value of minimum lease payments	826,502
Less current portion	(204,006)
Long-term lease payments	$622,496

NOTE 7 – AGREEMENTS AND COMMITMENTS

401(k) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2013 and 2012, matching contributions were expensed and totaled $7,463 and $11,789, respectively.

 NOTE 8 – INCOME TAXES

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2013 and December 31, 2012:

	2013	2012
Vacation accrual	$4,093	$4,093
Allowance for doubtful Accounts	243,314	243,314
Reserve for obsolete inventory	32,844	19,925
Net current tax assets	$280,251	$267,332

Business tax credit carryover	25,379	25,379
Net operating loss carryover	1,583,941	856,517
Excess of book over tax depreciation	(807,119)	(805,949)
Long term tax asset	$802,201	$75,947

In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain.  The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which can be difficult to determine and can only be estimated. Management estimates that it is more likely than not that the Company will generate adequate net profits to use the deferred tax assets; management has estimated that all of the deferred tax will be realized and consequently, a valuation allowance was not recorded.

As of June 30, 2013, the Company had net operating loss carryovers of approximately $3,000,000 for U.S. federal tax purposes expiring through 2033, approximately $715,000 for Danish tax purposes which do not expire, $85,000 for German tax purposes which do not expire and $65,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate was as follows at June 30, 2013 and 2012:

	2013	2012
Computed tax at expected statutory rate	$(924,608)	$(125,599)
State and local income taxes, net of federal benefits	(8,533)	660
Non-deductible expenses	111,329	297
Non-US income taxed at different rates	80,847	(4,633)
Manufacture and other tax credits	-	(8,210)
Other items	(558)	(2,015)
Income tax expense (benefit)	$(741,523)	$(139,500)

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2013 and 2012 consist of the following:

	2013	2012
Current income tax expense:
Danish	$-	$79,780
Federal	-	-
State	-	-
Current tax expense	$-	$79,780

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$-	$218,830

Net operating loss carryover	(728,604)	(413,378)
Allowance for doubtful accounts	-	(6,182)
Reserve for obsolete inventory	(12,919)	(18,550)
Deferred tax expense	$(741,523)	$(219,280)
Income tax expense (benefit)	$(741,523)	$(139,500)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income and net operating losses that can be used to offset taxable income in future years.

The Company files Danish, U.S. federal and Minnesota state income tax returns and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2007 for their Danish tax returns.  LiqTech NA is generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 9 – EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
Income (Loss) attributable to LiqTech International Inc.	$(1,308,102)	$(552,509)	$(1,977,913)	$(229,907)
Weighted average number of common shares usedin basic earnings per share	24,359,852	24,111,500	24,236,362	23,173,137
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	$24,359,852	$24,111,500	$24,236,362	$23,173,137

For the six months ended June 30, 2013, Parent had 2,564,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the six months ended June 30, 2012, Parent had 2,274,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 6,625,575 warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

Parent has authorized 100,000,000 shares of common stock, $0.001 par value. As of June 30, 2013 and December 31, 2012, there were 24,511,500 and 24,111,500 shares of common stock issued and outstanding, respectively.

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

Common Stock Issuance

During the three months ended June 30, 2013, the Company issued 100,000 shares of common stock valued at $320,000 for services rendered.

The Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors.  The Company will recognized the non-cash compensation of the award over the requisite service period, of which 133,333 shares will vest on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of June 30, 2013, the Company has recorded deferred compensation of $829,778 and non-cash compensation expense of $130,222 relating to the awards.

Common Stock Purchase Warrants

We have outstanding warrants to purchase 7,025,575 shares of Parent common stock, of which 6,500,000 warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016, 125,575 warrants are exercisable for cash at a price of $4.0625 per share of Parent common stock and will expire on March 7, 2017 and 400,000 warrants are exercisable for cash at a price of $2.35 per share of Parent common stock and will expire on March 31, 2014. At June 30, 2013 the Company had 300,000 non-vested warrants with a weighted average exercise price of $2.35, resulting in unrecognized compensation expense of $178,200, which is expected to be expensed over a weighted-average period of 0.75 years. We have recorded a non-cash compensation expense of $59,400 for the period ended June 30, 2013. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. For so long as the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers and directors of the Company. At June 30, 2013, 2,564,130 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

	LiqTech International, Inc.
Expected term (Years)	3.0	-	3.5
Volatility	0.07%	-	52.69%
Risk free interest rate		2.33%
Dividend yield		0%

The Company recognized stock based compensation expense of $395,488 and $65,203 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 the Company had approximately $542,411 of unrecognized compensation cost related to non-vested options expected to be recognized through March 31, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at June 30, 2013 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

		$1.50	452,500	1.65	$1.50	301,667	$1.50
		$2.35	600,000	3.75	$2,35	150,000	$2,35
$3.00	-	$3.60	1,511,630	1.68	$3.06	912,753	$3.06
	Total		2,564,130	2.14	$2.62	1,364,420	$2.64

A summary of the status of the options at June 30, 2013, and changes during the period is presented below:

	June 30, 2013
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,964,130	$2.70	2.15	$0
Granted	600,000	2.35	3.75	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	2,564,130	$2.62	2.14	$995,075
Vested and expected to vest	2,564,130	$2.62	2.14	$995,075
Exercisable end of period	1,364,420	$2.64	1.88	$995,075

At June 30, 2013 the Company had 1,199,710 non-vested options with a weighted average exercise price of $2.59 and with a weighted average grant date fair value of $0.54, resulting in unrecognized compensation expense of $542,411, which is expected to be expensed over a weighted-average period of 3.37 years.

The total intrinsic value of options at June 30, 2013 was $995,075. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2013 (for outstanding options), less the applicable exercise price.

NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had no customers that accounted for more than 10% of total sales at June 30, 2013. The Company had four significant customers that accounted for 18%, 11%, 9% and 5% of total sales at June 30, 2012.

The Company sells products throughout the world, and sales by geographical region were as follows for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
United States and Canada	$876,391	$1,566,935	$1,527,410	$3,464,606
Australia	15,644	-	168,390	48,914
South America	4,760	57,374	25,380	258,978
Asia	332,930	275,256	1,151,482	819,815
Europe	1,576,196	2,053,770	3,332,407	5,702,743
	$2,805,921	$3,953,335	$6,205,069	$10,295,056

 The Company’s sales by product line were as follows for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Ceramic diesel particulate	$1,539,971	$2,519,393	$3,472,276	$7,856,959
Liquid filters	1,035,918	1,384,691	2,238,870	2,286,618
Kiln furniture	230,032	49,251	493,923	151,479
	$2,805,921	$3,953,335	$6,205,069	$10,295,056

NOTE 12 – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through August 13, 2013.

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

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech” and “Cometas” brand names, we manufacture and sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water” and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

●

Produced water: Our membranes can be used for the filtration of water from oil produced in offshore platforms. We have performed testing with many of the major international private and public oil and gas companies. We have been awarded a contract by one of the major international oil and gas companies to provide and service produced water filters on one of its offshore platforms. Our products have been delivered and the initial service period under the contract commenced.

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

●

Treatment of ballast water: Our liquid filtration membranes can be applied to limit the spreading of non-native species that may be transported in the ballast water of sea-going vessels. We have partnered with Singapore based companies and R&D centers to develop a solution for the ballast water treatment market. A distributor in Japan is in contact with shipyards seeking ballast water filtration systems.

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

The high clean-water permeability of the SiC material, being around 20 times more permeable than conventional polymeric 0.1um UF membranes and 4 times more permeable than aluminum oxide 0.1um UF membranes (competing ceramic material), allows compact systems to save valuable footprint space for our customers.

The FSM targets the waste water market, which we believe is among the most important applications in membrane technology. The MBR market reached a size of about $800 million in 2011 and is expected to grow at approximately 20% per year to exceed $3 billion in 2018 according to Global water market research team at Frost & Sullivan. Published in Waterworld Magazine (www.waterworld.com/articles/wwi/print/volume-27/issue-2/regulars/creative-finance/membrane-multiplier-mbr.html).

This new technology offers a flexible high-performance solution with the outstanding material advantages of SiC, providing customers ultra-compact systems with the reliability and robustness of a ceramic membrane.

We have entered into cooperation agreements with two system integrators with specific know-how and market access to develop market-driven products with what we believe to be the best value proposition. We expect to generate revenue from the sales of the FSMs during 2013.

For the years ended December 31, 2012 and 2011, we received grants from governmental entities of $549,648 and $3,039,118, respectively. For the period ended June 30, 2013, we received grants from governmental entities of approximately $275,000. In 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. If successful, we believe this may be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

We believe increased government regulation on the treatment of produced water may increase our sales of SiC membranes. Existing technology may have difficulty meeting any increased requirements because the hydro-cyclone technology currently used in most treatments of produced water is not effective at removing suspended solids and is prone to clogging.

For the six months ended June 30, 2013 and June 30, 2012, our sales of liquid filters and services were $2,238,870 and $2,286,618, respectively, and accounted for 36% and 22% of our total sales, respectively.

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

For the six months ended June 30, 2013 and June 2012, our sales of diesel particulate filters were $3,472,276 and $7,856,959, respectively, and accounted for 56% and 76% of our total sales, respectively.

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

We began selling kiln furniture in 2011 and our sales for the six months ended June 30, 2013 and June 30, 2012, were $493,923 and $151,479, respectively, and accounted for 8% and 2% of our total sales, respectively.

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

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas market, desalination market and other water purification markets. We had no customers who accounted for more than 10% of total sales at June 30, 2013. For the six months ended June 30, 2012, our four largest customers accounted for approximately 18%, 11%, 9% and 5%, respectively, of our net sales (approximately 43% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 13 full-time sales personnel or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Research and Development

We currently have five full-time employees spending a majority of their time on research and development. For the six months ended June 30, 2013 and 2012, we spent $258,239 and $379,300, respectively, on research and development.

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

Recent Developments

On May 13, 2013 we announced that we have signed an exclusive agreement to supply SiC membranes for Fan Run Si (Shanghai) Fluid Technology Co., Ltd. ("Fanrunsi"). Under the agreement, Fanrunsi will have exclusivity in China as a buyer of the Company's products for soy bean protein recovery (bio tech) and soy bean waste water treatment. During the exclusive three-year period, Fanrunsi will commit to a minimum purchase order value totaling more than $6 million to maintain their exclusivity for the period. In addition, Fanrunsi has placed a second order of $190,000 on April 25, 2013.

On April 23, 2013 we announced that we received an order of SiC membranes for public pool installations in the U.S. valued at $500,000. The purchase order was placed by Provital Solutions, based in Denmark. The SiC membranes will be delivered over the next 12 months, and based on the initial positive feedback, Provital expects more installations this year.

On April 1, 2013 Mr. Helmer was appointed as our new Chief Executive Officer. Over the course of more than 40 years Mr. Helmer has in many different situations successfully demonstrated his talent for leading and growing companies into meaningfully larger and more profitable companies including his role as CEO of GIGA A/S, a Danish company in the NKT Group.  When he joined GIGA as its seventh employee, it had limited capital, was not profitable and had revenue of less than $1 million. In less than 5 years, GIGA employed 100 people, and was generating revenues and pre-tax profit of $135 million and $73 million, respectfully. In 2000 Intel (USA) acquired GIGA for $1.25 billion.

Results of Operations

The following tables set forth our revenues, expenses and net income for the three and six months ended June 30, 2013 and 2012. The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Three months ended June 30,
					Period to period change
	2013	As a % of Sales	2012	As a % of Sales	US$	Percent %
Net Sales	2,805,921	100%	3,953,335	100%	(1,147,414)	(29.0)
Cost of Goods Sold	2,513,400	89.6	3,537,168	89.5	(1,023,768)	(28.9)
Gross Profit	292,521	10.4	416,167	10.5	(123,646)	(29.7)
Operating Expenses:
Selling and Marketing	715,592	25.5	599,459	15.2	116,133	19.4
General and Administrative	541,824	19.3	518,017	13.1	23,807	4.6
Non-cash compensation	743,519	26.5	32,602	0.8	710,917	2,180.6
Research and Development	111,254	4.0	152,626	3.9	(41,372)	(27.1)
Total Operating Expenses	2,112,189	75.3	1,302,704	33.0	809,485	62.1

Income (loss) from Operating	(1,819,668)	(64.9)	(886,537)	(22.4)	(933,131)	105.3
Interest and Other Income	2,244	0.1	59,876	1.5	(57,632)	(96.3)
Interest (Expense)	(12,952)	(0.5)	(41,372)	(1.0)	28,420	(68.7)
Gain (loss) on Currency Transactions	77,199	2.8	65,048	1.6	12,151	18.7
Gain (Loss) on Sale of Fixed Assets	(2,135)	(0.1)	-	-	(2,135)	-
Total Other Income (Expense)	64,356	2.3	83,552	2.1	(19,196)	(23.0)

Income Before Income Taxes	(1,755,312)	(62.6)	(802,985)	(20.3)	(952,327)	118.6
Income Taxes Expense (Income)	(444,659)	(15.8)	(250,476)	(6.3)	(194,183)	77.5

Net Loss	(1,310,653)	(46.7)	(552,509)	(14.0)	(758,144)	137.2
Less net income attributable to the non-controlled interest in subsidiaries	(2,551)	(0.1)	-	-	(2,551)	-
Net Loss attributable to LiqTech	(1,308,102)	(46.6)	(552,509)	(14.0)	(755,593)	136.8

	Six months ended June 30,
					Period to period change
	2013	As a % of Sales	2012	As a % of Sales	US$	Percent %
Net Sales	6,205,069	100%	10,295,056	100%	(4,089,987)	(39.7)
Cost of Goods Sold	5,350,525	86.2	7,789,205	75.7	(2,438,680)	(31.3)
Gross Profit	854,544	13.8	2,505,851	24.3	(1,651,307)	(65.9)
Operating Expenses
Selling and Marketing	1,289,517	20.8	1,259,377	12.2	30,140	2.4
General and Administrative	1,204,129	19.4	1,207,928	11.7	(3,799)	(0.3)
Non-cash compensation	774,888	12.5	65,203	0.6	709,685	1,088.4
Research and Development	258,239	4.2	379,300	3.7	(121,061)	(31.9)
Total Operating Expenses	3,526,773	56.8	2,911,808	28.3	614,965	21.1

Income (loss) from Operating	(2,672,229)	(43.1)	(405,957)	(3.9)	(2,266,272)	558.3
Interest and Other Income	2,400	0.0	98,839	1.0	(96,439)	(97.6)
Interest (Expense)	(24,657)	(0.4)	(125,888)	(1.2)	101,231	(80.4)
Gain (loss) on Currency Transactions	(36,974)	(0.6)	63,599	0.6	(100,573)	(158.1)
Gain (Loss) on Sale of Fixed Assets	(2,135)	(0.0)	-	0.0	(2,135)	-
Total Other Income (Expense)	(61,366)	(1.0)	36,550	0.4	(97,916)	(267.9)

Income Before Income Taxes	(2,733,595)	(44.1)	(369,407)	(3.6)	(2,364,188)	640.0
Income Taxes Expense (Income)	(741,523)	(12.0)	(139,500)	(1.4)	(602,023)	431.6

Net Loss	(1,992,072)	(32.1)	(229,907)	(2.2)	(1,762,165)	766.5
Less net income attributable to the non-controlled interest in subsidiaries	(14,159)	(0.2)	-	0.0	(14,159)	-
Net Loss attributable to LiqTech	(1,977,913)	(31.9)	(229,907)	(2.2)	(1,748,006)	760.3

Comparison of the three month periods ended June 30, 2013 and June 30, 2012

Revenues

Net sales for the three month period ended June 30, 2013 were $2,805,921 compared to $3,953,335 for the same period in 2012, representing a decrease of $1,147,414, or 29.0%. The decrease in sales consisted of a decrease in sales of DPFs and liquid filters of $979,422 and $348,773, respectively and an increase in sales of kiln furniture of $180,781. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the US market and the absence of new low emissions zone activity in Europe. The decrease in revenue for our liquid filters compared to the same period in 2012 is mainly due to delays in the acceptance of our pending contracts. The increase in demand for our kiln furniture is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the three month period ended June 30, 2013 was $292,521 compared to $416,167 for the same period in 2012, representing a decrease of $123,646 or 29.7%. The decrease in gross profit was due to a decrease in sales for the period ended June 30, 2013 compared to the same period in 2012.

Expenses

Total operating expenses for the three month period ended June 30, 2013 were $2,112,189, an increase of $809,485, or 62.1%, compared to $1,302,704 for the same period in 2012. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $116,133 or 19.4%, an increase in general and administrative expenses of $23,807 or 4.6%, an increase in non-cash compensation expenses of $710,917 or 2,180.6% and a decrease in research and development expenses of $41,372 or 27.1% compared to the same period in 2012.

Selling and marketing expenses for the three month period ended June 30, 2013 were $715,592 compared to $599,459 for the same period in 2012, representing an increase of $116,133 or 19.4%. This increase is attributable to increased selling and marketing expenditures for the three month period ending June 30, 2013 compared to the same period in 2012. Although we believe that investment in sales will produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three month period ended June 30, 2013 were $541,824 compared to $518,017 for the same period in 2012, representing an increase of $23,807 or 4.6%. This increase is attributable to increased bad debt reserve of $19,411 for the three month period ending June 30, 2013 compared to the same period in 2012.

Non-cash compensation expenses for the three month period ended June 30, 2013 were $743,519 compared to $32,602 for the same period in 2012, representing an increase of $710,917 or 2,180.6%. This increase is attributable to increased non-cash compensation expense for share and warrants for services performed and options granted to employees and management.

The Following is a Summary of Non-Cash Compensation

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Compensation upon vesting of stock options granted to employees and the board of directors	$233,897	$32,602
Compensation for vesting of restricted stock awards issued to the board of directors	130,222	-
Value of stock granted for third-party services	320,000	-
Warrants	59,400	-
Total Non-Cash Compensation	$743,519	$32,602

Research and development expenses for the three month period ended June 30, 2013 were $111,254 compared to $152,626 for the same period in 2012, representing a decrease of $41,372 or 27.1%. This decrease is attributable to decreased research and development expenditures for the three month period ending June 30, 2013 compared to the same period in 2012.

Net Income/(Loss)Attributable to LiqTech

Net loss attributable to the Company for the three month period ended June 30, 2013 was $1,308,102 compared to a net loss attributable to the Company of $552,509 for the same period in 2012, representing a decrease of $755,593. This decrease was primarily attributable to a decrease of $123,646 in our gross profit and an increase in operating expenses of $809,485 partially offset by a decrease of $194,183 in income tax expense. The largest contributor to the increase in operating expenses was an increase in non-cash compensation expenses of $710,917 or 2,180.6%%, compared to the same period in 2012.

Comparison of the six month periods ended June 30, 2013 and June 30, 2012

Revenues

Net sales for the six month period ended June 30, 2013 were $6,205,069 compared to $10,295,056 for the same period in 2012, representing a decrease of $4,089,987, or 39.7%. The decrease in sales consisted of a decrease in sales of DPFs and liquid filters of $4,384,683 and $47,748, respectively and an increase in sales of kiln furniture of $342,444. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the US market and the absence of new low emissions zone activity in Europe. The decrease in revenue for our liquid filters compared to the same period in 2012 is mainly due to delays in the acceptance of our pending contracts. The increase in demand for our kiln furniture is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the six month period ended June 30, 2013 was $854,544 compared to $2,505,851 for the same period in 2012, representing a decrease of $1,651,307 or 65.9%. The decrease in gross profit was due to a decrease in sales for the period ended June 30, 2013 compared to the same period in 2012.

Expenses

Total operating expenses for the six month period ended June 30, 2013 were $3,526,773, an increase of $614,965, or 21.1%, compared to $2,911,808 for the same period in 2012. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $30,140 or 2.4%, an increase in non-cash compensation expenses of $709,685 or 1,088.4%, a decrease in general and administrative expenses of $3,799 or 0.3% and a decrease in research and development expenses of $121,061 or 31.9% compared to the same period in 2012.

Selling and marketing expenses for the six month period ended June 30, 2013 were $1,289,517 compared to $1,259,377 for the same period in 2012, representing an increase of $30,140 or 2.4%. This increase is attributable to increased selling and marketing expenditures for the six month period ending June 30, 2013 compared to the same period in 2012. Although we believe that investment in sales will produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the six month period ended June 30, 2013 were $1,204,129 compared to $1,207,928 for the same period in 2012, representing a decrease of $3,799 or 0.3%.

Non-cash compensation expenses for the six month period ended June 30, 2013 were $774,888 compared to $65,203 for the same period in 2012, representing an increase of $709,685 or 1,088.4%. This increase is attributable to increased non0cash compensation expense for shares, warrants for services and options granted to employees and management.

The Following is a Summary of Non-Cash Compensation

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Compensation upon vesting of stock options granted to employees and the board of directors	$265,266	$65,203
Compensation for vesting of restricted stock awards issued to the board of directors	130,222	-
Value of stock granted for third-party services	320,000	-
Warrants	59,400	-
Total Non-Cash Compensation	$774,888	$65,203

Research and development expenses for the six month period ended June 30, 2013 were $258,239 compared to $379,300 for the same period in 2012, representing a decrease of $121,061 or 31.9%. This decrease is attributable to decreased research and development expenditures for the six month period ending June 30, 2013 compared to the same period in 2012.

Net Income/(Loss) Attributable to LiqTech

Net loss attributable to the Company for the six month period ended June 30, 2013 was $1,977,913 compared to a net loss attributable to the Company of $229,907 for the same period in 2012, representing a decrease of $1,748,006. This decrease was primarily attributable to a decrease of $1,651,307 in our gross profit and an increase in operating expenses of $614,965 partially offset by a decrease of $602,023 in income tax expense. The largest contributor to the increase in operating expenses was an increase in non-cash compensation expenses of $709,685 or 1,088.4%, compared to the same period in 2012.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and lines of credit. At the filing date the Company did not have any available lines of credit with any lender. At June 30, 2013, we had cash of $2,066,280 and working capital of $6,626,966 and at December 31, 2012 we had cash of $3,873,338 and working capital of $8,069,595. At June 30, 2013, our working capital decreased by $1,442,629 compared to December 31, 2012. Total current assets were $9,401,884 and $11,826,816 at June 30, 2013 and December 31, 2012, respectively and total current liabilities were $2,774,918 and $3,757,221 at June 30, 2013 and December 31, 2012, respectively.

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

In general, lines of credit in Denmark are due on demand. Our lines of credit with the bank were called in July 2013, but we believe that we can refinance our lines of credit with other lenders in Denmark with similar terms. Since our public offering in March 2012 we have not drawn any amount on our lines of credit.

We believe that our cash flow and other potential sources of funds will be sufficient to fund our anticipated working capital needs and capital spending requirements for the foreseeable future. However, if we were to incur any unanticipated expenditures or the negative trend of our operating cash flow does continue, such circumstances could put a substantial burden on our cash resources.

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

Cash Flows

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the period ended June 30, 2013 was $1,410,348, representing a decrease of $1,495,536, compared to cash provided by operating activities of $85,188 for the period ended June 30, 2012. The $1,410,348 in cash used by operating activities for the period ended June 30, 2013 was mainly due to the net loss of $1,977,913, the increases of $484,523 in inventory and a decrease of $1,006,210 in accounts payable, partially offset by a decrease of $1,106,031 in accounts receivable.

The increases in inventory, the decrease in accounts receivable and the decrease in accounts payable were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $280,802 for the year period ended June 30, 2013, as compared to cash used in investing activities of $815,242 for the period ended June 30, 2012. Cash used in investing activities decreased in 2013, compared to 2012 during the reporting periods and this decrease was primarily due to a decrease of $413,199 in the purchase of equipment.

Cash used in financing activities was $106,568 for the year period ended June 30, 2013, as compared to cash provided by financing activities of $5,087,708 for the period ended June 30, 2012. This change of $5,194,276 in cash provided by financing activities in 2012, compared to 2013, was primarily due to cash received in connection with the stock offering during the first quarter 2012, when the Company issued 2,511,500 new shares of common stock at $3.25 per share.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the six months ended June 30, 2013 and 2012, no impairment charge of long-lived assets has been recorded.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of June 30, 2013, we had total furnace parts and supplies of $1,090,941, raw material of $743,237, work-in-process inventory of $1,736,547, total finished goods inventory of $1,098,064 and reserve a for obsolescence of $108,805. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2013, the Company issued 100,000 shares of common stock for services to a non-affiliated third party. The Company issued an additional 300,000 restricted common shares for services provided by the board, over the requisite service period in which 133,333 shares will vest on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Amended and Restated Bylaws, effective January 1, 2012	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreassen	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Contract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on May 15, 2013

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: August 14, 2013	/s/ Finn Helmer
Finn Helmer, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)