Form 10-Q
period 2013-09-30
LIQTECH INTERNATIONAL INC
filed 2013-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 14, 2013, was 27,212,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2013

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements	4

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	31

SIGNATURES	35

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2013	2012
Current Assets:	UNAUDITED
Cash	$1,562,652	$3,873,338
Accounts receivable, net	1,926,998	2,855,184
Other receivables	194,798	371,001
Cost in excess of billing	445,142	217,586
Inventories	4,818,696	4,111,815
Prepaid expenses	42,504	130,560
Current deferred tax asset	280,251	267,332

Total Current Assets	9,271,041	11,826,816

Property and Equipment, net accumulated depreciation	5,958,143	6,649,817

Other Assets:
Long term receivable	-	118,258
Other investments	181,231	158,141
Long term tax asset	1,121,767	75,947
Other intangible assets	25,631	29,150
Deposits	205,948	182,020

Total Other Assets	1,534,577	563,516

Total Assets	$16,763,761	$19,040,149

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2013	2012
Current Liabilities:	UNAUDITED
Current portion of capital lease obligations	$207,514	$203,503
Accounts payable	1,444,129	2,289,231
Accrued expenses	703,871	760,881
Billing in excess of cost	170,203	237,063
Accrued income taxes payable	1,000	1,000
Deferred revenue/ customers deposit	399,440	265,543

Total Current Liabilities	2,926,157	3,757,221

Long-term capital lease obligations, less current portion	593,412	729,567

Total Long-Term Liabilities	593,412	729,567

Total Liabilities	3,519,569	4,486,788

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 24,811,500 and 24,111,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24,812	24,112
Additional paid-in capital	15,307,505	12,658,405
Retained earnings/ Accumulated (deficit)	(371,175)	2,510,693
Deferred compensation	(1,273,419)	(125,477)
Other comprehensive income, net	(471,970)	(542,806)
Non-controlled interest in subsidiaries	28,439	28,434

Total Stockholders' Equity	13,244,192	14,553,361

Total Liabilities and Stockholders' Equity	$16,763,761	$19,040,149

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$2,949,605	$3,115,471	$9,154,674	$13,410,527

Cost of Goods Sold	2,675,132	2,536,463	8,025,657	10,325,668

Gross Profit	274,473	579,008	1,129,017	3,084,859

Operating Expenses:
Selling expenses	654,005	557,235	1,943,522	1,816,612
General and administrative expenses	568,944	565,284	1,773,073	1,773,212
Non-cash compensation expenses	276,969	32,602	1,051,857	97,805
Research and development expenses	92,276	91,202	350,515	470,502

Total Operating Expenses	1,592,194	1,246,323	5,118,967	4,158,131

Loss from Operations	(1,317,721)	(667,315)	(3,989,950)	(1,073,272)

Other Income (Expense)
Interest and other income	9,313	12,455	11,713	111,294
Interest (expense)	(14,381)	(7,376)	(39,038)	(133,264)
Gain on currency transactions	115,011	12,478	78,037	76,077
(Loss) on sale of fixed assets	-	-	(2,135)	-

Total Other Income	109,943	17,557	48,577	54,107

Loss Before Income Taxes	(1,207,778)	(649,758)	(3,941,373)	(1,019,165)

Income Tax Benefit	(303,784)	(221,886)	(1,045,307)	(361,386)

Net Loss	(903,994)	(427,872)	(2,896,066)	(657,779)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(38)	-	(14,197)	-

Net Loss Attributable To LiqTech	$(903,956)	$(427,872)	$(2,881,869)	$(657,779)

Basic Loss Per Share	$(0.04)	$(0.02)	$(0.12)	$(0.03)

Weighted Average Common Shares Outstanding	24,511,500	24,111,500	24,329,082	23,488,208

Diluted Loss Per Share	$(0.04)	$(0.02)	$(0.12)	$(0.03)

Weighted Average Common Shares Outstanding Assuming Dilution	24,511,500	24,111,500	24,329,082	23,488,208

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Loss	(903,994)	(427,872)	(2,896,066)	(657,779)

Currency Translation, Net of Taxes	93,635	185,670	70,836	25,547

Other Comprehensive Loss	$(810,359)	$(242,202)	$(2,825,230)	$(632,232)

Comprehensive Loss Attributable To Non-controlling Interest in Subsidiaries	920	575	704	331

Comprehensive Loss Attributable To LiqTech International Inc.	$(811,279)	$(242,777)	$(2,825,934)	$(632,563)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Period Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(2,896,066)	$(657,779)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	1,220,264	1,128,052
Non-cash compensation	1,051,857	97,805
Bad debt expense	45,425	235,000
Reserve for obsolete inventory	143,135	-
Change in deferred tax asset / liability	(1,058,739)	(324,820)
Loss on sale of equipment	2,135	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,177,222	1,189,766
(Increase) decrease in inventory	(919,145)	(1,087,116)
(Increase) decrease in prepaid expenses/deposits	64,128	26,848
Increase (decrease) in accounts payable	(845,102)	(1,619,572)
Increase (decrease) in accrued expenses	76,888	(218,475)
Increase (decrease) long term contracts	(294,416)	-

Total Adjustments	663,652	(572,512)

Net Cash Provided (Used) by Operating Activities	(2,232,414)	(1,230,291)

Cash Flows from Investing Activities:
Purchase of property and equipment	(392,555)	(1,043,195)
Purchase of Long-term investments	(23,090)	(142,088)

Net Cash Used by Investing Activities	(415,645)	(1,185,283)

Cash Flows from Financing Activities:
Payments on notes payable	-	(609,396)
Net payments on lines of credit	-	(1,259,936)
(Payments) on notes payable - related party	-	(3,055,150)
Net payments on capital lease obligation	(132,144)	(146,428)
Proceeds from issuance of common stock and warrants	450,000	7,079,707
Payments on related party notes receivable	-	3,055,150

Net Cash Provided (Used) by Financing Activities	317,856	5,063,947

Gain on Currency Translation	19,517	28,637

Net Increase (Decrease) in Cash and Cash Equivalents	(2,310,686)	2,677,010

Cash and Cash Equivalents at Beginning of Period	3,873,338	1,033,057

Cash and Cash Equivalents at End of Period	$1,562,652	$3,710,067

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$39,038	$133,264
Income taxes	$1,000	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees and the board of directors	$328,613	$97,805
Compensation for vesting of restricted stock awards issued to the board of directors	284,444	-
Value of stock granted for services	320,000	-
Value of warrants issued for services	118,800	-
Total	$1,051,857	$97,805

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of liquid filters, diesel particulate air filters and kiln furniture in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

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

LiqTech NA, Inc. (“LiqTech NA”) a 100% owned subsidiary of LiqTech Int. DK and LiqTech USA, incorporated in Delaware on July 1, 2005, engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada.

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

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional currency of LiqTech Asia is the South Korean Won. The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the period ending September 30, 2013 and 2012, respectively. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at September 30, 2013 and December 31, 2012.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	2013	2012
Allowance for doubtful accounts at the beginning of the period	$1,243,500	$389,032
Bad debt expense	45,425	1,078,365
Amount of receivables written off	(112,101)	(248,895)
Effect of currency translation	33,559	24,998
Allowance for doubtful accounts at the end of the period	$1,210,383	$1,243,500

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

Long-Term Investments -- Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an other-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Project costs of the grants include all direct material and labor costs and those indirect costs related to the project. Project costs are capitalized and accreted into cost of sales based on the percentage of the project completed. Should a loss be estimated on an incomplete project it would be recorded in the period in which such a loss is determined. Changes in estimated profitability of a project are recognized in the period in which the revisions are determined. The aggregate of costs incurred and income recognized on incomplete projects are recorded as costs in excess of billings and are shown as a current asset. The aggregate of billings in excess of related costs incurred and income recognized on projects is shown as a current liability.

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $30,556 and $64,821 for the nine months ended September 30, 2013 and 2012, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the nine months ended September 30, 2013 and 2012 were $350,515 and $470,502, respectively, of research and development costs.

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

Stock Options -- The Company has granted stock options to certain key employees (See Note 10). During the periods presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $1,051,857 and $97,805 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for each of the periods ended September 30, 2013 and 2012.

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

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – INVENTORY

Inventory consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Furnace parts and supplies	$1,011,408	$986,278
Raw materials	710,226	705,025
Work in process	2,022,679	1,502,144
Finished goods	1,290,462	990,935
Reserve for obsolescence	(216,079)	(72,567)
Net Inventory	$4,818,696	$4,111,815

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	Useful Life			2013	2012
Production equipment	3	-	10	$11,608,732	$11,098,980
Lab equipment	3	-	10	194,152	355,096
Computer equipment	3	-	5	293,452	282,612
Vehicles		3		48,454	47,283
Furniture and fixture		5		66,815	64,038
Leasehold improvements		10		1,040,710	1,009,035
				13,252,315	12,857,044
Less Accumulated Depreciation				(7,294,172)	(6,207,227)
Net Property and Equipment				$5,958,143	$6,649,817

Depreciation expense amounted to $1,216,745 and $1,123,869, for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 4 – INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2013	Level 1	Level 2	Level 3

Investments	-	-	181,231

Total	-	-	181,231

As of December 31, 2012	Level 1	Level 2	Level 3

Investments	-	-	158,141

Total	-	-	158,141

At September 30, 2013 our total investment of $181,231 consisted of an investment of $6,752 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $174,479 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

At December 31, 2012 our total investment of $158,141 consisted of an investment of $6,557 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $151,584 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2013 and December 31, 2012, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $25,631 and $29,150, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the nine months ended September 30, 2013 and 2012 was $3,519 and $4,183, respectively.

Expected future amortization expenses for the following years are as follows:

Year ending December 31,	Amortization Expenses
2013	$1,419
2014	5,676
2015	5,676
2016	5,676
2017	3,446
Thereafter	3,738
Total Amortization Expenses	$25,631

NOTE 6 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in February 2017 and August 2018.  Some of these lease agreements have an option to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year for the periods ending December 31 are as follows:

Operating Lease Payments
2013	$143,432
2014	612,872
2015	629,286
2016	646,147
2017	488,075
Thereafter	308,444
Total Minimum Lease Payments	$2,828,256

Lease expense charged to operations was $578,313 and $528,360 for the nine months ended September 30, 2013 and 2012, respectively.

Capital Lease -- The Company leases equipment on various capital leases calling for monthly payments of $11,902, $4,612, $2,987 and $2,127 expiring through April 2017. Included in property and equipment, at September 30, 2013 and December 31, 2012, the Company had equipment on capital lease of $1,568,466 and $1,570,337, respectively, with related accumulated depreciation of $834,699 and $653,529, respectively.

During the nine months ended September 30, 2013 and 2012, depreciation expense for equipment on capital lease obligations amounted to $160,933 and $158,857, respectively, and has been included in depreciation expense. During the nine months ended September 30, 2013 and 2012, interest expense on capital lease obligations amounted to $38,442 and $49,725, respectively.

Future minimum capital lease payments are as follows for the periods ending December 31:

Capital Lease Payments
2013	$64,884
2014	254,778
2015	222,251
2016	215,148
2017	138,149
Thereafter	-
Total minimum lease payments	895,210
Less amount representing interest	(94,284)
Present value of minimum lease payments	800,926
Less current portion	(207,514)
Long-term lease payments	$593,412

NOTE 7 – AGREEMENTS AND COMMITMENTS

401(k) Profit Sharing Plan – LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2013 and 2012, matching contributions were expensed and totaled $11,902 and $17,323, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2013 and December 31, 2012:

	2013	2012
Vacation accrual	$4,093	$4,093
Allowance for doubtful Accounts	243,314	243,314
Reserve for obsolete inventory	32,844	19,925
Net current tax assets	$280,251	$267,332

Business tax credit carryover	25,379	25,379
Net operating loss carryover	1,906,914	856,517
Excess of book over tax depreciation	(810,526)	(805,949)
Long term tax asset	$1,121,767	$75,947

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

As of September 30, 2013, the Company had net operating loss carryovers of approximately $3,685,000 for U.S. federal tax purposes expiring through 2033, approximately $980,000 for Danish tax purposes which do not expire, $110,000 for German tax purposes which do not expire and $60,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate was as follows at September 30, 2013 and 2012:

	2013	2012
Computed tax at expected statutory rate	$(1,335,240)	$(346,516)
State and local income taxes, net of federal benefits	(15,743)	(5,349)
Non-deductible expenses	205,498	3,768
Non-US income taxed at different rates	100,735	3,203
Other items	(557)	(16,492)
Income tax expense (benefit)	$(1,045,307)	$(361,386)

The components of income tax expense (benefit) from continuing operations for the years ended September 30, 2013 and 2012 consisted of the following:

	2013	2012
Current income tax expense:
Danish	$-	$152,458
Federal	-	(145,020)
State	-	(45,547)
Current tax expense	$-	$(38,109)

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$-	$71,129

Net operating loss carryover	(1,032,389)	(310,138)
Allowance for doubtful accounts	-	(88,820)
Reserve for obsolete inventory	(12,918)	4,552
Deferred tax expense	$(1,045,307)	$(323,277)
Income tax expense (benefit)	$(1,045,307)	$(361,386)

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

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
Net Loss attributable to LiqTech International Inc.	$(903,956)	$(427,872)	$(2,881,869)	$(657,779)
Weighted average number of common shares used in basic earnings per share	24,511,500	24,111,500	24,329,082	23,488,208
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	$24,511,500	$24,111,500	$24,329,082	$23,488,208

For the nine months ended September 30, 2013, Parent had 2,564,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the nine months ended September 30, 2012, Parent had 2,044,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 6,625,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

Parent has authorized 100,000,000 shares of common stock, $0.001 par value. As of September 30, 2013 and December 31, 2012, there were 24,811,500 and 24,111,500 shares of common stock issued and outstanding, respectively.

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

Common Stock Issuance

During the nine months ended September 30, 2013, the Company issued 100,000 shares of common stock valued at $320,000 for services rendered.

During the nine months ended September 30, 2013, the Company issued 300,000 shares of common stock upon the exercise of warrants at $1.50 per share.

The Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 133,333 shares will vest on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of September 30, 2013, the Company has recorded deferred compensation of $675,556 and non-cash compensation expense of $284,444 relating to the awards.

Common Stock Purchase Warrants

As of September 30, 2013, there are outstanding warrants to purchase 7,025,575 shares of Parent common stock, of which 6,500,000 warrants are exercisable for cash at a price of $1.50 per share of common stock and will expire on December 31, 2016, 125,575 warrants are exercisable for cash at a price of $4.0625 per share of Parent common stock and will expire on March 7, 2017 and 400,000 warrants are exercisable for cash at a price of $2.35 per share of Parent common stock and will expire on March 31, 2014. At September 30, 2013 the Company had 200,000 non-vested warrants with a weighted average exercise price of $2.35, resulting in unrecognized compensation expense of $118,800, which is expected to be expensed over a weighted-average period of 0.50 years. We have recorded a non-cash compensation expense of $118,800 for the period ended September 30, 2013. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. For so long as the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants. At September 30, 2013, the Company issued 300,000 new warrants equal to the number of warrants exercised by the warrant holder having the same terms and conditions as the warrants exercised by the warrant holder, respectively, except each warrant issued has a strike price of $2.70 per share, the closing bid  price of Parent’s common stock as quoted on the OTCBB on September 23, 2013.  The warrants had a fair value of $ 349,389 and were recorded as stock offering costs.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers and directors of the Company. At September 30, 2013, 2,564,130 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted during 2013 using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term (Years)	4
Volatility	40.74
Risk free interest rate	0.67%
Dividend yield	0%

The Company recognized stock based compensation expense of $613,057 and $97,805 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 the Company had approximately $1,154,619 of unrecognized compensation cost related to non-vested options expected to be recognized through March 31, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at September 30, 2013 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

		$1.50	452,500	1.40	$1.50	452,500	$1.50
		$2.35	600,000	3.50	$2,35	150,000	$2,35
$3.00	-	$3.60	1,511,630	1.43	$3.06	1,440,253	$3.04
	Total		2,564,130	1.89	$2.62	2,042,753	$2.65

A summary of the status of the options at September 30, 2013, and changes during the period is presented below:

	September 30, 2013
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,964,130	$2.70	2.15	$0
Granted	600,000	2.35	3.50	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	2,564,130	$2.62	1.89	$700,375
Vested and expected to vest	2,564,130	$2.62	1.89	$700,375
Exercisable end of period	2,042,753	$2.65	1.63	$565,375

At September 30, 2013 the Company had 521,377 non-vested options with a weighted average exercise price of $2.48 and with a weighted average grant date fair value of $1.15, resulting in unrecognized compensation expense of $468,539, which is expected to be expensed over a weighted-average period of 3.28 years.

The total intrinsic value of options at September 30, 2013 was $700,375. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2013 (for outstanding options), less the applicable exercise price.

NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had no customers that accounted for more than 10% of total sales at September 30, 2013. The Company had four significant customers that accounted for 16%, 9%, 9% and 4% of total sales at September 30, 2012.

The Company sells products throughout the world, and sales by geographical region were as follows for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
United States and Canada	$736,958	$1,164,634	$2,264,368	$4,629,240
Australia	55,093	95,186	223,483	144,100
South America	4,679	31,214	30,058	290,191
Asia	493,542	328,325	1,645,025	1,148,140
Europe	1,659,333	1,496,112	4,991,740	7,198,856
	$2,949,605	$3,115,471	$9,154,674	$13,410,527

 The Company’s sales by product line were as follows for the three and six months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Ceramic diesel particulate	$1,386,565	$1,909,013	$4,858,841	$9,765,972
Liquid filters	1,440,849	1,042,101	3,679,719	3,328,719
Kiln furniture	122,191	164,357	616,114	315,836
	$2,949,605	$3,115,471	$9,154,674	$13,410,527

NOTE 12 – SUBSEQUENT EVENTS

Subsequent events have been evaluated by management through November 13, 2013. On or about October 11, 2013, Parent raised $4,051,000 in cash after certain holders exercised options and warrants having a strike price of $1.50 per share (75,000 options at $1.50 per share and 2,626,000 warrants at $1.50 per share, in the aggregate). $450,000 was received on September 30, 2013 and 3,601,000 was received subsequent to September 30, 2013. In exchange for exercising such options and warrants, such holders received, in the aggregate, 2,701,000 newly-issued shares of Parent common stock, plus new options and warrants in such amounts equal to the number of options and warrants exercised by each option and warrant holder having the same terms and conditions as the options and warrants exercised by each such option and warrant holder, respectively, except each option and warrant issued has a strike price of $2.70 per share, the closing bid price of Parent’s common stock as quoted on the OTCBB on September 23, 2013.

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

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration, diesel particulate filters for the control of soot exhaust particles from diesel engines and kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives in Singapore, Germany, France, Italy, Korea and Brazil. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK and LiqTech Delaware are referred to herein as our “Subsidiaries”. On August 23, 2012, LiqTech A/S, a Danish limited company (“LiqTech AS”) and former subsidiary of the Company was merged with and into LiqTech Int. DK.

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

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech” and “Cometas” brand names, we manufacture and sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water” and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

●

Produced water: Our membranes can be used for the filtration of "produced" water – a byproduct from oil and gas production. The amount of produced water varies between 0.1 to ten times the amount of oil produced. We have performed testing with many of the major international private and public oil and gas companies. We have been awarded a contract by one of the major international oil and gas companies to provide and service produced water filters on one of its offshore platforms. Our products have been delivered and the initial service period under the contract commenced.

●

Pre-filtration of reverse osmosis drinking water: Prior to passing through reverse osmosis membranes to produce drinking or industrial water from sea or surface water, the sea or surface water must be pre-filtered. We have performed successful tests for the pre-filtration of sea and surface water for this purpose with numerous clients, including Arteron in Malaysia, a company producing compact drinking water, Hoimyung Corp in South Korea, a supplier of industrial waste water systems and pretreatment for reverse osmosis, Kemic Water Cleaning in Denmark, a supplier of drinking water equipment, and Puretec in Israel, a producer of reverse osmosis systems.

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

●

Industrial applications: Our membranes have performed successful tests in industrial applications for the removal of a variety of substances such as heavy metal (Energy provider, Germany), legionella (HYTEK Italy), manure (Bioffuel Technology, Denmark), pool and spa water (Provital, Denmark) and raw sugar (Al Khaleej Sugar, UAE).

●

Producing clean drinking water: The potential for the use of LiqTech SIC membranes in drinking water production is diverse and the benefits are numerous. Some examples include: ground water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis.

●

Waste water treatment: Our membranes can be used to remove suspended solids in waste water treatment. Our membranes have performed successful tests for treating waste water with Imtech (Egypt), RIPE (China) and Asia Pacific Water Technologies in South Korea.

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

The FSM targets the waste water market, which we believe is among the most important applications in membrane technology. The MBR market reached a size of about $800 million in 2011 and is expected to grow at approximately 20% per year to exceed $3 billion in 2018 according to Global water market research team at Frost & Sullivan, published in Waterworld Magazine (source: www.waterworld.com/articles/wwi/print/volume-27/issue-2/regulars/creative-finance/membrane-multiplier-mbr.html).

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

For the years ended December 31, 2012 and 2011, we received grants from governmental entities of $549,648 and $3,039,118, respectively. For the period ended September 30, 2013, we received grants from governmental entities of approximately $275,000. In 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. If successful, we believe this may be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

We believe tightening government regulation and increasing industry awareness about the need for high quality injection water, will contribute to the implementation of membrane technology, since conventional technologies will not be able to meet these demands.

For the nine months ended September 30, 2013 and September 30, 2012, our sales of liquid filters and services were $3,679,719 and $3,328,719, respectively, and accounted for 40% and 25% of our total sales, respectively.

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

For the nine months ended September 30, 2013 and September 2012, our sales of diesel particulate filters were $4,858,841 and $9,765,972, respectively, and accounted for 53% and 73% of our total sales, respectively.

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

For the nine months ended September 30, 2013 and September 30, 2012, our sales of kiln furniture were $616,114 and $315,836, respectively, and accounted for 7% and 2% of our total sales, respectively.

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

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. To date, most of our sales have been in the transportation sector, and we are seeking to broaden our sales into other areas such as produced water in the oil and gas market, desalination market and other water purification markets. We had no customers who accounted for more than 10% of total sales at September 30, 2013. For the nine months ended September 30, 2012, our four largest customers accounted for approximately 16%, 9%, 9% and 4%, respectively, of our net sales (approximately 38% in total). We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 13 full-time sales personnel or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Research and Development

We currently have five full-time employees spending a majority of their time on research and development. For the nine months ended September 30, 2013 and 2012, we spent $350,515 and $470,502, respectively, on research and development.

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

Recent Developments

On September 30, 2013 and on or about October 9, 2013, Parent raised $4,051,000 in cash after certain holders exercised options and warrants having a strike price of $1.50 per share (75,000 options at $1.50 per share and 2,626,000 warrants at $1.50 per share, in the aggregate) including the exercise of 100,000 warrants by Aldo Petersen, our Chairman of the Board, 25,000 options by Lasse Andreassen, our founder and current Director and 50,000 options by Soren Degn, our Chief Financial Officer. The Company believes that the raise will provide additional flexibility to generate new orders and to sustain future growth. In exchange for exercising such options and warrants, such holders received, in the aggregate, 2,701,000 newly-issued shares of Parent common stock, plus new options and warrants in such amounts equal to the number of options and warrants exercised by each option and warrant holder having the same terms and conditions (including the maturity date) as the options and warrants exercised by each such option and warrant holder, respectively, except each option and warrant issued has a strike price of $2.70 per share, the closing bid price of Parent’s common stock as quoted on the OTCBB on September 23, 2013.

On September 20, 2013 we announced that a major U.S. oil company has ordered a LiqTech SiC membrane test system installation to be delivered by the end of this year. The end-user placed the order to confirm the properties of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On September 18, 2013 we announced that an East-European-based oil company has ordered a containerized (mobile) LiqTech SiC membrane test system installation. The order represents a value to LiqTech of $300,000 and is expected to be delivered by the end of this year. The end-user placed the order to confirm the properties of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On September 13, 2013 we announced that we received an additional purchase order from RIPE (Huzhou), a Chinese membrane system integrator.  The purchase order  was the third placed by RIPE in 2013 – significant order sizes of 256 sq. meters, 256 sq. meters and the latest for 480 sq. meters of membrane product. The three membrane systems ordered were for the same end-user (one of the largest dairy producers in the world) to treat agricultural wastewater.

On September 9, 2013 we announced that our silicon carbide (SiC) membranes are now National Sanitation Foundation (NSF) Certified. LiqTech's membranes were tested and certified by NSF International to NSF/ANSI Standard 61, which means they are now approved for usage in drinking water systems. The NSF/ANSI 61 is a performance based standard which ensures that components used in water treatment systems aren't leaching any harmful substances (ie – metals such as lead, chemicals, toxins, etc.).

Results of Operations

The following tables set forth our revenues, expenses and net income for the three and nine months ended September 30, 2013 and 2012. The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

	Three months ended September 30,
					Period to period change
	2013	As a % of Sales	2012	As a % of Sales	US$	Percent %
Net Sales	2,949,605	100%	3,115,471	100%	(165,866)	(5.3)
Cost of Goods Sold	2,675,132	90.7	2,536,463	81.4	138,669	5.5
Gross Profit	274,473	9.3	579,008	18.6	(304,535)	(52.6)
Operating Expenses:
Selling and Marketing	654,005	22.2	557,235	17.9	96,770	17.4
General and Administrative	568,944	19.3	565,284	18.1	3,660	0.6
Non-cash compensation	276,969	9.4	32,602	1.0	244,367	749.5
Research and Development	92,276	3.1	91,202	2.9	1,074	1.2
Total Operating Expenses	1,592,194	54.0	1,246,323	40.0	345,871	27.8

Loss from Operating	(1,317,721)	(44.7)	(667,315)	(21.4)	(650,406)	97.5

Interest and Other Income	9,313	0.3	12,455	0.4	(3,142)	(25.2)
Interest (Expense)	(14,381)	(0.5)	(7,376)	(0.2)	(7,005)	95.0
Gain on Currency Transactions	115,011	3.9	12,478	0.4	102,533	821.7
Total Other Income (Expense)	109,943	3.7	17,557	0.6	92,386	526.2

Income Before Income Taxes	(1,207,778)	(40.9)	(649,758)	(20.9)	(558,020)	85.9
Income Taxes Expense (Income)	(303,784)	(10.3)	(221,886)	(7.1)	(81,898)	36.9

Net Loss	(903,994)	(30.6)	(427,872)	(13.7)	(476,122)	111.3
Less Net income attributable to the non-controlled interest in subsidiaries	(38)	(0.0)	-	-	(38)	-
Net Loss attributable to LiqTech	(903,956)	(30.6)	(427,872)	(13.7)	(476,084)	111.3

	Nine months ended September 30,
					Period to period change
	2013	As a % of Sales	2012	As a % of Sales	$	Percent %
Net Sales	9,154,674	100%	13,410,527	100%	(4,255,853)	(31.7)
Cost of Goods Sold	8,025,657	87.7	10,325,668	77.0	(2,300,011)	(22.3)
Gross Profit	1,129,017	12.3	3,084,859	23.0	(1,955,842)	(63.4)
Operating Expenses
Selling and Marketing	1,943,522	21.2	1,816,612	13.5	126,910	7.0
General and Administrative	1,773,073	19.4	1,773,212	13.2	(139)	(0.0)
Non-cash compensation	1,051,857	11.5	97,805	0.7	954,052	975.5
Research and Development	350,515	3.8	470,502	3.5	(119,987)	(25.5)
Total Operating Expenses	5,118,967	55.9	4,158,131	31.0	960,836	23.1

Loss from Operating	(3,989,950)	(43.6)	(1,073,272)	(8.0)	(2,916,678)	271.8

Interest and Other Income	11,713	0.1	111,294	0.8	(99,581)	(89.5)
Interest (Expense)	(39,038)	(0.4)	(133,264)	(1.0)	94,226	(70.7)
Gain on Currency Transactions	78,037	0.9	76,077	0.6	1,960	2.6
Loss on Sale of Fixed Assets	(2,135)	(0.0)	-	0.0	(2,135)	-
Total Other Income (Expense)	48,577	0.5	54,107	0.4	(5,530)	(10.2)

Income Before Income Taxes	(3,941,373)	(43.1)	(1,019,165)	(7.6)	(2,922,208)	286.7
Income Taxes Expense (Income)	(1,045,307)	(11.4)	(361,386)	(2.7)	(683,921)	189.2

Net Loss	(2,896,066)	(31.6)	(657,779)	(4.9)	(2,238,287)	340.3
Less net income attributable to the non-controlled interest in subsidiaries	(14,197)	(0.2)	-	0.0	(14,197)	-
Net Loss attributable to LiqTech	(2,881,869)	(31.5)	(657,779)	(4.9)	(2,224,090)	338.1

Comparison of the three month periods ended September 30, 2013 and September 30, 2012

Revenues

Net sales for the three month period ended September 30, 2013 were $2,949,605 compared to $3,115,471 for the same period in 2012, representing a decrease of $165,866, or 5.3%. The decrease in sales consisted of a decrease in sales of DPFs and kiln furniture of $522,448 and $42,165, respectively and an increase in sales of liquid filters of $398,747. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the US market and the lack of new low emissions zone activity in Europe. The decrease in revenue for our kiln furniture compared to the same period in 2012 is mainly due to delays in new orders. The increase in demand for our liquid filters is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the three month period ended September 30, 2013 was $274,473 compared to $579,008 for the same period in 2012, representing a decrease of $304,535 or 52.6%. The decrease in gross profit was due to a decrease in sales for the period ended September 30, 2013 compared to the same period in 2012 and an increase in our reserve for obsolete inventory, and the level of fixed production costs compared to the lower 2013 sales.

Expenses

Total operating expenses for the three month period ended September 30, 2013 were $1,592,194, an increase of $345,871 or 27.8%, compared to $1,246,323 for the same period in 2012. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $96,770 or 17.4%, an increase in general and administrative expenses of $3,660 or 0.6%, an increase in non-cash compensation expenses of $244,367 or 749.5% and an increase in research and development expenses of $1,074 or 1.2% compared to the same period in 2012.

Selling and marketing expenses for the three month period ended September 30, 2013 were $654,005 compared to $557,235 for the same period in 2012, representing an increase of $96,770 or 17.4%. This increase is attributable to increased selling and marketing expenditures for the three month period ending September 30, 2013 compared to the same period in 2012. Although we believe that investment in sales will produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three month period ended September 30, 2013 were $568,944 compared to $565,284 for the same period in 2012, representing an increase of $3,660 or 0.6%. The levels for the three months ended both September 30, 2013 and 2012 were approximately what we expected and can expect at the moment for compared periods going forward.

Non-cash compensation expenses for the three month period ended September 30, 2013 were $276,969 compared to $32,602 for the same period in 2012, representing an increase of $244,367 or 749.5%. This increase is attributable to increased non-cash compensation expense for share and warrants for services performed and options granted to employees and management.

The Following is a summary of our non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2013	2012
Compensation upon vesting of stock options granted to employees and the board of directors	$63,347	$32,602
Compensation for vesting of restricted stock awards issued to the board of directors	154,222	-
Warrants	59,400	-
Total Non-Cash Compensation	$276,969	$32,602

Research and development expenses for the three month period ended September 30, 2013 were $92,276 compared to $91,202 for the same period in 2012, representing an increase of $1,074 or 1.2%. This increase is attributable to increased research and development expenditures for the three month period ending September 30, 2013 compared to the same period in 2012.

Net Income/(Loss)Attributable to the Company

Net loss attributable to the Company for the three month period ended September 30, 2013 was $903,956 compared to $427,872 for the same period in 2012, representing a decrease of $476,084, or 111.3%. This decrease was primarily attributable to a decrease of $304,535 in our gross profit and an increase in operating expenses of $345,871 partially offset by a decrease of $81,898 in income tax expense. The largest contributor to the increase in operating expenses was an increase in non-cash compensation expenses of $244,367 or 749.5%, compared to the same period in 2012.

Comparison of the nine month periods ended September 30, 2013 and September 30, 2012

Revenues

Net sales for the nine month period ended September 30, 2013 were $9,154,674 compared to $13,410,527 for the same period in 2012, representing a decrease of $4,255,853, or 31.7%. The decrease in sales consisted of a decrease in sales of DPFs $4,907,131 and an increase in sales of liquid filters and kiln furniture of $351,000 and $300,278, respectively. The decrease in demand for our DPFs is mainly due to a postponement in the use of mandates in the US market and the lack of new low emissions zone activity in Europe. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of our products.

Gross profit

Gross profit for the nine month period ended September 30, 2013 was $1,129,017 compared to $3,084,859 for the same period in 2012, representing a decrease of $1,955,842 or 63.4%. The decrease in gross profit was due to a decrease in sales for the period ended September 30, 2013 compared to the same period in 2012.

Expenses

Total operating expenses for the nine month period ended September 30, 2013 were $5,118,967, an increase of $960,836, or 23.1%, compared to $4,158,131 for the same period in 2012. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $126,910 or 7.0%, an increase in non-cash compensation expenses of $954,052 or 975.5%, a decrease in general and administrative expenses of $139 or 0.0% and a decrease in research and development expenses of $119,987 or 25.5% compared to the same period in 2012.

Selling and marketing expenses for the nine month period ended September 30, 2013 were $1,943,522 compared to $1,816,612 for the same period in 2012, representing an increase of $126,910 or 7.0%. This increase is attributable to increased selling and marketing expenditures for the nine month period ending September 30, 2013 compared to the same period in 2012. Although we believe that investment in sales will produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the nine month period ended September 30, 2013 were $1,773,073 compared to $1,773,212 for the same period in 2012, representing a decrease of $139 or 0.0%.

Non-cash compensation expenses for the nine month period ended September 30, 2013 were $1,051,857 compared to $97,805 for the same period in 2012, representing an increase of $954,052 or 975.5%. This increase is attributable to increased non-cash compensation expense for shares, warrants for services and options granted to employees and management.

The Following is a summary of our non-cash compensation:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Compensation upon vesting of stock options granted to employees and the board of directors	$328,613	$97,805
Compensation for vesting of restricted stock awards issued to the board of directors	284,444	-
Value of stock granted for third-party services	320,000	-
Warrants	118,800	-
Total Non-Cash Compensation	$1,051,857	$97,805

Research and development expenses for the nine month period ended September 30, 2013 were $350,515 compared to $470,502 for the same period in 2012, representing a decrease of $119,987 or 25.5%. This decrease is attributable to decreased research and development expenditures for the nine month period ending September 30, 2013 compared to the same period in 2012.

Net Income/(Loss) Attributable to LiqTech

Net loss attributable to the Company for the nine month period ended September 30, 2013 was $2,881,869 compared to $657,779 for the same period in 2012 or 338.1%, representing a decrease of $2,224,090. This decrease was primarily attributable to a decrease of $1,955,842 in our gross profit and an increase in operating expenses of $960,836 partially offset by a decrease of $683,921 in income tax expense. The largest contributor to the increase in operating expenses was an increase in non-cash compensation expenses of $954,052 or 975.5%, compared to the same period in 2012.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through internally generated cash from operations and lines of credit. At September 30, 2013 the Company did not have any available lines of credit with any lender. At September 30, 2013, we had cash of $1,562,652 and working capital of $6,344,883 and at December 31, 2012 we had cash of $3,873,338 and working capital of $8,069,595. At September 30, 2013, our working capital decreased by $1,724,712 compared to December 31, 2012. Total current assets were $9,271,041 and $11,826,816 at September 30, 2013 and December 31, 2012, respectively and total current liabilities were $2,926,158 and $3,757,221 at September 30, 2013 and December 31, 2012, respectively.

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

On October 9, 2013 we announced that the warrant and option exchange offer raised $4,051,000 which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech, $450,000 was received on September 30, 2013 and $3,601,000 was received subsequent to September 30, 2013. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gives the Company additional flexibility to generate new orders and sustain future growth.

In general, lines of credit in Denmark are due on demand. Our lines of credit with the bank were called in July 2013. Since our public offering in March 2012 we have not drawn any amount on our lines of credit.

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

Cash Flows

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the period ended September 30, 2013 was $2,232,414, representing a decrease of $1,002,123, compared to cash used by operating activities of $1,230,291 for the period ended September 30, 2012. The $2,232,414 in cash used by operating activities for the period ended September 30, 2013 was mainly due to the net loss of $2,896,066, the increases of $919,145 in inventory and a decrease of $845,102 in accounts payable, partially offset by a decrease of $1,177,222 in accounts receivable.

The increases in inventory, the decrease in accounts receivable and the decrease in accounts payable were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $415,645 for the year period ended September 30, 2013, as compared to cash used in investing activities of $1,185,283 for the period ended September 30, 2012. Cash used in investing activities decreased in 2013, compared to 2012 during the reporting periods and this decrease was primarily due to a decrease of $650,640 in the purchase of equipment.

Cash provided by financing activities was $317,856 for the period ended September 30, 2013, as compared to cash provided by financing activities of $5,063,947 for the period ended September 30, 2012. This change of $4,746,091 in cash provided by financing activities in 2012, compared to 2013, was primarily due to cash received in connection with the stock offering during the first quarter 2012, when the Company issued 2,511,500 new shares of common stock at $3.25 per share.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the nine months ended September 30, 2013 and 2012, no impairment charge of long-lived assets has been recorded.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of September 30, 2013, we had total furnace parts and supplies of $1,011,408, raw material of $710,226, work-in-process inventory of $2,022,679, total finished goods inventory of $1,290,462 and reserve a for obsolescence of $216,079. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

On September 30, 2013 and on or about October 11, 2013, Parent raised $4,051,000 in cash after certain holders exercised options and warrants having a strike price of $1.50 per share (75,000 options at $1.50 per share and 2,626,000 warrants at $1.50 per share, in the aggregate). In exchange for exercising such options and warrants, such holders received, in the aggregate, 2,701,000 newly-issued shares of Parent common stock, plus new options and warrants in such amounts equal to the number of options and warrants exercised by each option and warrant holder having the same terms and conditions as the options and warrants exercised by each such option and warrant holder, respectively, except each option and warrant issued has a strike price of $2.70 per share, the closing bid price of Parent’s common stock as quoted on the OTCBB on September 23, 2013.

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

LiqTech International, Inc.

Dated: November 14, 2013	/s/ Finn Helmer
Finn Helmer, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)