Form 10-K
period 2013-12-31
LIQTECH INTERNATIONAL INC
filed 2014-03-27
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53769

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2013, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $2.93 per share on June 30, 2013 was $44,713,370. As of March 25, 2014, there were 27,212,500 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

Item 1.      Business

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters for the control of soot exhaust particles from diesel engines. We are phasing out the fabrication of kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives in Singapore, Germany, France, Italy, Korea and Brazil. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

Our Products

We manufacture and sell ceramic membranes for the filtration of liquid and diesel particulate filters for the control of soot exhaust particles from diesel engines.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech” and “Cometas” brand names, we manufacture and sell ceramic silicon carbide membranes for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

●

Produced water: Our membranes can be used for the filtration of "produced" water – a byproduct from oil and gas production. The amount of produced water varies between 0.1 to ten times the amount of oil produced. We have performed testing with many of the major international private and public oil and gas companies. We have been awarded a contract by one of the major international oil and gas companies to provide and service produced water filters on one of its offshore platforms. Two additional commercial installations have been commissioned with the LiqTech membranes.

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

●

Industrial applications: Our membranes have performed successful tests in industrial applications for the removal of a variety of substances such as heavy metal (Energy provider, Germany), legionella (HYTEK Italy), manure (Bioffuel Technology, Denmark), pool and spa water (Provital, Denmark) and raw sugar (Al Khaleej Sugar, UAE). We have supplied membranes to these applications and additional membranes are currently in the tendering phase.

●

Producing clean drinking water: The potential for the use of LiqTech SiC membranes in drinking water production is diverse and the benefits are numerous. Some examples include: ground water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis.

●

Waste water treatment: Our membranes can be used to remove suspended solids in waste water treatment. Our membranes have performed successful tests for treating waste water with Imtech (Egypt), RIPE (China) and Asia Pacific Water Technologies in South Korea, and we have sold membranes for several commercial installations.

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

On February 14, 2013, we announced that our ultra-filtration Silicon Carbide (SiC) membrane product has been approved for liquid sterilization according to the recognized American Society for Testing and Materials (ASTM) standard F838-05 for liquid filtration. This standard is widely used for pharmaceutical, food & beverage and drinking water applications. We are currently working with the customers in this area, and we believe market demand is increasing.

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

The product was developed with funding from the Danish foundation for Green Development and Demonstration Program (GUDP – Groen udvikling og demonstrations program). The foundation has partially funded the development of the SiC membrane discs for concentration of manure. However, we retain full ownership of the intellectual property. Concentration of manure will enhance the production of biogas compared to gasification of raw manure, and will limit the CO2 emission from transportation of the untreated manure prior to the gasification.

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

On March 5, 2013, we announced that we have launched a new state-of-the-art SiC Flat Sheet Membrane (FSM) for Membrane Bioreactors (MBR) and Moving Bed Bioreactors (MBBR) for wastewater treatment.

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

The high clean-water permeability of the SiC material, being around 10 times more permeable than conventional polymeric 0.1um UF membranes and 24 times more permeable than aluminum oxide 0.1um UF membranes (competing ceramic material), allows compact systems to save valuable footprint space for our customers.

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

We entered into cooperation agreements with two system integrators with specific know-how and market access to develop market-driven products with what we believe to be the best value proposition. We generated $5,000 in revenue from the sales of FSMs in 2013.

On April 23, 2013, we announced our first commercial pool installation order in North America placed by Provital Solutions. Subsequently, on December 18, 2013, we announced receipt of an additional order placed by Provital Solutions for SiC membranes. We believe that the large number of existing pool market installations and the liquid capacity being treated makes the use of SiC membranes as a sand filter replacement a very promising market opportunity.

On September 13, 2013, we announced that we received an additional purchase order from RIPE (Huzhou), a Chinese membrane system integrator. The purchase order was the third placed by RIPE in 2013 – significant order sizes of 256 sq. meters, 256 sq. meters and the latest for 480 sq. meters of membrane product. The three membrane systems ordered were for the same end-user (one of the largest dairy producers in the world) to treat agricultural wastewater.

On September 18, 2013, we announced that an East-European-based oil company ordered a containerized (mobile) LiqTech SiC membrane test system installation. The order represents a value to LiqTech of $300,000 and was delivered by the end of the year. The end-user placed the order to confirm the properties of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On September 20, 2013, we announced that a major U.S. oil company ordered a LiqTech SiC membrane test system installation to be delivered by the end of the year. The end-user placed the order to confirm the properties of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On December 18, 2013, we announced that we received an additional order for SiC membranes valued at $370,000 by Danish company Provital Solutions. The purchase order was placed by Provital Solutions as a consequence of additional system orders for 2014, and thus adding to the $500,000 order we received earlier in 2013. The SiC membranes will be delivered over the next 12 months.

On Jan. 30, 2014 we announced after extensive testing that we received a production order for flat sheet silicon carbide membranes from the Middle East. The initial flat sheet silicon carbide membranes order is for 250 m2 and is scheduled for delivery in March 2014.

On March 3, 2014 we announced that we received a purchase order of approximately $300,000 for a prototype system based upon the LiqTech SiC membranes. The algae system will be based on a new development in the membrane technology from LiqTech. The prototype system is to be used to concentrate an algae stream as a part of the harvesting process. Preliminary tests have shown that the LiqTech SiC membranes offer a higher throughput, high algae concentration and require less energy compared to other membrane products.

For the years ended December 31, 2013 and 2012, we received grants from governmental entities of $502,464 and $549,648, respectively. In 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. If successful, we believe this may be the first inorganic reverse osmosis membrane ever developed. The goal is to produce clean drinking water from sea water.

We believe tightening government regulation and increasing industry awareness about the need for high quality injection water will contribute to the implementation of membrane technology, since conventional technologies will not be able to meet these demands.

For the years ended December 31, 2013 and December 31, 2012, our sales of liquid filters and services were $5,081,848 and $4,192,063, respectively, and accounted for 40% and 25% of our total sales, respectively.

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

For the years ended December 31, 2013 and 2012, our sales of diesel particulate filters were $6,932,558 and $12,181,744, respectively, and accounted for 54% and 72% of our total sales, respectively.

Kiln Furniture

Kiln furniture refers to all items used in a kiln to support ceramics that create additional space to maximize the number of items for each firing. Our high-quality SiC kiln furniture is thinner (allowing more items to be added for each firing), withstands higher heat, lasts longer and reduces the firing time (reducing energy costs) as compared to cordierite, mullite and oxide bonded kiln furniture.

Although we have produced kiln furniture as a means to maximize the efficiency of our manufacturing process and not as one of our primary products, we intend to phase out this commercial product in 2014.

For the years ended December 31, 2013 and December 31, 2012, our kiln furniture revenues were $811,762 and $548,031, respectively, and accounted for 6% and 3% of our total sales, respectively.

Our Competitive Strengths

 We believe the following strengths position us to increase our revenue and profitability:

●

Advantages of Silicon Carbide Membranes. Our diesel exhaust and liquid filtration products utilize silicon carbide membranes which have certain qualities that we believe make our products more desirable than those of our competitors. Unlike filtration products that use aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (hydrophilicity is the tendency of a surface to become wet or to absorb water) which results in unique flux (low energy consumption). Silicon carbide is also highly durable, with hardness next to diamonds, making it conducive to being used in a variety of industrial settings. As a result, we believe that such superior properties make our products desirable in both exhaust emissions control products and liquid filtration products.

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

Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025. (Source: https://blueplanetnetwork.org/water/). According to Pike Research, the annual global investment in desalinization is estimated to reach $16.6 billion by 2016. As a result, we anticipate that global demand will increase for products such as ours that can be used to provide clean water.

●

Broad Application of LiqTech Membranes. Our membranes can and have been applied in a variety of applications, including the processing of industrial waste water, produced water and pretreatment of drinking water, prefilters for reverse osmosis, oil emulsion separation, bacteria removal, clearing of wine and beer, and separating metals from liquids used in industrial processes.

●

Marketing and Manufacturing in Two Key Markets and Expanding to Other Key Market. We have production and sales capacity in North America and Europe. We also sell our products through offices and agents in several key countries such as Singapore, Germany, Korea, France, Italy and Brazil, and we have established customer relations in more than 15 countries.

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

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●

Enter New Geographic Markets and Expand Existing Markets. We plan on continuing to manufacture and sell our products out of Denmark and the United States. In October 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore. We also intend to expand our production capability to Asia when needed, by investing in a new production facility in South Korea, along with opening new marketing offices on the continent. In addition to utilizing local representatives, we intend to also establish sales outlets with technical support in other European nations such as Italy, while expanding to other markets. In certain other locations such as Japan, China and Australia, we intend to work with agents and partners to access such markets.

●

Continue to Strengthen Position in DPF Market. We believe that we have a strong position in the retrofit market for diesel particulate filter systems. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market and expand our presence in the OEM market with new products relating to diesel particulate filter systems. We intend to leverage our products and experience, as the global DPF market is expected to undergo significant growth.

●

Continue to Develop and Improve Technologies and Open New End Markets. We intend to continuously develop our ceramic membrane and improve the filtration efficiency for our filtration products. Through continuous development, we intend to find new uses for our products and plan to expand into any new markets that we believe would be appropriate for our Company. One of our key strategies is to develop our membrane applications together with our customers including, for example, the development of the next generation of diesel particulate filters with asymmetric design for the OEM market. We also plan on manufacturing a SiC membrane of 0.01 microns or less, which would position us to enter the ultrafiltration market.

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

Our Industry

Overview

We primarily serve two industries - the diesel particle filter market and the liquid filtration market. Our goal is to position ourselves to expand on and leverage our products and technology and to take advantage of the favorable industry trends that we anticipate.

Liquid Filtration Market

Water is essential for life on earth and clean water is of vital importance for human survival. One-third of the human population is living today with clean water shortcomings and this is expected to increase to two-thirds of the population by 2025 due to the growing population. (Source: WHO -http://www.who.int/heli/risks/water/water/en/index.html). According to the World Health Organization, approximately 1.6 million children die every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for membrane filtration is growing rapidly, with more and larger plants being commissioned all over the world.

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

Diesel Particulate Filter Market

Diesel emissions consist of several toxic gasses and particles: particulate matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days a year are attributable to diesel particulate matter exposures. The Abt Associates report, using EPA science advisory board methodology, estimated that the monetary value of the health damages from diesel-related particulate matter in the U.S. was approximately $139 billion (in 1999 dollars). Reducing diesel emissions will have both health benefits and social benefits to society, along with reduced costs.

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

Our diesel particulate filter removes more than 95% of the soot in diesel emissions and, in many installations, up to 99%. Our catalysts remove and reduce carbon monoxide and hydrocarbons in the same emission control system when installed on the filter or as a separate diesel oxidation catalyst.

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

For the year ended December 31, 2013, our four largest customers accounted for approximately 10%, 6%, 5% and 5%, respectively, of our net sales (approximately 26% in total). For the year ended December 31, 2012, our four largest customers accounted for approximately 13%, 12%, 10% and 7%, respectively, of our net sales (approximately 42% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations. Furthermore, a significant portion of our account receivables is concentrated with these major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us.

We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 20 full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Intellectual Property

Our success depends in part upon our ability to obtain, maintain and protect intellectual property rights that cover our silicon carbide product forms, applications and/or manufacturing processes and specifications and the technology or know-how that enable these product forms, applications, processes and specifications, and to avoid and defend against claims that we infringe upon the intellectual property rights of others and to prevent the unauthorized use of our intellectual property. Silicon carbide is a well-known material which was developed over 100 years ago and thus, extensive research, development and publication on this material exists, making it difficult to obtain intellectual property rights to key elements of silicon carbide technology. Accordingly, at least some of the technology used in the manufacture of our re-crystallized silicon carbide products is not protected by patents. Where we consider it appropriate, we seek to protect our proprietary rights by filing United States and foreign patent applications related to technology, inventions and improvements that we consider patentable and important to the development and conduct of our business. We also rely on trade secrets, trademarks, licensing agreements, confidentiality and nondisclosure agreements, business partnerships and continuing technological innovation to safeguard our intellectual property rights and develop and maintain our competitive advantage.

As of March 18, 2014, we had one issued United States patent that we co-own with a third party, one pending United States patent application, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On August 8, 2013 we filed a new patent application related to the silicon carbide membrane technology in Denmark. This will be the basis for another filing in the United States in the future. Our patent strategy is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 18, 2014, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

Government Regulation

We do not believe that we are subject to any special governmental regulations affecting our products in the countries in which we have operations, except that in Minnesota, we are required to comply with the Minnesota Air Pollution standards related to the use of our incinerators located in our Minnesota facilities. We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include the Federal Occupation Safety and Health Act and comparable state legislation. We are also subject to similar requirements in other countries in which we have extensive operations, including Denmark, where we are subject to various regulations. These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly workplace for all of our employees and those who work with us.

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

Research and Development

We currently have five full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2013 and 2012, we spent $499,972 and $742,009, respectively, on Company-sponsored research and development.

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

Employees

As of March 18, 2014, we had 84 employees, 80 of whom were full-time employees. We had 57 employees at our operations in Denmark, including five in Research and Development, ten in sales and engineering and two in executive management. We also had 22 employees in the United States, one of whom was in executive management; the others were employed in sales and production. We also had four employees in Singapore, one of whom was in executive management; the others were employed in sales and engineering and administration and one employee in Germany.

Certain labor employees in Denmark are represented by workers’ councils that have collective bargaining agreements. With the exception of said Denmark employees, no other employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that our relations with our employees are good.

Corporate Information

We filed our Articles of Incorporation on July 1, 2004 and are incorporated under the laws of the State of Nevada. Our principal executive offices are located at Industriparken 22C, 2750 Ballerup, Denmark, and our telephone number is +4544986000. We maintain an Internet website at www.liqtech.com. The information contained in, or accessible from, our website is not a part of this report.

Item 1A.   Risk Factors

RISKS RELATED TO OUR BUSINESS

We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The recent worldwide recession has had, and the European debt crisis and the continuing uncertainty as to economic recovery may have, adverse consequences for our customers and our business. The uncertain macroeconomic environment in the U.S. and other countries around the globe from which we derive significant sales may adversely affect our results and could have a negative impact on demand for our products as the prospects, strength and timing of the current recovery remain uncertain as well as the possibility of another recession in the U.S. and other countries around the globe. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

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

 Where we consider it appropriate, we seek patent protection in the United States and other countries on technologies used in, or relating to, our re-crystallized silicon carbide product forms, applications and manufacturing processes. As of March 18, 2014, we had one issued United States patent and three issued foreign patents, all of which we co-own with a third party. The issuance of a patent is not conclusive as to its scope, validity and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals, or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

As of March 18, 2014, we had one pending United States patent application and one pending foreign patent applications. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot assure that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office and relevant foreign patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the United States Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

Moreover, others may independently develop and obtain patents covering technologies that are similar or superior to the product forms, applications or manufacturing processes that we employ. If that happens, we may need to obtain licenses for these technologies and may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business. In addition, third parties could practice our intellectual property rights in territories where we do not have intellectual property protection. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries, which could have a materially adverse effect on our business.

Our contracts with third parties could negatively affect our intellectual property rights.

To further our product development efforts, we continue to work closely with customers, the Danish government and other third parties to research and develop advancements in silicon carbide product forms, applications, manufacturing processes and related products and technologies. We have entered into agreements with private third parties and have been awarded a research and development contract with the Danish government to independently and jointly research, design and develop new devices and systems that incorporate our silicon carbide technologies. We expect to enter into similar private agreements and be awarded similar government contracts in the future. In some instances, the research and development activities that we conduct under these contracts may produce intellectual property to which we may not have ownership or exclusive rights and will be unable to protect or monetize. Furthermore, there could be disputes between us and a private third party as to the ownership rights to any inventions that we develop in collaboration with such third party. Any such dispute may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business or harm our reputation.

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

We rely on sub-contractors to meet current demand for our products and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure to do so could have a materially adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and developing and marketing new products. We do not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house will require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them, which could have a materially adverse effect on our operations.

Historically, we have been dependent on a few major customers for a significant portion of our Company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

During the year ended December 31, 2013, we had four customers who accounted for approximately 26% of our total revenues. During the year ended December 31, 2012, we had four (4) customers who accounted for approximately 42% of our total revenues. If we are unable to diversify our customer base, our future results will be heavily dependent on these customers.  Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations.

Furthermore, a significant portion of our account receivables is concentrated with these major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us. For example, on January 21, 2013, we received notice that a customer who accounted for 12.4% of total sales for the year ended December 31, 2012 had the courts appoint a receiver.  The Company has established an allowance of $700,000 against the receivables due from this customer.  The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations.  The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen.  A part of the Company’s outstanding receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its receivables may also be higher in certain international markets and its ability to mitigate such risks may be limited.  While the Company has procedures to monitor and limit exposure to credit risk on its receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a materially adverse effect on our business.

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

We could become liable for damages resulting from our manufacturing activities, which could have a materially adverse effect on our business or cause us to cease operations.

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

We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives which ultimately could have a materially adverse effect on our financial condition and results of operations.

 As a public company, we expect to continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time and financial resources to these compliance initiatives.

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

We will need to add qualified additional personnel as we expand our business, and we may not be able to employ such persons, which could affect our ability to expand and have a materially adverse effect on our business.

Our current employees are spending virtually all of their time on our existing products and customers. In order to expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to locate such persons, and even if we locate them, we may not have the funds to employ them, which could have a materially adverse effect on our business.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team, the loss of whom could have a materially adverse effect on our business.

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

On October 9, 2013 we announced that the warrant and option exchange offer raised $4,051,000 which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech, $450,000 was received on September 30, 2013 and $3,601,000 was received in October, 2013. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gives the Company additional flexibility to generate new orders and sustain future growth.

We intend to use the net proceeds from the offering and the exercise of warrants and options for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. However, we can provide no assurance that the net proceeds from the offering and the exercise of warrants and options will be adequate to achieve our long term goals. The continued growth of our business will depend in part upon our ability to continue to develop new products and to make strategic acquisitions. We may not generate sufficient cash flow from our operations to allow us to fund these activities. We may need to sell additional equity or borrow funds in order to develop these growth strategies and our inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect our business and future growth.

RISKS RELATED TO OUR COMMON STOCK

There is limited trading volume of our common stock, which could make it difficult for you to liquidate an investment in our common stock in a timely manner.

Since December 2, 2013, our common stock has been traded on NYSE MKT under the symbol LIQT. Because there is limited volume of our common stock, investors may not be able to liquidate their investments when they want.

In addition, if we fail to meet the criteria set forth in SEC and NYSE MKT rules and regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

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

Approximately 26.0% of our common stock is beneficially owned by our officers and directors, who have the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of March 18, 2014, 7,451,585 shares, or 26.0%, of our common stock, including stock options and warrants, were beneficially owned by our officers and directors, including 3,263,541 shares, or 11.9%, of our common stock beneficially owned by Aldo Petersen, our Chairman of the Board and 2,774,332 shares, or 10.0%, of our common stock beneficially owned by Lasse Andreassen, our previous director (resigned from the board on March 3, 2014. As a result, our officers and directors and Aldo Petersen and Lasse Andreassen, in particular, are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. This could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 55,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 45,000 square feet is used for production. The lease will expire on August 31, 2018. Our U.S. operations are located at 1800 - 1810 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 30,000 square feet, of which 6,000 square feet is used for office space and 24,000 square feet is used for production. The lease will expire on February 28, 2017.

Item 3.     Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on NYSE MKT under the symbol LIQT. Prior to the Merger, there was not an active market and no trading volume during fiscal year 2010. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2014	High	Low
1st Quarter (through March 17, 2014)	$2.71	$1.82

2013	High	Low
4th Quarter	$2.98	$2.07
3rd Quarter	3.13	2.44
2nd Quarter	3.44	2.35
1st Quarter	2.42	1.33

2012	High	Low
4th Quarter	$1.70	$1.23
3rd Quarter	2.20	1.36
2nd Quarter	3.31	2.21
1st Quarter	4.50	3.13

2011	High	Low
4th Quarter	$3.23	$3.15
3rd Quarter	3.40	3.01
2nd Quarter	—	—
1st Quarter	—	—

The above table is based on a report provided by the OTC Markets Group, Inc. until December 2 and NYSE MKT for the rest of the period. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Based upon information supplied to us by our transfer agent as of March 10, 2014, we had approximately 64 stockholders of record.

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

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October, 2011, we changed our name to LiqTech International, Inc. For more than a decade we have developed and manufactured products of re-crystallized silicon carbide. We have been specializing in three business areas: ceramic membranes for liquid filtration, diesel particulate filters for the control of soot exhaust particles from diesel engines and kiln furniture for the refractory industry. We are a cleantech company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies.

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

LiqTech USA owns all of the outstanding equity interests in LiqTech Denmark (On August 23, 2012, LiqTech A/S, a Danish limited company (“LiqTech Denmark”) and former subsidiary of the Company was merged with and into LiqTech Denmark International.), LiqTech Int. DK (formerly known as Cometas) and LiqTech Delaware. In June and July 2011, LiqTech USA entered into agreements to acquire (i) all of the outstanding equity interests in LiqTech Denmark and (ii) all of the outstanding equity interests in LiqTech Int. DK and LiqTech Delaware not owned by LiqTech Denmark, directly from the holders of such equity interests (the “LiqTech Acquisition Agreements”). In exchange for such equity interests, LiqTech USA agreed to pay to such holders in the aggregate (i) $4,637,315 in cash, (ii) promissory notes in the principal amounts of DKK 19,500,000 (which was equal to $3,765,351 based upon the currency exchange rate of $1.00 = DKK 5.1788 as of August 22, 2011) and (iii) 9,308,333 shares of LiqTech USA’s common stock.

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

2013 Developments

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

On March 20, 2013, LiqTech Denmark International entered into a Joint Development Agreement with FMC Technologies, Inc. ("FMC") pursuant to which the parties shall combine their respective expertise to develop a filtration system for processing flowback fluids in unconventional shale oil/gas applications (i.e., oil and gas resources which cannot be explored, developed and produced by conventional processes).  LiqTech Denmark International shall provide the Company's SiC Filters and FMC shall provide certain operational, field know-how, engineering, and fabricating technical resources in order to develop a robust filtration system.  In connection with the development agreement, the parties also entered into a master supply agreement whereby LiqTech Denmark International shall supply SiC Filters to FMC, on an exclusive basis for unconventional shale oil/gas applications and on a non-exclusive basis for other gas/oil processing applications.  To maintain exclusivity through 2014, FMC has agreed to purchase a minimum amount of SiC Filters for a commercial test unit which is anticipated to be completed by June 30, 2014.  FMC will determine the success of the system by the end of 2014 and if successful, FMC will commit to additional purchases within six months and exclusivity will be extended through June 30, 2015.  To maintain exclusivity beyond that point, FMC has agreed to purchase certain minimum amounts of SiC Filters through the end of 2016, 2018 and thereafter in accordance with an agreed upon schedule.  The agreement may be terminated by FMC at any time upon notice to LiqTech Denmark International.

Special Offer to Warrant and Option Holders

On October 9, 2013 we completed the special offer to warrant and option holders. We raised $4,051,000 which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech. The additional capital was an orderly solution to improving our capital structure as well as enhancing the ability of our listing on an exchange. In addition, the new capital gives us additional flexibility to generate new orders and sustain future growth.

Additional 2013 Developments

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

The independent Danish Technological Institute (DTI) laboratory conducted a sterile membrane certification according to the ASTM standard. Following the test procedure set forth by ASTM, our SiC membranes were evaluated in terms of bacteria rejection. DTI conducted in that certification that the membrane filter has the ability to retain bacteria corresponding to a log 7 reduction. The ability to retain bacteria corresponding to a log 7 reduction (99.99999% removal) is recognized as sterile filtration, i.e. the membrane can be considered as a bacterial barrier.  On the basis of this achieved ASTM standard, we are now considering expanding our strategic focus beyond the existing business areas of industrial wastewater treatment and produced water treatment toward new areas such as Biotech, food & beverage, and drinking water, where our SiC membranes may offer sterile filtration with a significant value proposition for the end-users.

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

The product was developed with funding from the Danish foundation for Green Development and Demonstration Program (GUDP – Groen udvikling og demonstrations program). The foundation has partially funded the development of the SiC membrane discs for concentration of manure. However, we retain full ownership of the intellectual property. Concentration of manure will enhance the production of biogas compared to gasification of raw manure, and will limit the CO2 emission from transportation of the untreated manure prior to the gasification.

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

We entered into cooperation agreements with two system integrators with specific know-how and market access to develop market-driven products with what we believe to be the best value proposition. We generated $5,000 in revenue from the sales of FSMs in 2013.

On April 23, 2013, we announced our first commercial pool installation order in North America placed by Provital Solutions. Subsequently, on December 18, 2013, we announced receipt of an additional order placed by Provital Solutions for SiC membranes. We believe that the large number of existing pool market installations and the liquid capacity being treated makes the use of SiC membranes as a sand filter replacement a very promising market opportunity.

On September 13, 2013, we announced that we received an additional purchase order from RIPE (Huzhou), a Chinese membrane system integrator. The purchase order was the third placed by RIPE in 2013 – significant order sizes of 256 sq. meters, 256 sq. meters and the latest for 480 sq. meters of membrane product. The three membrane systems ordered were for the same end-user (one of the largest dairy producers in the world) to treat agricultural wastewater.

On September 18, 2013, we announced that an East-European-based oil company ordered a containerized (mobile) LiqTech SiC membrane test system installation. The order represents a value to LiqTech of $300,000 and was delivered by the end of the year. The end-user placed the order to confirm the properties of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On September 20, 2013, we announced that a major U.S. oil company ordered a LiqTech SiC membrane test system installation to be delivered by the end of the year. The end-user placed the order to confirm the properties of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On December 18, 2013, we announced that we received an additional order for SiC membranes valued at $370,000 by Danish company Provital Solutions. The purchase order was placed by Provital Solutions as a consequence of additional system orders for 2014, and thus adding to the $500,000 order we received earlier this year. The SiC membranes will be delivered over the next 12 months.

On Jan. 30, 2014 we announced after extensive testing that we received a production order for flat sheet silicon carbide membranes from the Middle East. The initial flat sheet silicon carbide membranes order is for 250 m2 and is scheduled for delivery in March 2014.

On March 3, 2014 we announced that we received a purchase order of approximately $300,000 for a prototype system based upon the LiqTech SiC membranes. The algae system will be based on a new development in the membrane technology from LiqTech. The prototype system is to be used to concentrate an algae stream as a part of the harvesting process. Preliminary tests have shown that the LiqTech SiC membranes offer a higher throughput, high algae concentration and require less energy compared to other membrane products.

Results of Operations

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2013 and 2012.

					Period to period change
	2013	As a % of Sales	2012	As a % of Sales	$	Percent %
Net Sales	12,826,168	100%	16,921,838	100%	(4,095,670)	(24.2)
Cost of Goods Sold	11,514,463	89.8	14,217,713	84.0	(2,703,250)	(19.0)
Gross Profit	1,311,705	10.2	2,704,125	16.0	(1,392,420)	(51.5)
Operating Expenses
Selling and Marketing	2,650,000	20.7	2,434,541	14.4	215,459	8.9
General and Administrative	3,064,610	23.9	3,301,164	19.5	(236,554)	(7.2)
Non-Cash Compensation	1,316,826	10.3	120,494	0.7	1,196,332	992.9
Research and Development	499,972	3.9	742,009	4.4	(242,037)	(32.6)
Total Operating Expenses	7,531,408	58.7	6,598,208	39.0	933,200	14.1

Income (Loss) from Operating	(6,219,703)	(48.5)	(3,894,083)	(23.0)	(2,325,620)	59.7
Interest and Other Income	6,806	0.1	158,632	0.9	(151,826)	(95.7)
Interest (Expense)	(50,945)	(0.4)	(148,611)	(0.9)	97,666	(65.7)
(Loss) on Investments	(199,811)	(1.6)	(102,612)	(0.6)	(97,199)	94.7
Gain (Loss) on Currency Transactions	7,638	0.1	48,145	0.3	(40,507)	(84.1)
Gain (Loss) on Sale of Fixed Assets	(2,135)	(0.0)	(889)	0.0	(1,246)	140.2
Total Other Income (Expense)	(238,447)	(1.9)	(45,335)	(0.3)	(193,112)	426.0

Income Before Income Taxes	(6,458,150)	(50.4)	(3,939,418)	(23.3)	(2,518,732)	63.9
Income Taxes Expense (Benefit)	(1,611,561)	(12.6)	(1,165,528)	(6.9)	(446,033)	38.3

Net Income	(4,846,589)	(37.8)	(2,773,890)	(16.4)	(2,072,699)	74.7
Less net income attributable to the non-controlled interest in subsidiaries	(19,112)	(0.1)	-	0.0	(19,112)	-
Net Income attributable to LiqTech	(4,827,477)	(37.6)	(2,773,890)	(16.4)	(2,053,587)	74.0

Revenues

Net sales for the year ended December 31, 2013 were $12,826,168 compared to $16,921,838 for the same period in 2012, representing a decrease of $4,095,670, or 24.2%. The decrease in sales consist of a decrease in sales of DPFs of $5,249,186 and an increase in sales of liquid filters and kiln furniture of $889,785 and $263,731, respectively. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the U.S. market and the lack of new low emissions zone activity in Europe. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of those products.

Gross Profit

Gross profit for the year ended December 31, 2013 was $1,311,705 compared to $2,704,125 for same period in 2012, representing a decrease of $1,392,420, or 51.5%. The decrease in gross profit was due to a decrease in sales for the year ended December 31, 2013 compared to the same period in 2012 and an increase in the level of fixed production costs compared to the lower 2013 sales. Included in the gross profit is depreciation of $1,689,523 and $1,515,863 for the years ended December 31, 2013 and 2012, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2013 were $7,531,408, representing an increase of $933,200, or 14.1%, compared to $6,598,208 for the same period in 2012. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $215,459 or 8.9%, a decrease in general and administrative expenses of $236,554 or 7.2%, an increase in non-cash compensation expenses of $1,196,332 or 992.9% and an decrease in research and development expenses of $242,037 or 32.6% compared to the same period in 2012.

 Selling expenses for the year ended December 31, 2013 were $2,650,000 compared to $2,434,541 for the same period in 2012, representing an increase of $215,459 or 8.9%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the year ended December 31, 2013 were $3,064,610 compared to $3,301,164 for the same period in 2012, representing a decrease of $236,554, or 7.2%. This decrease is mainly attributable to the fact that during the year ended December 31, 2013, the Company only added an additional $72,548 to its bad debt reserve compared to $1,078,365 for the same period in 2012, a decrease of $1,005,817. This decrease was partly offset against an increase in expenses related to being a U.S. public company. Approx. $675,000 of those expenses were one-time expense.

Non-cash compensation expenses for the year ended December 31, 2013 were $1,316,826 compared to $120,494 for the same period in 2012, representing an increase of $1,196,332 or 992.9%. This increase is attributable to increased non-cash compensation expense for options, share and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	2013	2012
Compensation upon vesting of stock options granted to employees and the board of directors	$391,960	$120,494
Compensation for vesting of restricted stock awards issued to the board of directors	426,666	-
Value of stock granted for services	320,000	-
Value of warrants issued for services	178,200	-
Total	$1,316,826	$120,494

Research and development expenses for the year ended December 31, 2013 were $499,972 compared to $742,009 for the same period in 2012, representing a decrease of $242,037, or 32.6%. This decrease is attributable to decreased research and development expenditures for the year ending December 31, 2013 compared to the same period in 2012.

Net Income

Net income attributable to the Company for the year ended December 31, 2013 was a loss of $4,827,477 compared to a loss of $2,773,890 for the comparable period in 2012, representing a decrease of $2,053,587. This decrease was primarily attributable to a decrease of $1,392,420 in our gross profit, a decrease in total other income of $193,112 and an increase in operating expenses of $933,200. This was partly offset by an increase of $446,033 in income tax benefit. The largest contributor to the increase in operating expenses was an increase in non-cash compensation of $1,196,332 or 992.9% primarily due to increasing use of non-cash compensation for service provided and issuing stock options.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2012 and 2011.

					Period to period change
	2012	As a % of Sales	2011	As a % of Sales	US$	Percent %
Net Sales	16,921,838	100%	21,192,177	100%	(4,270,339)	(20.2)
Cost of goods sold	14,217,713	84.0	16,164,366	76.3	(1,946,653)	(12.0)
Gross Profit	2,704,125	16.0	5,027,811	23.7	(2,323,686)	(46.2)
Operating Expenses
Selling and Marketing	2,434,541	14.4	1,484,992	7.0	949,549	63.9
General and Administrative	3,421,658	20.2	1,943,333	9.2	1,478,325	76.1
Research and Development	742,009	4.4	502,413	2.4	239,596	47.7
Total Operating Expenses	6,598,208	39.0	3,930,738	18.5	2,667,470	67.9
Income (Loss) from Operating	(3,894,083)	(23.0)	1,097,073	5.2	(4,991,156)	(455.0)
Other Income (Expense):
Interest and Other Income	158,632	0.9	100,986	0.5	57,646	57.1
Interest (Expense)	(148,611)	(0.9)	(203,682)	(1.0)	55,071	(27.0)
(Loss) on investments	(102,612)	(0.6)	(57,684)	(0.3)	(44,928)	77.9
Gain (Loss) on Currency Transactions	48,145	0.3	10,271	0.0	37,874	368.7
Gain (Loss) on Sale of Fixed Assets	(889)	(0.0)	411,436	1.9	(412,325)	(100.2)
Total Other Income (Expense)	(45,335)	(0.3)	261,327	1.2	(306,662)	(117.3)
Income Before Income Taxes	(3,939,418)	(23.3)	1,358,400	6.4	(5,297,818)	(390.0)
Income Taxes Expense (Benefit)	(1,165,528)	(6.9)	359,508	1.7	(1,525,036)	(424.2)
Net Income	(2,773,890)	(16.4)	998,892	4.7	(3,772,782)	(377.7)
Less Net income attributable to the Non-controlled interest in Subsidiaries	-	-	81,681	0.4	(81,681)	(100.0)
Net Income attributable to LiqTech	(2,773,890)	(16.4)	917,211	4.3	(3,691,101)	(402.4)

Revenues

Net sales for the year ended December 31, 2012 were $16,921,838 compared to $21,192,177 for the same period in 2011, representing a decrease of $4,270,339, or 20.2%. The decrease in sales consist of a decrease in sales of DPFs of $5,029,813 and an increase in sales of liquid filters and kiln furniture of $483,439 and $276,035, respectively. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the U.S. market and the completion of the Low Emission Zone mandate in London, which contributed to our net sales for the year, ended December 31, 2011 but did not have the same effect in 2012. The increase in demand for our liquid filters and kiln furniture is due to an increase in worldwide sales of those products.

Gross Profit

Gross profit for the year ended December 31, 2012 was $2,704,125 compared to $5,027,811 for same period in 2011, representing a decrease of $2,323,686, or 46.2%. The decrease in gross profit was due to a decrease in sales and lower gross margin for the year ended December 31, 2012 compared to the same period in 2011. Included in the gross profit is depreciation of $1,515,863 and $1,379,667 for the years ended December 31, 2012 and 2011, respectively.

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

General and administrative expenses for the year ended December 31, 2012 were $3,421,658 compared to $1,943,333 for the same period in 2011, representing an increase of $1,478,325, or 76.1%. This increase is mainly attributable to an increase in expenses related to being a U.S. public company and during the year ended December 31, 2012, the Company also added an additional $1,078,365 to its bad debt reserve compared to $205,275 for the same period in 2011. Included in the year ending December 31, 2012 is $120,494 of non-cash compensation expense for options granted to employees and management compared to $123,984 for year ended December 31, 2011.

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At December 31, 2013, we had cash of $4,884,275 and working capital of $7,692,669 and at December 31, 2012, we had cash of $3,873,338 and working capital of $8,069,595. At December 31, 2013, our working capital decreased by $376,926. Total current assets were $12,239,110 and $11,826,816 at December 31, 2013 and 2012, respectively, and total current liabilities were $4,546,441 and $3,757,221 at December 31, 2013 and 2012, respectively.

On March 2, 2012, we completed a registered public offering of our common stock. As part of the initial closing, we issued 2,511,500 shares of our common stock in a registered direct placement of our shares at a per share price of $3.25. The net proceeds to us from the initial closing were approximately $7.1 million. We have and intend to continue to use the net proceeds from the offering for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark. Pending application of such proceeds, we have and intend to continue to invest the proceeds in short-term, interest-bearing, investment-grade marketable securities or money market obligations.

On October 9, 2013, we announced that the warrant and option exchange offer raised $4,051,000 which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech, $450,000 was received on September 30, 2013 and $3,601,000 was received during October, 2013. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gives the Company additional flexibility to generate new orders and sustain future growth.

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

Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2013 was $2,141,354, representing an increase of $1,663,277 compared to cash used by operating activities of $478,077 for the year ended December 31, 2012. The $1,663,277 increase in cash used by operating activities for the year ended December 31, 2013 was mainly due to the net loss of $4,846,589, the increases of $434,838 in inventory and a decrease of $702,269 in accounts payable, partially offset by a decrease of $698,827 in accounts receivable and an increase in accrued expenses of $1,626,532.

The increases in inventory, the decrease in accounts receivable, the increase in accrued expenses and the decrease in accounts payable were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $648,495 for the year ended December 31, 2013, as compared to cash used in investing activities of $1,743,151 for the year ended December 31, 2012. Cash used in investing activities decreased for the year ended December 31, 2013, compared to the year ended December 31, 2012 and this decrease was primarily due to a decrease of $861,770 in the purchase of equipment and a decrease of $231,180 in purchase of long-term investments.

Cash provided by financing activities was $3,675,180 for the year ended December 31, 2013, as compared to cash provided by financing activities of $5,001,650 for the year ended December 31, 2012. This change of $1,326,470 in cash provided by financing activities in 2012, compared to 2013, was primarily due to cash received in connection with the stock offering during the first quarter 2012, when the Company issued 2,511,500 new shares of common stock at $3.25 per share, partly offset against a special offer to warrant and option holders at October 9, 2013 where the Company raised $4,051,500, net of offering cost of $206,030.

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

Cash used in investing activities was $1,743,151 for the year ended December 31, 2012, as compared to cash used in investing activities of $946,640 for the year ended December 31, 2011. Cash used in investing activities increased in 2012, compared to 2011, primarily due to proceeds of $689,827 received in 2011 on insurance claims as a result of fire of the Company’s building in 2011. We anticipate that we will continue to invest in additional production equipment in order to meet the demand for our products.

Cash provided by financing activities was $5,001,650 for the year ended December 31, 2012, as compared to cash provided by financing activities of $1,742,613 for the year ended December 31, 2011. The increase of $3,259,037 in cash provided by financing activities in 2012, compared to 2011, was primarily due to cash received in connection with the stock offering in first quarter 2012, where the Company issued 2,511,500 new shares at 3.25 per share.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases — The Company leases office and production facilities under operating lease agreements expiring in August, 2018, February 2017, December 2016 and January 2014. Some of these lease agreements have a right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2013 are as follows:

Year ending December 31,	Lease Payments
2014	$635,655
2015	652,321
2016	669,442
2017	497,270
2018	314,696
Thereafter	-
Total Minimum Lease Payments	$2,769,384

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2013 and December 31, 2012 was as follows:

	2013	2012
Allowance for doubtful accounts at the beginning of the period	$1,243,500	$389,032
Bad debt expense	72,548	1,078,365
Amount of receivables written off	(770,738)	(248,895)
Effect of currency translation	63,046	24,998
Allowance for doubtful accounts at the end of the period	$608,356	$1,243,500

On January 21, 2013, we received notice that a customer, who accounted for 12.4 % and 6.4% of total sales for the year ended December 31, 2012 and 2011, had the courts appoint a receiver.  The Company has established an allowance of $700,000 against the receivables due from this customer.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2013 and 2012, no impairment charge of long-lived assets has been recorded.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2013, we had total furnace parts and supplies of $1,025,225, raw material of $631,524, work-in-process inventory of $1,799,888, total finished goods inventory of $1,062,865 and reserve for obsolescence of $260,896. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

Item 8.     Financial Statements and Supplementary Data.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets at December 31, 2013 and 2012	F2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F4

Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2013 and 2012	F5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F6

Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012	F7

Notes to the Consolidated Financial Statements	F9

Gregory & Associates, LLC

4397 South Albright Drive, Salt Lake City, Utah 84124

(801) 277-2763 Phone • (801) 277-6509 Fax

Board of Directors

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Industriparken 22C, DK

2750 Ballerup, Denmark

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2013 and 2012. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting for the year ended December 31, 2013 and 2012. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LiqTech International, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years ended December 31, 2013, and 2012, in conformity with generally accepted accounting principles in the United States.

/s/ Gregory & Associates, LLC

Salt Lake City, Utah

March 25, 2014

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2013	2012
Current Assets:
Cash	$4,884,275	$3,873,338
Accounts receivable, net	2,341,070	2,855,184
Other receivables	231,998	371,001
Cost in excess of billing	406,997	217,586
Inventories	4,258,606	4,111,815
Prepaid expenses	12,021	130,560
Current deferred tax asset	104,143	267,332

Total Current Assets	12,239,110	11,826,816

Property and Equipment, net accumulated depreciation	5,829,404	6,649,817

Other Assets:
Long term receivable	-	118,258
Other investments	6,882	158,141
Long term tax asset	1,863,349	75,947
Other intangible assets	24,687	29,150
Deposits	271,916	182,020

Total Other Assets	2,166,834	563,516

Total Assets	$20,235,348	$19,040,149

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2013	2012
Current Liabilities:
Current portion of capital lease obligations	208,419	203,503
Accounts payable	1,586,962	2,289,231
Accrued expenses	1,440,522	760,881
Billing in excess of cost	96,104	237,063
Accrued income taxes payable	2,000	1,000
Deferred revenue / customers deposit	1,212,434	265,543

Total Current Liabilities	4,546,441	3,757,221

Long-term capital lease obligations, less current portion	554,360	729,567

Total Long-Term Liabilities	554,360	729,567

Total Liabilities	5,100,801	4,486,788

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 27,212,500 and 24,111,500 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	27,213	24,112
Additional paid-in capital	18,700,574	12,658,405
Retained earnings (accumulated deficit)	(2,316,784)	2,510,693
Deferred compensation	(1,008,450)	(125,477)
Other comprehensive income, net	(292,565)	(542,806)
Non-controlled interest in subsidiaries	24,559	28,434

Total Stockholders' Equity	15,134,547	14,553,361

Total Liabilities and Stockholders' Equity	$20,235,348	$19,040,149

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2013	2012
Net Sales	$12,826,168	$16,921,838

Cost of Goods Sold	11,514,463	14,217,713

Gross Profit	1,311,705	2,704,125

Operating Expenses:
Selling expenses	2,650,000	2,434,541
General and administrative expenses	3,064,610	3,301,164
Non-cash compensation expenses	1,316,826	120,494
Research and development expenses	499,972	742,009

Total Operating Expense	7,531,408	6,598,208

Loss from Operations	(6,219,703)	(3,894,083)

Other Income (Expense)
Interest and other income	6,806	158,632
Interest expense	(50,945)	(148,611)
Loss on investments	(199,811)	(102,612)
Gain on currency transactions	7,638	48,145
Loss on sale of fixed assets	(2,135)	(889)

Total Other Expense	(238,447)	(45,335)

Loss Before Income Taxes	(6,458,150)	(3,939,418)

Income Tax Benefit	(1,611,561)	(1,165,528)

Net Loss	(4,846,589)	(2,773,890)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(19,112)	-

Net Loss Attributable To LiqTech	$(4,827,477)	$(2,773,890)

Basic Loss Per Share	$(0.19)	$(0.12)

Weighted Average Common Shares Outstanding	24,989,262	23,644,883

Diluted Loss Per Share	$(0.19)	$(0.12)

Weighted Average Common Shares Outstanding Assuming Dilution	24,989,262	23,644,883

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Year Ended December 31
	2013	2012

Net Loss	(4,846,589)	(2,773,890)

Currency Translation, Net of Taxes	250,241	53,205

Other Comprehensive Loss	$(4,596,348)	$(2,720,685)

Comprehensive Income Attributable To Non-controlling Interest in Subsidiaries	1,294	2,239

Comprehensive Loss Attributable To LiqTech International Inc.	$(4,597,642)	$(2,722,924)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in	Retained Earnings/ accumulated	Other Compre- hensive	Deferred Compen-	Share- holder Recei-	Non- controlled Interest in
	Shares	Amount	Capital	(deficit)	Income	sation	vable	Subsidiaries

BALANCE, December 31, 2011	21,600,000	$21,600	$5,603,517	$5,284,583	$(596,011)	$(268,282)	$(3,328,183)	$26,195

Common shares issued for cash at $3.25 per share, net of offering cost of $927,428, March 2012	2,511,500	2,512	7,077,195

Payment received on shareholder receivables	-	-	-	-	-	-	3,434,891	-

Amortization of discount on Shareholder receivable							(65,718)

Stock based compensation expense recognized for the year ended December 31, 2012	-	-	-	-	-	120,498	-	-

Forfeiture of Stock Based Compensation			(22,307)			22,307

Currency translation, net	-	-	-	-	53,205	-	(40,990)	2,239

Net Loss for the year ended December 31, 2012	-	-	-	(2,773,890)	-	-	-	-
BALANCE, December 31, 2012	24,111,500	$24,112	$12,658,405	$2,510,693	$(542,806)	$(125,477)	$-	$28,434

Common shares issued at $3.20 each for services provided and to be provided by the board of directors	300,000	300	959,700	-	-	(960,000)	-	-

Common shares issued at $3.20 per share for services rendered	100,000	100	319,900	-	-	(320,000)	-	-

Exercised of warrants and stock options at $1.50 with issuance of replacement warrant and options October 2013, net of offering cost of $206,030	2,701,000	2,701	3,842,769	-	-	-	-	-

Deferred compensation on shares issued to the board of directors, employees and services	-	-	919,800	-	-	(919,800)	-	-

Stock based compensation expenses recognized for the year ended December 31, 2013	-	-	-	-	-	1,316,827	-	-

Currency translation, net	-	-	-	-	250,241	-	-	(3,875)

Net Loss for the year ended December 31, 2013	-	-	-	(4,827,477)	-	-	-	-
BALANCE, December 31, 2013	27,212,500	$27,213	$18,700,574	$(2,316,784)	$(292,565)	$(1,008,450)	$-	$24,559

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31
	2013	2012
Cash Flows from Operating Activities:
Net (Loss)	$(4,846,589)	$(2,773,890)
Adjustments to reconcile net (loss) to net cash provided by operations:
Depreciation and amortization	1,689,523	1,515,863
Non-cash compensation	1,316,826	120,494
Bad debt expense	72,548	1,078,365
Reserve for obsolete inventory	186,542	-
Change in deferred tax asset / liability	(1,623,213)	(993,977)
(Gain) Loss on sale of equipment	2,135	889
Loss on long-term investments	174,349	102,612
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	698,827	2,405,123
(Increase) decrease in inventory	(434,838)	(1,161,098)
(Increase) decrease in prepaid expenses/deposits	28,643	134,980
Increase (decrease) in accounts payable	(702,269)	(737,729)
Increase (decrease) in accrued expenses	1,626,532	(352,000)
Increase (decrease) long term contracts	(330,370)	182,291

Total Adjustments	2,705,235	2,295,813

Net Cash Provided (Used) by Operating Activities	(2,141,354)	(478,077)

Cash Flows from Investing Activities:
Purchase of property and equipment	(628,905)	(1,491,374)
Proceeds from sale/recovery of property and equipment	3,500	2,493
Purchase of long-term investments	(23,090)	(254,270)

Net Cash Used by Investing Activities	(648,495)	(1,743,151)

Cash Flows from Financing Activities:
Payments on notes payable	-	(609,396)
Net payments on lines of credit	-	(1,259,936)
Payments on notes payable - related party	-	(3,055,150)
Net payments proceeds on capital lease obligation	(170,290)	(208,725)
Net proceeds from issuance of common stock and warrants	3,845,470	7,079,707
Payments on related party notes receivable	-	3,055,150

Net Cash Provided by Financing Activities	3,675,180	5,001,650

Gain on Currency Translation	125,606	59,859

Net Increase in Cash and Cash Equivalents	1,010,937	2,840,281

Cash and Cash Equivalents at Beginning of Period	3,873,338	1,033,057

Cash and Cash Equivalents at End of Period	$4,884,275	$3,873,338

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$50,945	$18,796
Income Taxes	$1,000	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees and the board of directors	$391,960	$120,494
Compensation for vesting of restricted stock awards issued to the board of directors	426,666	-
Value of stock granted for services	320,000	-
Value of warrants issued for services	178,200	-
Total	$1,316,826	$120,494

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

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA as of December 31, 2013, prior to December 31, 2013 LiqTech NA, Inc. was owned 90% by LiqTech International AS and 10% by LiqTech USA,  LiqTech NA, Inc. engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int DK and LiqTech AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar, the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years 2013 and 2012. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at December 31, 2013 and December 31, 2012.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2013 and December 31, 2012 is as follows:

	2013	2012
Allowance for doubtful accounts at the beginning of the period	$1,243,500	$389,032
Bad debt expense	72,548	1,078,365
Amount of receivables written off	(770,738)	(248,895)
Effect of currency translation	63,046	24,998
Allowance for doubtful accounts at the end of the period	$608,356	$1,243,500

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Inventory consists of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Furnace parts and supplies	$1,025,225	$986,278
Raw materials	631,524	705,025
Work in process	1,799,888	1,502,144
Finished goods	1,062,865	990,935
Reserve for obsolescence	(260,896)	(72,567)
Net Inventory	$4,258,606	$4,111,815

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $36,175 and $78,030, for the year ended December 31, 2013 and 2012, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2013 and 2012 were $499,972, and $742,009, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Earnings / (Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options -- The Companies have granted stock options to certain key employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $1,316,826 and $120,494 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the years ended December 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements -- In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

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

 Reclassification -- The financial statements for the period ended December 31, 2012 have been reclassified to conform to the headings and classifications used in the December 31, 2013 financial statements.

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

Consulting Agreements -- During October 2013, the Company entered into a consulting agreement with McKinley Enterprises, Inc. and entity owned by a shareholder, wherein the Company paid $75,000 on October 2, 2013 and agreed to pay an additional $75,000 on January 3, 2014 for advice to, undertake for and consult with the Company on certain matters pertaining to the Company’s business expansion into the People’s Republic of China.

On November 2013, the Company entered in a consulting agreement with John Nemelka a former board member and brother of a shareholder, wherein the Company agreed to pay John Nemelka $60,000 a year for a two year minimum for advice to, undertake for and consult with the Company on certain matters pertaining to the Company’s business as shall be specified from time to time by the Company’s Chief Executive Officer, other officers or the Board of Directors.

Payments to Related Parties -- On January 14, 2014, the Compensation Committee approved a special 2013 bonus payment in the amount of $175,000 to Aldo Petersen for his assistance in the successful 2013 capital raise.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	Useful Life			2013	2012
Production equipment	3	-	10	$11,542,740	$11,098,980
Lab equipment	3	-	10	181,432	355,096
Computer equipment	3	-	5	276,013	282,612
Vehicles		3		38,221	47,283
Furniture and fixture		5		68,169	64,038
Leasehold improvements		10		1,059,605	1,009,035
				13,166,180	12,857,044
Less Accumulated Depreciation				(7,336,776)	(6,207,227)
Net Property and Equipment				$5,829,404	$6,649,817

Depreciation expense amounted to $1,685,060 and $1,505,435, for the year ended December 31, 2013 and 2012, respectively.

NOTE 4 - INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2013	Level 1	Level 2	Level 3

Investments	-	-	6,882

Total	-	-	6,882

As of December 31, 2012	Level 1	Level 2	Level 3

Investments	-	-	158,141

Total	-	-	158,141

At December 31, 2013 our total investment of $6,882 consisted of an investment of $6,882 in LEA Technology in France to strengthen our sales channels in the French market. Our investment in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology, has been written of in 2013 due to uncertainties about the future free cash flow that can be generated from the investment.

At December 31, 2012 our total investment of $158,141 consisted of an investment of $6,557 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $151,584 in Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2013 and December 31, 2012, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $24,687 and $29,150, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the years ended December 31, 2013 and 2012 was $4,463 and $5,017, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2014	$5,791
2015	5,791
2016	5,791
2017	3,516
2018	2,958
Thereafter	840
$24,687

NOTE 6 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August, 2018, February 2017, December 2016 and January 2014. In some of these lease agreements the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2013 are as follows:

Year ending December 31,	Lease Payments
2014	$635,655
2015	652,321
2016	669,442
2017	497,270
2018	314,696
Thereafter	-
Total Minimum Lease Payments	$2,769,384

Lease expense charged to operations was $776,659 and $761,831, for the year ended December 31, 2013, and 2012.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $12,143, $4,706, $3,047 and $2,170 expiring through April 2017. At December 31, 2013 and 2012, the Company had recorded equipment on capital lease at $1,600,254 and $1,570,337, respectively, with related accumulated depreciation of $907,728 and $653,529, respectively.

During the years ended December 31, 2013 and 2012, depreciation expense for equipment on capital lease amounted to $216,323, and $211,879, respectively, and has been included in depreciation expense. During the years ended December 31, 2013 and 2012, interest expense on a capital lease obligation amounted to $50,146 and $64,211, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Year ending December 31,	Lease Payments
2014	$259,941
2015	226,756
2016	219,509
2017	140,948
2018	-
Thereafter	-
Total minimum lease payments	847,154
Less amount representing interest	(84,375)
Present value of minimum lease payments	762,779
Less Current Portion	(208,419)
$554,360

NOTE 7 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2013 and 2012, matching contributions were expensed and totaled $16,720 and $21,531, respectively.

NOTE 8 - INCOME TAXES

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2013 and 2012:

	2013	2012
Vacation Accrual	$4,161	$4,093
Allowance for doubtful accounts	13,955	243,314
Reserve for obsolete inventory	86,027	19,925
Net current tax assets	$104,143	$267,332

Business tax credit carryover	20,184	25,379
Deferred compensation	202,309	-
Net operating loss carryover	2,367,568	856,517
Excess of book over tax depreciation	(726,712)	(805,949)
Net deferred tax assets (liability)	$1,863,349	$75,947

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

As of December 31, 2013, the Company had net operating loss carryovers of approximately $4,465,000 for U.S. Federal purposes expiring through 2032; $2,800,000 for Danish tax purposes which do not expire; $320,000 for German tax purposes which do not expire and $410,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at December 31, 2013 and 2012:

	2013	2012
Computed tax at expected statutory rate	$(2,965,783)	$(1,470,216)
State and local income taxes, net of federal benefits	(24,703)	(13,925)
Non-deductible expenses	818,965	64,645
Non-US income taxed at different rates	438,808	202,029
Danish Tax Credit	(23,905)	-
Effect of change in tax rates	80,638	-
Valuation Allowance	70,490	-
Other items	(6,071)	51,939
Income tax expense (benefit)	$(1,611,561)	$(1,165,528)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2012 and 2011 consisted of the following:

	2013	2012
Current income tax expense (benefit)
Danish	$(12,682)	$-
Federal	-	(160,920)
State	(5,743)	(25,983)
Current tax expense (benefit)	$(18,425)	$(186,903)

	2013	2012
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$(65,157)	$5,906
Deferred rent	-	-
Business tax credit carryover	5,195	(25,379)
Net operating loss carryover	(1,494,826)	(709,603)
Allowance for doubtful accounts	229,359	(243,314)
Deferred compensation	(202,309)	-
Accrued Vacation	(67)	9,141
Reserve for obsolete inventory	(65,331)	(15,373)
Deferred tax expense (benefit)	$(1,593,136)	$(978,622)

Total tax expense (benefit)	$(1,611,561)	$(1,165,525)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal, Minnesota state income tax returns, and LiqTech AS and LiqTech International AS are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 9 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2013 and 2012:

	For the Year Ended December 31
	2013	2012
Net Income (Loss) attributable to LiqTech International Inc.	$(4,827,477)	$(2,773,890)
Weighted average number of common shares used in basic earnings per share	24,989,262	23,644,883
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	24,989,262	23,644,883

For the year ended December 31, 2013, Parent had 2,564,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 7,025,575  warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the year ended December 31, 2012, Parent had 1,964,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 6,625,575  warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2013 and 2012, respectively, there were 27,212,500 and 24,111,500 common shares issued and outstanding.

Voting -- Holders of Parent common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of Parent common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

  Liquidation Rights -- In the event of any liquidation, dissolution or winding-up of affairs of Parent, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of Parent common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of Parent common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

Preferred Stock -- Our Board of Directors has the authority to issue Parent preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of Parent preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Common Stock Issuance

During the year 2013, the Company issued 100,000 shares of common stock valued at $320,000 for services rendered.

The Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 133,333 shares will vest on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of December 31, 2013, the Company has recorded deferred compensation of $533,334 and non-cash compensation expense of $426,666 relating to the awards.

On October 9, 2013 we announced that the warrant and option exchange offer raised $4,051,000 by exercising 2,701,000 warrants and stock options which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech, $450,000 was received on September 30, 2013 and $3,601,000 was received subsequent to September 30, 2013. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gives the Company additional flexibility to generate new orders and sustain future growth.

On March 2, 2012, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 2,511,500 shares of common stock at a per share price of $3.25 and generated net proceeds of approximately $7.1 million, net of offering cost of $1,082,668.

Common Stock Purchase Warrants

A summary of the status of the Warrants outstanding at December 31, 2013 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	3,874,000	3.00	$1.50	3,874,000	$1.50
$2.35	400,000	0.25	$2.35	300,000	$2.35
$2.70	2,626,000	3.00	$2.70	2,626,000	$3.00
$4.0625	125,575	3.18	$4.0625	125,575	$4.0625
Total	7,025,575	2.85	$2.04	6,925,575	$2.04

At December 31, 2013 the Company had 100,000 non-vested warrants with a weighted average exercise price of $2.35, resulting in unrecognized compensation expense of $59,400, which is expected to be expensed over a weighted-average period of 0.25 years. We have recorded a non-cash compensation expense of $178,200 for the year ended December 31, 2013 related to the warrants issued.

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

On October 9, 2013, the Company issued 2,626,000 new warrants equal to the number of warrants exercised by the warrant holder having the same terms and conditions as the warrants exercised by the warrant holder, respectively, except each warrant issued has a strike price of $2.70 per share, the closing bid price of Parent’s common stock as quoted on the OTCBB on September 23, 2013.  The net proceeds from the offering were allocated to the stock and warrants based on their relative fair values. The Company recorded the relative fair value of the warrants of $1,124,928 as stock offering costs.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At December 31, 2013, 2,564,130 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term (in years)	4
Volatility	40,74
Risk free interest rate	0.67%
Dividend yield	0%

The Company recognized stock based compensation expense related to the options of $391,960 and $120,498 for the year end December 31, 2013 and 2012, respectively. At December 31, 2013 the Company had approximately $415,716 of unrecognized compensation cost related to non-vested options expected to be recognized through March 31, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2013 is presented below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	$1.50		377,500	1.15	$1.50	377,500	$1.50
	$2.35		600,000	3.25	$2,35	150,000	$2,35
	$2.70		75,000	1.15	$2.70	75,000	$2,70
$3.00	-	$3.60	1,511,630	1.16	$3.06	1,511,630	$3.04
Total			2,564,130	1.64	$2.65	2,114,130	$2.72

A summary of the status of the options at December 31, 2013, and changes during the period is presented below:

	December 31, 2013
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,964,130	$2.70	2.15	$0
Granted	675,000	2.39	3.02	-
Exercised	(75,000)	1.50	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	2,564,130	$2.65	1.64	$283,125
Vested and expected to vest	2,564,130	$2.65	1.64	$283,125
Exercisable end of period	2,114,130	$2.72	1.33	$283,125

At December 31, 2013 the Company had 450,000 non-vested options with a weighted average exercise price of $2.35 and with a weighted average grant date fair value of $1.14, resulting in unrecognized compensation expense of $415,716, which is expected to be expensed over a weighted-average period of 3.25 years.

The total intrinsic value of options at December 31, 2013 was $283,125. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2013 (for outstanding options), less the applicable exercise price.

 NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2013, our four largest customers accounted for approximately 10%, 6%, 5% and 5%, respectively, of our net sales (approximately 26% in total). For the year ended December 31, 2012, our four largest customers accounted for approximately 13%, 12%, 10% and 7%, respectively, of our net sales (approximately 42% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2013 and 2012:

	For the Year Ended December 31
	2013	2012
United States and Canada	$3,635,917	$5,993,355
Australian	306,015	193,993
South America	46,187	442,996
Asia	1,859,163	1,490,017
Europe	6,978,886	8,801,477
	$12,826,168	$16,921,838

The Company’s sales by product line are as follows for the year ended December 31, 2013 and 2012:

	For the Year Ended December 31
	2013	2012
Ceramic diesel particulate	$6,932,558	$12,181,744
Liquid filters	5,081,848	4,192,063
Kiln furniture	811,762	548,031
	$12,826,168	$16,921,838

NOTE 12 - SUBSEQUENT EVENT

The Company’s management reviewed material events through March 25, 2014.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, both our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment and those criteria, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Commission which requires the Company to provide only management’s report in this report.

Item 9B.  Other Information

 On November 1, 2013 Mr. Johnny Marcher was appointed to serve as Chief Operating Officer of LiqTech International, Inc. and LiqTech International A/S. Mr. Marcher was also engaged to serve as a Director of LiqTech Denmark International and as a Director of LiqTech Delaware pursuant to an amendment to his previous contract, by and between Mr. Marcher and LiqTech Denmark International. In consideration for such services to the Company, Mr. Marcher shall receive an annual base salary initially set at DKK 720,000. In addition, Mr. Marcher shall be entitled to five weeks’ vacation, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Marcher upon not less than 12 months’ notice and Mr. Marcher may terminate the Director Contract with 12 months’ notice to the end of the month.

Effective December 2, 2013, our common stock has been traded on NYSE MKT under the symbol LIQT.

Effective January 1, 2014, LiqTech International, Inc. and Mr. Petersen entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000, payable as follows:  (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014).  Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services.  We shall, at our sole cost and expense, provide Mr. Peterson with a laptop computer and a mobile telephone, including communication costs.  Such items shall be utilized by Mr. Peterson in furtherance of Mr. Peterson’s duties and obligations under the Services Agreement. The Services Agreement shall continue for an initial period of one (1) year and thereafter, shall be renewed automatically for subsequent one (1) year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Services Agreement.  We may terminate the Services Agreement at any time by providing twelve (12) months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice.

On January 14, 2014, the Compensation Committee approved a special 2013 bonus payment in the amount of $175,000 to Aldo Petersen for his assistance in the succesful capital raise.

Effective March 03, 2014, Lasse Andreassen resigned from the Company's Board of Directors due to retirement.

Item 10.   Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors, senior executive officers and other key employees.

Name	Age	Titles
Aldo Petersen	52	Chairman of the Board
Finn Helmer	64	Chief Executive Officer (Principal Executive Officer)
Soren Degn	44	Chief Financial Officer (Principal Financial and Accounting Officer)
Johnny Marcher	42	Chief Operating Officer
Paul Burgon	43	Director
Mark Vernon	61	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Aldo Petersen. Aldo Petersen has been Chairman of the Board of LiqTech International, Inc. since August 2011. He has also since April 2013 been the Chairman of the Board of the Football Club Brondby IF (listed on the Copenhagen Stock Exchange).  He has been the Chief Executive Officer of APE Invest A/S, a private Danish investment company, since 1996. Until 2006, Mr. Petersen was also the chief executive officer of EuroTrust (formerly known as Telepartner), a formerly NASDAQ-listed company that he founded in 1986. Prior to EuroTrust, he started and sold one of Denmark’s first hedge funds, Dansk Formue Invest. Mr. Petersen was a major investor in Greentech, a renewable energy company that builds wind farms in Denmark, Germany, Poland and Italy. He is a private investor in wind farms in Germany and France, and was also a major investor in Football Club Copenhagen (listed on the Copenhagen Stock Exchange). Mr. Petersen has a B.A. degree in Economics from Copenhagen Business School.

Finn Helmer. Mr. Helmer has served as CEO of LiqTech International, Inc. since April 1, 2013. Over the course of more than 40 years Mr. Helmer has in many different situations successfully demonstrated his talent for leading and growing companies into meaningfully larger and more profitable companies, including his role as CEO of GIGA A/S, a company in the NKT Group. When he joined GIGA as its seventh employee, it had limited capital, was not profitable and had revenue of less than $1 million. In less than 5 years, GIGA employed 100 people, and was generating revenues and pre-tax profit of $135 million and $73 million, respectfully. In 2000 Intel (USA) acquired GIGA for $1.25 billion. Mr. Helmer previously served as Chief Executive Officer of ComX, a Danish privately held company engaged in the business of fiber-optic broadband from November 2006 through November 2010. From December 2010 through March 2013, Mr. Helmer served as consultant for various smaller businesses within different business areas.

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

Mark Vernon.   Mr. Vernon has served as a Director of LiqTech International, Inc. since February 26, 2013.  In January 2014, Mr. Vernon retired as Chief Executive Officer and Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX), the world leader in the design and supply of industrial steam systems and peristaltic pumping, after serving on the Spirax Board since 2006.  Mr. Vernon currently serves as a Director of Senior plc, a $1.3 billion UK-based aerospace and industrial engineering business, following his appointment in May 2011.  Mr. Vernon has had a distinguished career in the industrial engineering industry, with wide international business experience.  He served previously as Chief Operating Officer and Director of Spirax Sarco, Group Vice-president of Flowserve’s Flow Control Business Unit, Group Vice-president of Durco International and President of Valtek International. Mr. Vernon earned a BSc degree (magna cum laude) from Weber State University.

Johnny Marcher. Mr. Marcher has served as CTO of LiqTech International A/S since 2011 and COO of LiqTech International, Inc. and LiqTech International A/S since November 1, 2013. Before that he served as Technical Director of LiqTech A/S since 2002. Mr. Marcher also served as CEO of NoTox, a subsidiary entity of Corning Incorporated from 2000 to 2002. Mr. Marcher has a solid background in the industry from injection molding over processing polymeric parts to the manufacturing of ceramic products, with more than 20 years of experience in developing new technologies and products, the past 15 years entirely within clean-tech. He has started Diesel Particulate Filter production lines in U.S. and Italy and three different places in Denmark. He developed several patents related to design of diesel particulate filters, Ceramic Membranes and manufacturing of special tools.

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

Director Independence

Our Board of Directors has determined that Messrs. Burgon and Vernon are independent as that term is defined in the listing standards of the NYSE Amex. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other director, Mr. Petersen, is not considered independent under these rules because Mr. Petersen has influence as a significant stockholder. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an audit committee, a compensation committee, and a governance committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance Committee
Paul Burgon*	Mark Vernon *	Mark Vernon *
Mark Vernon	Paul Burgon	Paul Burgon

* Chairman of the committee

Audit Committee

Our audit committee consists of Paul Burgon (Chair) and Mark Vernon each of whom is an independent director as defined in the NYSE Amex rules and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Burgon is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is able to read and understand fundamental financial statements. We have implemented a written charter for our audit committee that provides that our audit committee is responsible for:

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

During the fiscal year ended December 31, 2013, the Audit Committee met four times.

Compensation Committee

Our compensation committee consists of Mark Vernon (Chair) and Paul Burgon, each of whom is an independent director as defined in the NYSE Amex rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our compensation committee that provides that our compensation committee is responsible for:

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

During the fiscal year ended December 31, 2013, the Compensation Committee met five times.

Governance Committee

Our governance committee consists of Mark Vernon (Chair) and Paul Burgon. Mr. Vernon is an independent director as defined in the NYSE Amex rules. We have implemented a written charter for our governance committee that provides that our governance committee is responsible for:

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

During the fiscal year ended December 31, 2013, the Governance Committee met 4 times.

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

Code of Ethics

 We adopted a code of conduct and ethics on January 1, 2012. The code of ethics has been posted on the Company’s website at: http://www.liqtech.com/img/user/file/Code_of_Conduct_and_Ethics.pdf.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that Mr. Marcher failed to file a Form 3 upon being appointed to serve as COO and Mr. Helmer filed a late Form 3.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2013 and 2012 earned by or paid to our chief executive officer and our most highly compensated executive officer in 2013 whose total compensation exceeded $100,000 (the “named executive officers”). Although Soren Degn, our Chief Financial Officer, is included in the disclosure below, he was not a named executive officer in fiscal year 2011 because he received less than $100,000 in total compensation during 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other		Total

Finn Helmer,	2013	$104,000	-	-	$682,200	-	-	$9,615	(5)	$795,815
Chief Executive Officer (3)	2012	-	-	-	-	-	-	-		-

Lasse Andreassen, Former	2013	217,332	-	-	-	-	-	21,367	(5)	217,332
Chief Executive Officer and	2012	212,048			118,167	-	-	21,205		351,420
Board Member (4)	2011	104,428	-	-	3,139	-	-	7,832		115,399

Soren Degn,	2013	219,739	-	-	-	-	-	18,162	(5)	237,902
Chief Financial Officer (6)	2012	180,241	-	-	70,900	-		18,024		269,165
	2011	64,397	-	-	2,616	-	-	-		67,013

Johnny Marcher,	2013	147,067	-	-	-	-	-	5,912	(5)	152,978
Chief Operating Officer (7)	2012	106,574	-	-	-	-	-	1,424	(5)	107,998
	2011	99,211	-	-	4,578	-	-	-		103,789

Donald S. Debelak, Former	2013	14,925	-	-	-	-	-	-		14,925
Head of U.S. Operations (8)	2012	163,505	-	-	70,900	-	-	-		234,405
	2011	162,000	-	-	2,485	-	-	-		164,485

(1)

Total salaries for Messrs. Andreassen, Marcher and Degn for 2011 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.7456, as of December 31, 2011. Total salaries for Messrs. Andreassen, Marcher and Degn for 2012 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6591, as of December 31, 2012.  Total salaries for Messrs. Helmer, Andreassen, Marcher and Degn for 2013 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6160, as of December 31, 2013. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2011, December 31, 2012 or December 31, 2013, or at any other rate.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2013 and 2012, computed in accordance with FASB ASC Topic 718. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options. On April 1, 2013, Mr. Helmer was granted stock options to purchase 600,000 shares of common stock, respectively, at $2.35 per share. The vesting schedule of such options is as follows: 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $3.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $4.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $5.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $6.00. All of these options will expire on March 31, 2017.On March, 2012, Messrs. Andreassen, Debelak and Degn were granted stock options to purchase 97,332, 58,399 and 58,399 shares of common stock, respectively, at $3.28 per share. The vesting schedule of such options is as follows: one-third of the options vested immediately, one third of such options vest on March 23, 2013 and one third of such options vest on March 23, 2014. All of these options will expire on March 22, 2015.

(3)

Mr. Helmer became our Chief Executive Officer in April 2013. Pursuant to his employment agreement, Mr. Helmer is entitled to an annual base salary and company car of approximately $143,162. As part of this employment contract Mr. Helmer was on April 1, 2013, granted stock options to purchase 600,000 shares of common stock, respectively, at $2.35 per share. The vesting schedule of such options is as follows: 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $3.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $4.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $5.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $6.00. All of these options will expire on March 31, 2017.

(4)

For the year ended December 31, 2011, Mr. Andreassen was entitled to an annual base salary of approximately $182,749. From January 2011 until October 2011, Mr. Andreassen was entitled to an annual base salary of DKK 1,000,000. From October 2011 until December 2011, Mr. Andreassen was entitled to an annual base salary of DKK 1,200,000.

(5)

Pursuant to Mr. Andreassen’s employment agreement, Mr. Andreassen received $21,367, $21,205 and $7,832 of contributions from the Company to his individual retirement account in 2013, 2012 and 2011, respectively. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $18,162 and $18,024 of contributions from the Company to his individual retirement account in 2013 and 2012. Pursuant to Mr. Helmer’s employment agreement, Mr. Helmer received $9,615 of contributions from the Company to his individual retirement account in 2013. Pursuant to Mr. Marcher’s employment agreement, Mr. Marcher received $5,912 and $1,424 of contributions from the Company to his individual retirement account in 2013 and 2012, respectively.

(6)	Mr. Degn became our Chief Financial Officer in August 2011. Pursuant to his employment agreement, Mr. Degn is entitled to an annual base salary of approximately $180,241.

(7)

Mr. Marcher became Chief Operating Officer of LiqTech International, Inc. and LiqTech International A/S in November 2013. Pursuant to his employment agreement, Mr. Marcher is entitled to an annual base salary of approximately $128,205.

(8)	Mr. Debelak resigned from his position in July 2012.

Employment Arrangements

During the year ended December 31, 2013, we had employment agreements with Messrs. Helmer, Andreassen, Marcher and Degn.

On April 1, 2013 the Company’s Board of Directors appointed Mr. Finn Helmer to serve as Chief Executive Officer. Mr. Helmer was also engaged to serve as a Director of LiqTech Denmark International and as a Director of LiqTech Delaware pursuant to a Director Contract, dated March 27, 2013, by and between Mr. Helmer and LiqTech Denmark International. In consideration for such services to the Company, Mr. Helmer shall receive an annual base salary initially set at DKK 720,000 and an annual bonus of up to DKK 250,000 if the Company’s yearly growth of both revenue and EBITDA exceeds 35% measured by comparing the financial performance of the Company reflected in the Company’s annual reports on Form 10-K year to year, payable pro rata whereby if, for example, growth in revenue is 23.33% and growth in EBITDA is 11.67%, a bonus of DKK 125,000 would be payable. In addition, Mr. Helmer shall be entitled to 600,000 stock options of Company common stock at a price of $2.35 per share, which vest or have vested as follows: (a) 150,000 stock options vested April 24, 2013, (b) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $4.00, (c) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $5.00 and (d) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $6.00. In the event Mr. Helmer is no longer employed with the Company after December 31, 2013 and the milestones set forth in (b), (c) and (d) above have not been satisfied, then such 450,000 stock options shall be deemed forfeited at December 31, 2013. All stock options forfeit automatically on March 27, 2017. In addition, Mr. Helmer shall be entitled to a company car (with a monthly lease stipend not to exceed DKK 7,000), five weeks’ vacation, home internet service, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Helmer upon not less than six months’ notice and Mr. Helmer may terminate the Director Contract with six months’ notice to the end of the month. The full details of Mr. Helmer’s employment are set forth in the Director Contract referenced hereto as Exhibit 10.21.

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

Effective upon the closing of the Merger, we entered into a new employment agreement with Lasse Andreassen for his continued employment as our chief executive officer. Under the agreement, Mr. Andreassen earned (i) through January 2013, a base annual salary of approximately DKK 1,200,000 (or approximately $212,048 based on the currency exchange rate of $1 = DKK 5.5691 as of December 31, 2012); (ii) was entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.25 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) was entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) was entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, was entitled to a severance payment equal to 36 months of his salary; and (vi) provide us with 24 months prior notice upon his voluntary termination of employment.

On March 25, 2013, we entered into an amendment Agreement to Mr. Andreassen's employment agreement pursuant to which, effective March 31, 2013, Mr. Andreassen no longer served as chief executive officer of LiqTech International, Inc., however he instead served as chief operating officer of LiqTech Denmark International.  Mr. Andreassen's compensation remained the same however we may terminate Mr. Andreassen by giving him 30 days prior written notice, and in such case we shall pay him 12 months’ salary (including pension and vacation) in a lump sum at the termination date.  Mr. Andreassen may terminate upon not less than 3 months prior written notice to us, and in such case we would pay him salary (including pension and vacation) for one year.  The amendment is provided herewith this annual report as Exhibit 10.20. The employment contract was terminated by Mr. Andreassen April 17, 2013 with a 3 months’ notice and we will pay him 12 months’ salary from July 17, 2013.

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

On November 1, 2013 Mr. Johnny Marcher was appointed to serve as Chief Operating Officer of LiqTech International, Inc. and LiqTech International A/S. Mr. Marcher was also engaged to serve as a Director of LiqTech Denmark International and as a Director of LiqTech Delaware pursuant to an amendment to his previous contract, by and between Mr. Marcher and LiqTech Denmark International. In consideration for such services to the Company, Mr. Marcher shall receive an annual base salary initially set at DKK 720,000. In addition, Mr. Marcher shall be entitled to five weeks’ vacation, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Marcher upon not less than 12 months’ notice and Mr. Marcher may terminate the Director Contract with 12 months’ notice to the end of the month.

Effective January 1, 2014, LiqTech International, Inc. and Mr. Petersen entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000, payable as follows:  (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014).  Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services.  We shall, at our sole cost and expense, provide Mr. Peterson with a laptop computer and a mobile telephone, including communication costs.  Such items shall be utilized by Mr. Peterson in furtherance of Mr. Peterson’s duties and obligations under the Services Agreement. The Services Agreement shall continue for an initial period of one (1) year and thereafter, shall be renewed automatically for subsequent one (1) year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Services Agreement.  We may terminate the Services Agreement at any time by providing twelve (12) months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (1)	Number of Securities Underlying Unexercised Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Finn Helmer, CEO	600,000	—	450,000	$2.35	03/31/17	—	—	—	—

Soren Degn, CFO	150,000	—	-	$3.00	02/28/15	—	—	—	—
	50,000	—	-	$2.70	02/28/15	—	—	—	—
	58,399	—	-	$3,28	02/22/15	—	—	—	—

Johnny Marcher, COO	87,500	—	-	$1.50	02/28/15	—	—	—	—
	262,500	—	-	$3.00	02/28/15	—	—	—	—

Compensation of Directors

In order to attract and retain qualified independent directors, in November, 2011, we adopted a compensation plan for non-employee directors.  Such plan included cash as well as equity-based compensation. As part of this compensation plan, annually each independent director received $10,000, and the chairman of the audit committee received $20,000. In addition, on December 16, 2011, each independent director received 20,000 options, one-third of which vested immediately, one-third of which vested on September 1, 2012, and one-third of which vested on September 1, 2013. The options include a three-year expiration period.

Pursuant to a Board of Directors meeting held on April 18 and April 19 of 2013, each independent director shall receive $20,000, and the chairman of the audit committee shall receive $30,000, as annual compensation for their services. Furthermore, effective as of April 19, 2013, each independent director received 100,000 restricted shares as replacement of an option grant for 2012, 2013 or 2014. For two of the independent directors, one-half of their respective restricted shares vested on December 31, 2013 and one-half of their respective restricted shares vest on December 31, 2014. With respect to the remaining independent director’s restricted shares, one-third vested on December 31, 2013, one-third vest on December 31, 2014, and one-third vest on December 31, 2015.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2013. Except as set forth in the table, during 2013, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation (3)	Total
Paul Burgon	30,000	—	—	—	—	320,000	$350,000
Mark Vernon	20,000	—	—	—	—	320,000	$340,000

(1)	Our independent directors are entitled to cash compensation of $20,000 per year and the chairman of our audit committee is entitled to $30,000 per year.

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

(3)	The Company issued 100,000 shares of restricted stock valued at $320,000 for services provided and to be provided by each director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2014, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our chief financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Lasse Andreassen(4)	2,774,332	10.1%
Donald S. Debelak(5)	248,643	*
Finn Helmer(6)	150,000	*
Soren Degn(7)	426,399	1.6%
Aldo Petersen(8)	3,263,541	12.0%
Johnny Marcher(9)	349,500	1.3%
Paul Burgon(10)	139,170	*
Mark Vernon	100,000	*
All executive officers and directors as a group (7 persons)(11)	7,451,585	26.0%
5% Shareholders:
LaksyaVentures, Inc.(12)	3,199,792	11.0%
Lazarus Management Company LLP	1,731,557	6.4%
Eliot Rose Asset Management, LLC	1,622,900	6.0%
SmallCap Danmark A/S (13)	1,975,000	7.2%
David Nemelka(14)	2,017,200	7.2%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 19, 2014. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 27,212,500 shares issued and outstanding as of March 19, 2014.

(4)

Shares are owned by El Salto ApS, a Danish entity. The voting and disposition of the shares owned by El Salto is controlled by Mr. Andreassen. Includes the vested portion of 337,332 stock options, of which 35,000 stock options have an exercise price of $1.50 per share and vested in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, 180,000 stock options have an exercise price of $3.00 and vested in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013,  97,332 stock options have an exercise price of $3.28 and vest in three equal annual installments on March 23, 2012, March 23, 2013 and March 23, 2014 and 25,000 stock options have an exercise price of $2.70 per share and vested immediately on October 9, 2013.

(5)

Includes the vested portion of 190,000 stock options, of which 47,500 stock options have an exercise price of $1.50 per share and vested in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, and 142,500 stock options have an exercise price of $3.00 and vested in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013 and  58,399 stock options have an exercise price of $3.28 and vest in three equal annual installments on March 23, 2012, March 23, 2013 and March 23, 2014. Mr. Debelak resigned from his position on July 19, 2012, but has worked as a part-time consultant for the Company late in 2013.

(6)	Includes 150,000 stock options immediately exercisable for at an exercise price of $2.35 per share.

(7)

Includes 118,000 shares and 50,000 shares owned by LD Consulting ApS (former SHD Invest ApS) and LHD Invest ApS, respectively, each of which is a Danish entity. The voting and disposition of the shares owned by LD Consulting ApS and LHD Invest ApS are controlled by Mr. Degn. Also includes the vested portion of 258,399 stock options. 150,000 stock options have an exercise price of $3.00 and vested in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013, 58,399 stock options have an exercise price of $3.28 and vest in three equal annual installments on March 23, 2012, March 23, 2013 and March 23, 2014 and 50,000 stock options have an exercise price of $2.70 per share and vested immediately on October 9, 2013.

(8)

Includes (i) 3,263,541 shares owned by APE Invest A/S, a Danish entity controlled by Mr. Petersen, of which 100,000 shares underlie a 5-year warrant immediately exercisable at an exercise price of $2.70 per share.

(9)

Includes the vested portion of 349,500 stock options. 87,500 stock options have an exercise price of $1.50 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013 and 262,500 stock options have an exercise price of $1.50 and vest in three equal annual installments on August 24, 2011, September 1, 2012 and September 1, 2013.

(10)	Includes the vested portion of 20,000 stock options at an exercise price of $3.60. The options vest in three equal annual installments on December 16, 2011, September 1, 2012 and September 1, 2013.

(11)	Includes five-year warrants immediately exercisable for an aggregate of 100,000 shares at an exercise price of $2.70 per share.

(12)

Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share. The voting and disposition of the shares owned by Laksya Ventures is controlled by Neil Persh.

(13)	Includes 375,000 warrants immediately exercisable for at an exercise price of $2.70 per share.

(14)	Includes five-year warrants immediately exercisable for an aggregate of 293,000 shares at an exercise price of $1.50 per share and 479,500 shares at an exercise price of $2.70 per share.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Effective January 1, 2014, LiqTech International, Inc. and Mr. Petersen entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000, payable as follows:  (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014).  Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services.  We shall, at our sole cost and expense, provide Mr. Peterson with a laptop computer and a mobile telephone, including communication costs.  Such items shall be utilized by Mr. Peterson in furtherance of Mr. Peterson’s duties and obligations under the Services Agreement. The Services Agreement shall continue for an initial period of one (1) year and thereafter, shall be renewed automatically for subsequent one (1) year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Services Agreement.  We may terminate the Services Agreement at any time by providing twelve (12) months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice.

On January 14, 2014, the Compensation Committee approved a special 2013 bonus payment in the amount of $175,000 to Aldo Petersen in connection with the special warrant and stock option capital raise in October 2013.

During October 2013, the Company entered into a consulting agreement with McKinley Enterprises, Inc. and entity owned by a shareholder, wherein the Company paid $75,000 on October 2, 2013 and agreed to pay an additional $75,000 on January 3, 2014 for advice to, undertake for and consult with the Company on certain matters pertaining to the Company’s business expansion into the People’s Republic of China.

On November 2013, the Company entered in a consulting agreement with John Nemelka a former board member and brother of a shareholder, wherein the Company agreed to pay John Nemelka $60,000 a year for a two year minimum for advice to, undertake for and consult with the Company on certain matters pertaining to the Company’s business as shall be specified from time to time by the Company’s Chief Executive Officer, other officers or the Board of Directors.

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

Item 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2013 and for the review of our quarterly financial statements during 2013 was $132,684. Our auditors did not provide any tax compliance or planning services or any services other than those described above. The aggregate fees billed by our principal auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2012 was $129,411. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended December 31, 2013.

Item 15.    Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2013 and December 31, 2012 is included in this Annual Report on Form 10-K:

a.         Valuation and Qualifying Accounts for the years ended December 31, 2013 and December 31, 2012.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2013
Allowance for inventory obsolescence	$72,566	$186,542	$1,789	$260,897
Allowance for doubtful accounts	1,243,500	72,548	(707,692)	608,356
Totals	$1,316,066	$259,090	$(705,903)	$635,253

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2012
Allowance for inventory obsolescence	$13,000	$59,566	$-	$72,566
Allowance for doubtful accounts	389,032	1,078,365	(223,897)	1,243,500
Totals	$402,032	$1,137,931	$(223,897)	$1,316,066

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

(b)           Exhibits

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009
3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Conract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013

10.22	Director Agreement, dated November 1, 2013, by and between LiqTech International A/S and Mr. Marcher	Provided herewith

10.23	Services Agreement, dated effective January 1, 2014, by and between LiqTech International, Inc. and Aldo Petersen	Provided herewith

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 27, 2014
	By:	/s/ Finn Helmer
Finn Helmer Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Finn Helmer		March 27, 2014
Finn Helmer	Chief Executive Officer, Principal Executive Officer and Director

/s/ Aldo Petersen		March 27, 2014
Aldo Petersen	Chairman of the Board of Directors

/s/ Soren Degn		March 27, 2014
Soren Degn	Chief Financial Officer, Principal Financial and Accounting Officer

/s/ Paul Burgon		March 27, 2014
Paul Burgon	Director

/s/ Mark Vernon		March 27, 2014
Mark Vernon	Director