Form 10-Q
period 2014-03-31
LIQTECH INTERNATIONAL INC
filed 2014-05-15
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 15, 2014, was 27,212,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2014	2013
	UNAUDITED
Current Assets:
Cash	$3,729,115	$4,884,275
Accounts receivable, net	1,786,025	2,341,070
Other receivables	253,184	231,998
Cost in excess of billing	426,332	406,997
Inventories	4,755,048	4,258,606
Prepaid expenses	133,685	12,021
Current deferred tax asset	84,113	104,143

Total Current Assets	11,167,502	12,239,110

Property and Equipment, net accumulated depreciation	5,528,172	5,829,404

Other Assets:
Other investments	6,879	6,882
Long term tax asset	2,241,854	1,863,349
Other intangible assets	23,230	24,687
Deposits	274,966	271,916

Total Other Assets	2,546,929	2,166,834

Total Assets	$19,242,603	$20,235,348

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2014	2013
	UNAUDITED
Current Liabilities:
Current portion of capital lease obligations	$201,946	$208,419
Accounts payable	1,644,370	1,586,962
Accrued expenses	979,417	1,440,522
Billing in excess of cost	103,512	96,104
Accrued income taxes payable	2,000	2,000
Deferred revenue / customers deposit	1,216,517	1,212,434

Total Current Liabilities	4,147,762	4,546,441

Long-term capital lease obligations, less current portion	505,368	554,360

Total Long-Term Liabilities	505,368	554,360

Total Liabilities	4,653,130	5,100,801

Stockholders' Equity:

Common stock; par value $0,001, 100,000,000 shares authorized, 27,212,500 and 27,212,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	27,213	27,213
Additional paid-in capital	19,103,303	18,700,574
Accumulated deficit	(3,072,220)	(2,316,784)
Deferred compensation	(1,190,760)	(1,008,450)
Other comprehensive income, net	(300,762)	(292,565)
Non-controlled interest in subsidiaries	22,699	24,559

Total Stockholders' Equity	14,589,473	15,134,547

Total Liabilities and Stockholders' Equity	$19,242,603	$20,235,348

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2014	2013
Net Sales	$3,197,502	$3,399,148
Cost of Goods Sold	2,642,374	2,837,125

Gross Profit	555,128	562,023
Operating Expenses:
Selling expenses	669,547	573,925
General and administrative expenses	672,657	662,305
Non-cash compensation expenses	220,418	31,369
Research and development expenses	100,586	146,985

Total Operating Expense	1,663,208	1,414,584

Loss from Operations	(1,108,080)	(852,561)
Other Income (Expense)
Interest and other income	3,195	156
Interest expense	(11,521)	(11,705)
Loss on investments	(2,119)	-
Gain (loss) on currency transactions	2,787	(114,173)

Total Other Expense	(7,658)	(125,722)

Loss Before Income Taxes	(1,115,738)	(978,283)

Income Tax Benefit	(358,442)	(296,864)

Net Loss	(757,296)	(681,419)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(1,861)	(11,608)

Net Loss Attributable To LiqTech	$(755,435)	$(669,811)
Basic Loss Per Share	$(0.03)	$(0.03)
Weighted Average Common Shares Outstanding	27,212,500	24,111,500
Diluted Loss Per Share	$(0.03)	$(0.03)
Weighted Average Common Shares Outstanding Assuming Dilution	27,212,500	24,111,500

The accompanying notes are an integral part of these financial statements

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2014	2013

Net Loss	(757,296)	(681,419)
Currency Translation, Net of Taxes	(8,197)	(106,447)

Other Comprehensive Loss	$(765,493)	$(787,866)

Comprehensive Loss Attributable To Non-controlling Interest in Subsidiaries	(9)	(11,608)

Comprehensive Loss Attributable To LiqTech International Inc.	$(765,484)	$(776,258)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Period Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(757,296)	$(681,419)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation and amortization	461,748	401,841
Non-cash compensation	220,418	31,369
Bad debt expense	-	27,925
Change in deferred tax asset / liability	(358,475)	(286,558)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	533,859	247,459
(Increase) decrease in inventory	(496,442)	(137,817)
(Increase) decrease in prepaid expenses/deposits	(124,714)	62,538
Increase (decrease) in accounts payable	57,408	6,306
Increase (decrease) in accrued expenses	(457,022)	(204,904)
Increase (decrease) long-term contracts	(11,927)	(397)

Total Adjustments	(175,147)	147,762

Net Cash Used by Operating Activities	(932,443)	(533,657)

Cash Flows from Investing Activities:
Purchase of property and equipment	(141,680)	(125,472)
Purchase of Long-term investments	-	(4,248)

Net Cash Used by Investing Activities	(141,680)	(129,720)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(55,465)	(76,688)

Net Cash Used by Financing Activities	(55,465)	(76,688)

Loss on Currency Translation	(25,573)	(17,655)

Net Decrease in Cash and Cash Equivalents	(1,155,160)	(757,720)

Cash and Cash Equivalents at Beginning of Period	4,884,275	3,873,338

Cash and Cash Equivalents at End of Period	$3,729,115	$3,115,618

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,521	$11,705
Income Taxes	$1,000	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees and the board of directors	$54,352	31,369
Compensation for vesting of restricted stock awards issued to the board of directors	106,666	-
Value of warrants issued for services	59,400	-
Total	$220,418	$31,369

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

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int DK is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar, the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at March 31, 2014 and December 31, 2013.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows:

	2014	2013
Allowance for doubtful accounts at the beginning of the period	$608,356	$1,243,500
Bad debt expense	-	72,548
Amount of receivables written off	-	(770,738)
Effect of currency translation	(221)	63,046
Allowance for doubtful accounts at the end of the period	$608,135	$608,356

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $3,462 and $11,788, for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2014 and 2013 were $100,586, and $146,985, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options and rewards - During the years presented in the accompanying consolidated financial statements, the Company has granted options and restricted stocks. The Company accounts for options and restricted stocks in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock and Reward Compensation. Non-cash compensation costs of $161,018 and $31,369 have been recognized for the vesting of options and restricted stocks granted to employees and directors with an associated recognized tax benefit of $0 for the three months ended March 31, 2014 and 2013, respectively. See note 10.

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

Recent Accounting Pronouncements -- In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

NOTE 2 – INVENTORY

Inventory consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Furnace parts and supplies	$1,128,989	$1,025,225
Raw materials	763,298	631,524
Work in process	1,943,206	1,799,888
Finished goods	1,123,912	1,062,865
Reserve for obsolescence	(204,357)	(260,896)
Net Inventory	$4,755,048	$4,258,606

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	Useful Life			2014	2013
Production equipment	3	-	10	$11,616,712	$11,542,740
Lab equipment	3	-	10	181,361	181,432
Computer equipment	3	-	5	278,124	276,013
Vehicles		3		38,206	38,221
Furniture and fixture		5		69,845	68,169
Leasehold improvements		10		1,089,987	1,059,605
				13,274,235	13,166,180
Less Accumulated Depreciation				(7,746,063)	(7,336,776)
Net Property and Equipment				$5,528,172	$5,829,404

Depreciation expense amounted to $460,291 and $399,610, for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 – INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of March 31, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,879

Total	-	-	6,879

As of December 31, 2013	Level 1	Level 2	Level 3

Investments	-	-	6,882

Total	-	-	6,882

At March 31, 2014 our total investment of $6,879 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2013 our total investment of $6,882 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $23,230 and $24,687, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the three months ended March 31, 2014 and 2013 was $1,457 and $2,231, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2014	$4,341
2015	5,788
2016	5,788
2017	3,515
2018	2,957
Thereafter	841
Total Amortization Expenses	$23,230

NOTE 6 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August, 2018, March 2017, February 2017 and December 2016. In some of these lease agreements the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2014 are as follows:

Year ending December	Operating Lease Payments
2014	$478,552
2015	655,591
2016	672,708
2017	497,952
2018	314,573
Thereafter	-
Total Minimum Lease Payments	$2,619,376

Lease expense charged to operations was $173,755 and $190,057 for the three months ended March 31, 2014 and 2013, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $12,138, $4,704, $3,046 and $2,170 expiring through April 2017. Included in property and equipment, at March 31, 2014 and December 31, 2013, the Company had recorded equipment on capital lease at $1,599,633 and $1,600,254, respectively, with related accumulated depreciation of $963,467 and $907,728, respectively.

During the three months ended March 31, 2014 and 2013, depreciation expense for equipment on capital lease amounted to $55,742, and $53,761, respectively, and has been included in depreciation expense. During the three months ended March 31, 2014 and 2013, interest expense on a capital lease obligation amounted to $10,936 and $13,589, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Capital Lease Payments
2014	$193,667
2015	226,668
2016	219,423
2017	140,893
2018	-
Thereafter	-
Total minimum lease payments	780,651
Less amount representing interest	(73,337)
Present value of minimum lease payments	707,314
Less current portion	(201,946)
Long-term lease payments	$505,368

NOTE 7 – AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2014 and 2013, matching contributions were expensed and totaled $3,692 and $3,131, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2014 and December 31, 2013:

	2014	2013
Vacation accrual	$4,161	$4,161
Allowance for doubtful Accounts	13,955	13,955
Reserve for obsolete inventory	65,997	86,027
Net current tax assets	$84,113	$104,143

Business tax credit carryover	20,184	20,184
Deferred Compensation	93,508	202,309
Net operating loss carryover	2,854,867	2,367,568
Excess of book over tax depreciation	(726,705)	(726,712)
Long term tax asset	$2,241,854	$1,863,349

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

As of March 31, 2014, the Company had net operating loss carryovers of approximately $5,345,000 for U.S. Federal purposes expiring through 2033; $2,930,000 for Danish tax purposes which do not expire; $384,00 for German tax purposes which do not expire and $453,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at March 31, 2014 and 2013:

	2014	2013
Computed tax at expected statutory rate	$(378,718)	$(328,670)
State and local income taxes, net of federal benefits	(24,703)	-
Non-deductible expenses	18,480	-
Non-US income taxed at different rates	26,499	31,806
Other items	-	-
Income tax expense (benefit)	$(358,442)	$(296,864)

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2014 and 2013 consisted of the following:

	2014	2013
Current income tax expense:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Deferred Compensation	$108,801	$-

Net operating loss carryover	(487,269)	(296,864)
Allowance for doubtful accounts	-	-
Reserve for obsolete inventory	20,026	-
Deferred tax expense	$(358,442)	$(296,864)
Income tax benefit	$(358,442)	$(296,864)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

 The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2009 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31
	2014	2013
Net Loss attributable to LiqTech International Inc.	$(755,435)	$(669,811)
Weighted average number of common shares used in basic earnings per share	27,212,500	24,111,500
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potentially dilutive securities	27,212,500	24,111,500

For the three months ended March 31, 2014, Company had 3,064,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Company at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three months ended March 31, 2013, Company had 1,964,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 6,625,575 warrants outstanding to purchase common stock of the Company at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock -- Company has 100,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2014 and December 31, 2013, respectively, there were 27,212,500 and 27,212,500 common shares issued and outstanding.

Voting -- Holders of Company common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of Company common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights -- In the event of any liquidation, dissolution or winding-up of affairs of Company, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of Company common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of Company common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

Preferred Stock -- Our Board of Directors has the authority to issue Company preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of Company preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

 Common Stock Issuance

During the year 2013, the Company issued 100,000 shares of common stock valued at $320,000 for services rendered.

The Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of March 31, 2014, the Company has recorded deferred compensation of $426,668 and non-cash compensation expense of $106,666 relating to the awards for the period ended March 31, 2014.

On October 9, 2013 we announced that the warrant and option exchange offer raised $4,051,000 by exercising 2,701,000 warrants and stock options which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gave the Company additional flexibility to generate new orders and sustain future growth.

On March 2, 2012, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 2,511,500 shares of common stock at a per share price of $3.25 and generated net proceeds of approximately $7.1 million, net of offering cost of $1,082,668.

Common Stock Purchase Warrants

A summary of the status of the Warrants outstanding at March 31, 2014 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	3,874,000	2.75	$1.50	3,874,000	$1.50
$2.35	400,000	1.00	$2.35	400,000	$2.35
$2.70	2,626,000	2.75	$2.70	2,626,000	$3.00
$4.06	125,575	2.93	$4.0625	125,575	$4.0625
Total	7,025,575	2.65	$2.04	7,025,575	$2.04

At March 31, 2014 the Company had no non-vested warrants. We have recorded non-cash compensation expense of $59,400 for the period ended March 31, 2014 related to the warrants issued.

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

Stock Options

In August 2011, Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At March 31, 2014, 3,064,130 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term (in years)	3-4
Volatility	65.64
Risk free interest rate	0.67%
Dividend yield	0%

The Company recognized stock based compensation expense related to the options of $54,352 and $31,369 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 the Company had approximately $764,092 of unrecognized compensation cost related to non-vested options expected to be recognized through March 31, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2014 is presented below:

				Options Outstanding			Options Exercisable
Range of Exercise Prices				Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$		1.50		377,500	0.90	$1.50	377,500	$1.50
$		1.90		500,000	2.83	$1.90	166,667	$1.90
$		2.35		600,000	3.00	$2.35	150,000	$2.35
$		2.70		75,000	0.90	$2.70	75,000	$2.70
	$3.00	-	$3.60	1,511,630	0.91	$3.06	1,511,630	$3.04
Total				3,064,130	1.63	$2.53	2,280,830	$2.66

A summary of the status of the options at March 31, 2014, and changes during the period is presented below:

	March 31, 2014
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	2,564,130	$2.65	1.64	$283,125
Granted	500,000	1.90	2.83	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,064,130	$2.53	1.63	$151,000
Vested and expected to vest	3,064,130	$2.53	1.63	$151,000
Exercisable end of period	2,280,830	$2.66	1.18	$151,000

At March 31, 2014 the Company had 783,300 non-vested options with a weighted average exercise price of $2.11 and with a weighted average grant date fair value of $0.986, resulting in unrecognized compensation expense of $764,092, which is expected to be expensed over a weighted-average period of 2.91 years.

The total intrinsic value of options at March 31, 2014 was $151,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2014 (for outstanding options), less the applicable exercise price.

NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION

 The Company had no customers that accounted for more than 10% of total sales at March 31, 2014 and 2013 respectively.

The Company sells products throughout the world; sales by geographical region are as follows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
United States and Canada	$1,006,205	$651,019
Australian	55,952	152,746
South America	16,832	20,620
Asia	306,621	818,552
Europe	1,811,892	1,756,211
	$3,197,502	$3,399,148

The Company’s sales by product line are as follows for the three months ended March 31, 2014 and 2013 respectively:

	For the Three Months Ended March 31,
	2014	2013
Ceramic diesel particulate	$1,563,827	$1,932,305
Liquid filters	1,541,094	1,202,952
Kiln furniture	92,581	263,891
	$3,197,502	$3,399,148

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 13, 2014.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2014, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Recent Developments

On January 30, 2014 we announced that after extensive and successful testing LiqTech has received a production order for flat sheet silicon carbide membranes from the Middle East.

On March 3, 2014 we announced that the Company received a purchase order of approximately USD 300,000 for a prototype system based upon the LiqTech SiC membranes. The algae system will be based on a new development in the membrane technology from LiqTech. The prototype system will be used to concentrate an algae stream as a part of the harvesting process. Preliminary tests have shown that the LiqTech SiC membranes offer a higher throughput, high algae concentration and require less energy compared to other membrane products.

On March 3, 2014 we announced announced that Lasse Andreassen, a Founder of LiqTech International, Inc., has elected to retire and, as a result of his retirement, he will no longer serve as a director of LiqTech.

On March 18, 2014 we announced that it has received a new order for Diesel Particulate Filters (“DPF”) for $450,000 from Emigreen B.V. Netherland, a firm that is expert in the emission control of industrial combustion engines for the luxury boat market.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for three months ended March 31, 2014 and 2013:

	Period ended March 31,
					Period to period change
	2014	As a % of Sales	2013	As a % of Sales	$	Percent %
Net Sales	3,197,502	100%	3,399,148	100%	(201,646)	(5.9)
Cost of Goods Sold	2,642,374	82.6	2,837,125	83.5	(194,751)	(6.9)
Gross Profit	555,128	17.4	562,023	16.5	(6,895)	(1.2)
Operating Expenses
Selling and Marketing	669,547	20.9	573,925	16.9	95,622	16.7
General and Administrative	672,657	21.0	662,305	19.5	10,352	1.6
Non-cash compensation	220,418	6.9	31,369	0.9	189,049	602.7
Research and Development	100,586	3.1	146,985	4.3	(46,399)	(31.6)
Total Operating Expenses	1,663,208	52.0	1,414,584	41.6	248,624	17.6

Loss from Operations	(1,108,080)	(34.7)	(852,561)	(25.1)	(255,519)	30.0
Interest and Other Income	3,195	0.1	156	0.0	3,039	1948.1
Interest (Expense)	(11,521)	(0.4)	(11,705)	(0.3)	184	(1.6)
(Loss) on Investments	(2,119)	(0.1)	-	0.0	(2,119)	-
Gain (loss) on Currency Transactions	2,787	0.1	(114,173)	-3.4	116,960	(102.4)
Total Other Income (Expense)	(7,658)	(0.2)	(125,722)	(3.7)	118,064	(93.9)

Income Before Income Taxes	(1,115,738)	(34.9)	(978,283)	(28.8)	(137,455)	14.1
Income Taxes Expense (Income)	(358,442)	(11.2)	(296,864)	(8.7)	(61,578)	20.7

Net Income	(757,296)	(23.7)	(681,419)	(20.0)	(75,877)	11.1
Less net income attributable to the non-controlled interest in subsidiaries	(1,861)	(0.1)	(11,608)	(0.3)	9,747	(84.0)
Net Income attributable to LiqTech	(755,435)	(23.6)	(669,811)	(19.7)	(85,624)	12.8

Comparison of the three month periods ended March 31, 2014 and March 31, 2013

Revenues

      Net sales for the three months ended March 31, 2014 were $3,197,502 compared to $3,399,148 for the same period in 2013, representing a decrease of $201,646 or 5.9%. The decrease in sales consist of a decrease in sales of DPFs of $368,478 and an increase in sales of liquid filters of $338,142 and a decrease in sales of kiln furniture of $171,310. The decrease in demand for our DPFs is mainly due to a postponement in use of mandates in the U.S. market and the lack of new low emissions zone activity in Europe. The increase in demand for our liquid filters is due to an increase in worldwide sales of those products. The decrease in demand for our kiln furniture is due to a decision of not focusing on this product line anymore.

Gross Profit

 Gross profit for the three months ended March 31, 2014 was $555,128 compared to $562,023 for same period in 2013, representing a decrease of $6,895 or 1.2%. The decrease in gross profit was due to a decrease in our sales. Included in the gross profit is depreciation of $461,748 and $401,841 for the three months ended March 31, 2014 and 2013, respectively.

Expenses

 Total operating expenses for the three months ended March 31, 2014 were $1,663,208 representing an increase of $248,624 or 17.6%, compared to $1,414,584 for the same period in 2013. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $95,622 or 16.7%, an increase in general and administrative expenses of $10,352 or 1.6%, an increase in non-cash compensation expenses of $189,049 or 602.7% and a decrease in research and development expenses of $46,399 or 31.6% compared to the same period in 2013.

 Selling expenses for the three months ended March 31, 2014 were $669,547 compared to $573,925 for the same period in 2013, representing an increase of $95,622 or 16.7%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three months ended March 31, 2014 were $672,657 compared to $662,305 for the same period in 2013, representing an increase of $10,352, or 1.6%. This increase is attributable to a small increase in general costs.

 Non-cash compensation expenses for three months ended March 31, 2014 were $220,418 compared to $31,369 for the same period in 2013, representing an increase of $189,049 or 602.7%. This increase is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

 The following is a summary of our non-cash compensation:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Compensation upon vesting of stock options granted to employees and the board of directors	$54,352	$31,369
Compensation for vesting of restricted stock awards issued to the board of directors	106,666	-
Warrants	59,400	-
Total Non-Cash Compensation	$220,418	$31,369

Research and development expenses for the three months ended March 31, 2014 were $100,586 compared to $146,985 for the same period in 2013, representing a decrease of $46,399, or 31.6%. This decrease is attributable to decreased research and development expenditures for the three months ending March 31, 2014 compared to the same period in 2013.

Net Loss Attributable to the Company

Net income attributable to the Company for the three months ended March 31, 2014 was a loss of $755,435 compared to a loss of $669,811 for the comparable period in 2013, representing an increase of $85,624. This increase was primarily attributable to an increase of $248,624 in our operating expenses, partly a decrease in other expenses of $118,064 and an increase in income taxes income of $61,578. The largest contributor to the increase in operating expenses was an increase in non-cash compensation of $189,049 or 602.7% primarily due to increasing use of non-cash compensation for service provided and issuance of stock options and restricted stock.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At March 31, 2014, we had cash of $3,729,115 and working capital of $7,019,740 and at December 31, 2013, we had cash of $4,884,275 and working capital of $7,692,669. At March 31, 2014, our working capital decreased by $672,929 compared to December 31, 2013. Total current assets were $11,167,502 and $12,239,110 at March 31, 2014 and at December 31, 2013, respectively, and total current liabilities were $4,147,762 and $4,546,441 at March 31, 2014 and at December 31, 2013, respectively.

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

Cash Flows

Three months ended March 31, 2014 Compared to three months ended March 31, 2013

 Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2014 was $932,443, representing an increase of $398,786 compared to cash used by operating activities of $533,657 for the three months ended March 31, 2013. The $398,786 increase in cash used by operating activities for the three months ended March 31, 2014 was mainly due to the net loss of $757,296, the increases of $496,442 in inventory and a decrease of $457,022 in accrued expenses, partially offset by a decrease of $533,859 in accounts receivable and an increase in accounts payable of $57,408.

The increases in inventory, the decrease in accounts receivable, the increase in accounts payable and the decrease in accrued expenses were all due to normal variations in the ordinary course of business.

 Cash used in investing activities was $141,680 for the three months ended March 31, 2014, as compared to cash used in investing activities of $129,720 for the three months ended March 31, 2013. Cash used in investing activities increased for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 and this increase was primarily due to an increase of $16,208 in the purchase of equipment and a decrease of $4,248 in purchase of long-term investments.

Cash used by financing activities was $55,465 for the three months ended March 31, 2014, as compared to cash used by financing activities of $76,688 for the three months ended March 31, 2013. This change of $21,223 in cash used by financing activities for the three months ended March 31, 2014, compared to 2013, was due to net payments proceeds on capital lease obligation.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

 Operating Leases — The Company leases office and production facilities under operating lease agreements expiring in August, 2018, March 2017, February 2017 and December 2016. Some of these lease agreements have a right to extend.

 The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2014 are as follows:

Year ending December	Operating Lease Payments
2014	$478,552
2015	655,591
2016	672,708
2017	497,952
2018	314,573
Thereafter	-
Total Minimum Lease Payments	$2,619,376

Significant Accounting Policies and Critical Accounting Estimates

There have been no significant changes in our significant accounting policies and critical accounting estimates since the filing of our Annual Report on Form 10-K for the period ended December 31, 2013.

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

None

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

LiqTech International, Inc.

Dated: May 15, 2014	/s/ Finn Helmer
Finn Helmer, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)