Form 10-Q
period 2014-06-30
LIQTECH INTERNATIONAL INC
filed 2014-08-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 11, 2014, was 27,212,500 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2014	2013
	UNAUDITED
Current Assets:
Cash	$1,265,367	$4,884,275
Accounts receivable, net	2,893,254	2,341,070
Other receivables	42,294	231,998
Cost in excess of billing	518,327	406,997
Inventories	4,611,248	4,258,606
Prepaid expenses	103,169	12,021
Current deferred tax asset	41,686	104,143

Total Current Assets	9,475,345	12,239,110

Property and Equipment, net accumulated depreciation	5,201,068	5,829,404

Other Assets:
Other investments	6,824	6,882
Long term deferred tax asset	2,628,557	1,863,349
Other intangible assets	21,623	24,687
Deposits	272,904	271,916

Total Other Assets	2,929,908	2,166,834

Total Assets	$17,606,321	$20,235,348

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2014	2013
	UNAUDITED
Current Liabilities:
Current portion of capital lease obligations	$192,086	$208,419
Accounts payable	1,508,008	1,586,962
Accrued expenses	1,105,355	1,440,522
Billing in excess of cost	89,961	96,104
Accrued income taxes payable	2,000	2,000
Deferred revenue / customers deposit	267,020	1,212,434

Total Current Liabilities	3,164,430	4,546,441

Long-term capital lease obligations, less current portion	458,177	554,360

Total Long-Term Liabilities	458,177	554,360

Total Liabilities	3,622,607	5,100,801

Stockholders' Equity:

Common stock; par value $0,001, 100,000,000 shares authorized, 27,212,500 and 27,212,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	27,213	27,213
Additional paid-in capital	19,103,303	18,700,574
Accumulated deficit	(3,834,356)	(2,316,784)
Deferred compensation	(1,018,554)	(1,008,450)
Other comprehensive income, net	(314,866)	(292,565)
Non-controlled interest in subsidiaries	20,974	24,559

Total Stockholders' Equity	13,983,714	15,134,547

Total Liabilities and Stockholders' Equity	$17,606,321	$20,235,348

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales	$3,973,687	$2,805,921	$7,171,189	$6,205,069

Cost of Goods Sold	3,122,473	2,513,400	5,764,847	5,350,525

Gross Profit	851,214	292,521	1,406,342	854,544
Operating Expenses:
Selling expenses	929,277	715,592	1,598,824	1,289,517
General and administrative expenses	763,524	541,824	1,436,181	1,204,129
Non-cash compensation expenses	172,205	743,519	392,623	774,888
Research and development expenses	39,833	111,254	140,419	258,239

Total Operating Expense	1,904,839	2,112,189	3,568,047	3,526,773

Loss from Operations	(1,053,625)	(1,819,668)	(2,161,705)	(2,672,229)

Other Income (Expense)
Interest and other income	10,550	2,244	13,745	2,400
Interest (expense)	(10,599)	(12,952)	(22,120)	(24,657)
Gain (loss) on investments	1,278	-	(841)	-
Gain (loss) on currency transactions	(48,112)	77,199	(45,325)	(36,974)
Loss on sale of fixed assets	-	(2,135)	-	(2,135)

Total Other Income (Expense)	(46,883)	64,356	(54,541)	(61,366)

Loss Before Income Taxes	(1,100,508)	(1,755,312)	(2,216,246)	(2,733,595)

Income Tax Expense (Income)	(337,118)	(444,659)	(695,560)	(741,523)

Net Loss	(763,390)	(1,310,653)	(1,520,686)	(1,992,072)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(1,254)	(2,551)	(3,114)	(14,159)

Net Loss Attributable To LiqTech	$(762,136)	$(1,308,102)	$(1,517,572)	$(1,977,913)

Basic Earnings Per Share	$(0.03)	$(0.05)	$(0.06)	$(0.08)
Weighted Average Common Shares Outstanding	27,212,500	24,359,852	27,212,500	24,236,362
Diluted Earnings Per Share	$(0.03)	$(0.05)	$(0.06)	$(0.08)
Weighted Average Common Shares Outstanding Assuming Dilution	27,212,500	24,359,852	27,212,500	24,236,362

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net Income (Loss)	(763,390)	(1,310,653)	(1,520,686)	(1,992,072)

Currency Translation, Net of Taxes	14,003	83,648	(22,200)	(22,799)

Other Comprehensive Income (Loss)	$(749,387)	$(1,227,005)	$(1,542,886)	$(2,014,871)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	174	11,392	(183)	(216)

Comprehensive Income (Loss) Attributable To LiqTech International Inc.	$(749,213)	$(1,238,397)	$(1,543,069)	$(2,014,655)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Period
	Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,520,686)	$(1,992,072)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	873,216	776,401
Non-cash compensation	392,623	774,888
Bad debt expense	107,111	47,366
Obsolete inventory expense	-	36,354
Change in deferred tax asset / liability	(702,751)	(739,173)
(Gain) Loss on sale of equipment	-	2,135
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(469,591)	1,106,031
(Increase) decrease in inventory	(352,642)	(484,523)
(Increase) decrease in prepaid expenses/deposits	(92,136)	82,182
Increase (decrease) in accounts payable	(78,954)	(1,006,210)
Increase (decrease) in accrued expenses	(1,280,581)	70,757
Increase (decrease) long term contracts	(117,473)	(84,484)

Total Adjustments	(1,721,178)	581,724

Net Cash Provided (Used) by Operating Activities	(3,241,864)	(1,410,348)

Cash Flows from Investing Activities:
Purchase of property and equipment	(183,008)	(263,433)
Purchase of Long-term investments	-	(17,369)

Net Cash Used by Investing Activities	(183,008)	(280,802)

Cash Flows from Financing Activities:
Net (payments) proceeds on capital lease obligation	(112,516)	(106,568)

Net Cash Provided (Used) by Financing Activities	(112,516)	(106,568)

Loss on Currency Translation	(81,520)	(9,340)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,618,908)	(1,807,058)

Cash and Cash Equivalents at Beginning of Period	4,884,275	3,873,338

Cash and Cash Equivalents at End of Period	$1,265,367	$2,066,280

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$22,119	$24,657
Income Taxes	$1,000	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees and the board of directors	$119,892	$265,266
Compensation for vesting of restricted stock awards issued to the board of directors	213,331	130,222
Value of warrants issued for services	59,400	379,400
Total	$392,623	$774,888

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

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Consolidation --The consolidated financial statements include the accounts and operations of the Company. The non-controlling interests in the net assets of the subsidiaries are recorded in equity. The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int DK is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar, the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the periods ended June 30, 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at June 30, 2014 and December 31, 2013.

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

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	2014	2013
Allowance for doubtful accounts at the beginning of the period	$608,356	$1,243,500
Bad debt expense	107,111	72,548
Amount of receivables written off	-	(770,738)
Effect of currency translation	(31,101)	63,046
Allowance for doubtful accounts at the end of the period	$684,366	$608,356

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $12,486 and $20,739, for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the six months ended June 30, 2014 and 2013 were $140,419, and $258,239, respectively, of research and development costs.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options -- The Company have granted stock options to certain key employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $392,623 and $774,888 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the six months ended June 30, 2014 and 2013, respectively.

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

 Recent Accounting Pronouncements -- In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective beginning in the first quarter of 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

NOTE 2 – INVENTORY

Inventory consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Furnace parts and supplies	$1,193,192	$1,025,225
Raw materials	671,271	631,524
Work in process	1,717,590	1,799,888
Finished goods	1,111,233	1,062,865
Reserve for obsolescence	(82,038)	(260,896)
Net Inventory	$4,611,248	$4,258,606

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	Useful Life	2014	2013
Production equipment	3 - 10	$11,552,124	$11,542,740
Lab equipment	3 - 10	179,896	181,432
Computer equipment	3 - 5	276,513	276,013
Vehicles	3	37,898	38,221
Furniture and fixture	5	72,736	68,169
Leasehold improvements	10	1,113,238	1,059,605
		13,232,405	13,166,180
Less Accumulated Depreciation		(8,031,337)	(7,336,776)
Net Property and Equipment		$5,201,068	$5,829,404

Depreciation expense amounted to $870,152 and $773,447, for the six months ended June 30, 2014 and 2013, respectively.

NOTE 4 – INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,824

Total	-	-	6,824

As of December 31, 2013	Level 1	Level 2	Level 3

Investments	-	-	6,882

Total	-	-	6,882

At June 30, 2014 our total investment of $6,824 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2013 our total investment of $6,882 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $21,623 and $24,687, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the six months ended June 30, 2014 and 2013 was $3,064 and $2,954, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2014	$2,871
2015	5,742
2016	5,742
2017	3,486
2018	2,933
Thereafter	849
Total Amortization Expenses	$21,623

NOTE 6 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August, 2018, March 2017, February 2017 and December 2016. In some of these lease agreements the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2014 are as follows:

Year ending December	Operating Lease Payments
2014	$317,256
2015	651,924
2016	668,935
2017	494,207
2018	312,032
Thereafter	-
Total Minimum Lease Payments	$2,444,354

Lease expense charged to operations was $355,462 and $382,766 for the six months ended June 30, 2014 and 2013, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $12,040, $4,666, $3,021 and $2,152 expiring through April 2017. Included in property and equipment, at June 30, 2014 and December 31, 2013, the Company had recorded equipment on capital lease at $1,586,711 and $1,600,254, respectively, with related accumulated depreciation of $1,005,748 and $907,728, respectively.

During the six months ended June 30, 2014 and 2013, depreciation expense for equipment on capital lease amounted to $105,977, and $107,003, respectively, and has been included in depreciation expense. During the six months ended June 30, 2014 and 2013, interest expense on a capital lease obligation amounted to $20,968 and $26,307, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Capital Lease Payments
2014	$130,767
2015	224,837
2016	217,651
2017	139,755
2018	-
Thereafter	-
Total minimum lease payments	713,010
Less amount representing interest	(62,747)
Present value of minimum lease payments	650,263
Less current portion	(192,086)
Long-term lease payments	$458,177

NOTE 7 – AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2014 and 2013, matching contributions were expensed and totaled $7,425 and $7,463, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2014 and December 31, 2013:

	2014	2013
Vacation accrual	$4,161	$4,161
Allowance for doubtful Accounts	13,955	13,955
Reserve for obsolete inventory	23,570	86,027
Net current tax assets	$41,686	$104,143

Business tax credit carryover	20,184	20,184
Deferred Compensation	202,309	202,309
Net operating loss carryover	3,132,619	2,367,568
Excess of book over tax depreciation	(726,555)	(726,712)
Long term tax asset	$2,628,557	$1,863,349

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

As of June 30, 2014, the Company had net operating loss carryovers of approximately $6,481,000 for U.S. Federal purposes expiring through 2033; $3,020,000 for Danish tax purposes which do not expire; $418,000 for German tax purposes which do not expire and $513,000 for Singapore tax purposes which do not expire.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2014 and 2013:

	2014	2013
Computed tax at expected statutory rate	$(752,797)	$(924,608)
State and local income taxes, net of federal benefits	(24,704)	(8,533)
Non-deductible expenses	40,763	111,329
Non-US income taxed at different rates	41,178	80,847
Other items	-	(558)
Income tax expense (benefit)	$(695,560)	$(741,523)

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2014 and 2013 consisted of the following:

	2014	2013
Current income tax expense:
Danish	$-	$-
Korea	-	-
Federal	-	-
State	-	-
Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Deferred Compensation	$-	$-

Net operating loss carryover	(757,272)	(728,604)
Allowance for doubtful accounts	-	-
Reserve for obsolete inventory	61,712	(12,919)
Deferred tax expense	$(695,560)	$(741,523)
Income tax benefit	$(695,560)	$(741,523)

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

NOTE 9 – LOSS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
Income (Loss) attributable to LiqTech International Inc.	$(762,136)	$(1,308,102)	$(1,517,572)	$(1,977,913)
Weighted average number of common shares used in basic earnings per share	27,212,500	24,359,852	27,212,500	24,236,362
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	$27,212,500	$24,359,852	$27,212,500	$24,236,362

For the six months ended June 30, 2014, Parent had 3,064,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the six months ended June 30, 2013, Parent had 1,964,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 6,625,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2014 and December 31, 2013, respectively, there were 27,212,500 and 27,212,500 common shares issued and outstanding.

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

The Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of June 30, 2014, the Company has recorded deferred compensation of $320,001 and non-cash compensation expense of $213,333 relating to the awards for the period ended June 30, 2014.

On October 9, 2013 we announced that the warrant and option exercise raised $4,051,000 with holders exercising 2,701,000 warrants and stock options which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gave the Company additional flexibility to generate new orders and to sustain future growth.

On March 2, 2012, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 2,511,500 shares of common stock at a per share price of $3.25 and generated net proceeds of approximately $7.1 million, net of offering cost of $1,082,668.

Common Stock Purchase Warrants

A summary of the status of the Warrants outstanding at June 30, 2014 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	3,874,000	2.50	$1.50	3,874,000	$1.50
$2.35	400,000	0.75	$2.35	400,000	$2.35
$2.70	2,626,000	2.50	$2.70	2,626,000	$2.70
$4.0625	125,575	2.68	$4.0625	125,575	$4.0625
Total	7,025,575	2.40	$2.04	7,025,575	$2.04

At June 30, 2014 the Company had no non-vested warrants. We have recorded non-cash compensation expense of $59,400 for the period ended June 30, 2014 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At June 30, 2014, 3,064,130 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense related to the options of $119,891 and $265,266 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 the Company had approximately $698,553 of unrecognized compensation cost related to non-vested options expected to be recognized through March 31, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at June 30, 2014 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	377,500	0.65	$1.50	377,500	$1.50
$1.90	500,000	2.58	$1.90	166,667	$1.90
$2.35	600,000	2.75	$2.35	150,000	$2.35
$2.70	75,000	0.65	$2.70	75,000	$2.70
$3.00 - $3.60	1,511,630	0.66	$3.06	1,511,630	$3.04
Total	3,064,130	1.38	$2.53	2,280,830	$2.66

A summary of the status of the options at June 30, 2014, and changes during the period is presented below:

	June 30, 2014
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	2,564,130	$2.65	1.64	$283,125
Granted	500,000	1.90	2.58	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,064,130	$2.53	1.38	$221,200
Vested and expected to vest	3,064,130	$2.53	1.38	$221,200
Exercisable end of period	2,280,830	$2.66	0.93	$194,533

At June 30, 2014 the Company had 783,300 non-vested options with a weighted average exercise price of $2.16 and with a weighted average grant date fair value of $0.986, resulting in unrecognized compensation expense of $495,015, which is expected to be expensed over a weighted-average period of 2.65 years.

The total intrinsic value of options at June 30, 2014 was $221,200. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2014 (for outstanding options), less the applicable exercise price.

NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had four significant customers that accounted for 20%, 9%, 6% and 6% of total sales at June 30, 2014. The Company had no customers that accounted for more than 10% of total sales at June 30, 2013.

The Company sells products throughout the world; sales by geographical region are as follows for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
United States and Canada	$769,265	$876,391	$1,775,470	$1,527,410
Australia	28,363	15,644	84,315	168,390
South America	-	4,760	16,845	25,380
Asia	188,312	332,930	494,933	1,151,482
Europe	2,987,747	1,576,196	4,799,626	3,332,407
	$3,973,687	$2,805,921	$7,171,189	$6,205,069

The Company’s sales by product line are as follows for the three and six months ended June 31, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Ceramic diesel particulate	$2,054,689	$1,539,971	$3,618,516	$3,472,276
Liquid filters	1,841,580	1,035,918	3,382,674	2,238,870
Kiln furniture	77,418	230,032	169,999	493,923
	$3,973,687	$2,805,921	$7,171,189	$6,205,069

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through August 12, 2014.

Stock Offering - On July 22, 2014, the Company, entered into a purchase agreement with Craig-Hallum Capital Group LLC as Underwriter, pursuant to which the Company agreed to sell, and the Underwriter agreed to purchase for resale to the public an Offering, subject to the terms and conditions expressed therein, 6,956,522 shares of common stock of the Company, par value $0.001 per share at a price to the public of $1.50 per share. The Offering closed on July 28, 2014. The Company granted the Underwriter a 30-day option to purchase an additional 1,043,478 shares which was exercised by Craig-Hallum Capital Group LLC on July 25, 2014. The Company also issued to the Underwriter, for a price of $50, a warrant to purchase 400,000 shares at an exercise price of $1.65 per share. The warrants are immediately exercisable and will remain exercisable for five years.

Acquisition -On the July 28, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000 and EBITDA of DKK6,500,000, or (ii) EBITDA of not less than DKK10,000,000 and gross revenues of not less than DKK50,000,000. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000 and EBITDA of DKK12,000,000, or (ii) EBITDA of not less than DKK16,000,000 and gross revenues of not less than DKK80,000,000.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000 and EBITDA of DKK18,500,000, or (ii) EBITDA of not less than DKK26,000,000 and gross revenues of not less than DKK130,000,000 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000 and EBITDA of not less than DKK21,000,000.

Change in Officers and Appointment of Director - Effective July 29, 2014, the board of directors (the “Board”) of the Company, accepted the amicable resignation of Finn Helmer from his position as Chief Executive Officer of the Company. Effective July 30, 2014, the Board appointed Mr. Sune Mathiesen to serve as CEO and as a Board member of the Company.

CEO Employment Agreement - On July 29, 2014, LiqTech Int. DK and Mr. Mathiesen entered into an Employment Agreement pursuant to which Mr. Mathiesen shall also serve as Director and Chief Executive Officer of the Company. In consideration for Mr. Mathiesen’s services to the Company, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000. Mr. Mathiesen’s Employment Agreement also provides that he shall receive a yearly bonus of five percent (5%) of the average gross profit for LiqTech Int. DK and Provital Solutions A/S for any sales (revenue) greater than or equal to DKK130,000,000 per year. The calculation in connection with the bonus is described in the Employment Agreement. In addition, Mr. Mathiesen shall be entitled to five weeks’ vacation, a Company mobile phone, broadband connection in his residence, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Mathiesen’s employment upon not less than 12 months’ notice and Mr. Mathiesen may terminate with 12 months’ notice to the end of the month. The contract is non-cancellable from both parties until December 31, 2016.

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

Recent Developments

Recent Contract Wins

On July 16, 2014, we announced a $0.3 million order from a Middle East customer to be delivered this year. The end-user placed the order to confirm the benefits of the LiqTech SiC membrane technology for various upstream produced water applications. We are currently engaged with many Oil & Gas projects primarily in Europe, the Americas and China. The purchase order was for one of our pilot systems installed with LiqTech SiC membrane technology in and effort to test the use of our SiC membranes for various produced water applications. We believe this first order can lead to follow-on sales in 2015. We see a general worldwide trend of increasing demand for higher quality re-injection water. We also see tightening discharge legislations, increasing water cuts (more water produced per barrel oil) and the introduction of Enhanced Oil Recovery (“EOR”) techniques that increase the amount of crude oil extracted from an oil field.

In June 2014, we announced a $0.3 million order from a Middle East Customer for a water membrane system. We view this as a validation point for our technology. This end-user placed the purchase order for one of our pilot systems installed with LiqTech SiC membrane technology in order to test the use of our SiC membranes for various produced water applications. We believe this first order can also lead to follow-on sales in 2015.

In May 2014, we announced a $0.3 million order with Time Solution, a Danish based company selling conventional RO systems, for commercial flat sheet membranes. The first prototypes of Time Solution’s filtration unit were finalized in December 2013 and the finished product has demonstrated positive results outperforming conventional technology for Pre-RO by lowering operating expenditures for customers.

In March 2014, we announced a $0.5 million order for DPFs with Emigreen B.V. Netherland, an expert in the emission control of industrial combustion engines. The integration of Emigreen’s generator engine and our filter resulting in the removal of 99.9% of soot particulates.

Also in March 2014, we announced our first SiC membrane order from an emerging algae market participant for $0.3 million. The algae market has been identified as one of our major emerging market opportunities, and companies in a number of industries including oil, chemical, and pharmaceuticals have identified opportunities in harvesting algae. More efficient harvesting processes are required to reduce production cost and the use of SiC membranes will be a key element in reducing cost thereby improving profitability for the end-users.

In March 2013, we announced our agreement with FMC Technologies, Inc. (NYSE: FTI), for the use of our silicon carbide membrane technology for oil/gas applications. This exclusive agreement has brought us into the attractive unconventional shale Oil & Gas sector and will allow for the development of new water treatment systems. The agreement includes a multi-year, multi-million dollar commitment towards LiqTech in order for FMC Technologies to maintain exclusivity. The agreement may be terminated at any time by FMC by providing notice to us. We believe our solution will become increasingly common as the market continues to trend toward more stringent water qualities, which cannot be met with conventional technologies.

Stock Offering

On July 22, 2014, the Company, entered into a purchase agreement with Craig-Hallum Capital Group LLC as Underwriter, pursuant to which the Company agreed to sell, and the Underwriter agreed to purchase for resale to the public an Offering, subject to the terms and conditions expressed therein, 6,956,522 shares of common stock of the Company, par value $0.001 per share at a price to the public of $1.50 per share. The Offering closed on July 28, 2014. The Company granted the Underwriter a 30-day option to purchase an additional 1,043,478 shares which was exercised by Craig-Hallum Capital Group LLC on July 25, 2014. The Company also issued to the Underwriter, for a price of $50, a warrant to purchase 400,000 shares at an exercise price of $1.65 per share. The warrants are immediately exercisable and will remain exercisable for five years.

Provital Acquisition

On the July 28, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000 and EBITDA of DKK6,500,000, or (ii) EBITDA of not less than DKK10,000,000 and gross revenues of not less than DKK50,000,000. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000 and EBITDA of DKK12,000,000, or (ii) EBITDA of not less than DKK16,000,000 and gross revenues of not less than DKK80,000,000.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000 and EBITDA of DKK18,500,000, or (ii) EBITDA of not less than DKK26,000,000 and gross revenues of not less than DKK130,000,000 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000 and EBITDA of not less than DKK21,000,000.

Change in Officers and Appointment of Director

Effective July 29, 2014, the board of directors (the “Board”) of the Company, accepted the amicable resignation of Finn Helmer from his position as Chief Executive Officer of the Company. Effective July 30, 2014, the Board appointed Mr. Sune Mathiesen to serve as CEO and as a Board member of the Company.

CEO Employment Agreement

On July 29, 2014, LiqTech Int. DK and Mr. Mathiesen entered into an Employment Agreement pursuant to which Mr. Mathiesen shall also serve as Director and Chief Executive Officer of the Company. In consideration for Mr. Mathiesen’s services to the Company, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000. Mr. Mathiesen’s Employment Agreement also provides that he shall receive a yearly bonus of five percent (5%) of the average gross profit for LiqTech Int. DK and Provital Solutions A/S for any sales (revenue) greater than or equal to DKK130,000,000 per year. The calculation in connection with the bonus is described in the Employment Agreement. In addition, Mr. Mathiesen shall be entitled to five weeks’ vacation, a Company mobile phone, broadband connection in his residence, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Mathiesen’s employment upon not less than 12 months’ notice and Mr. Mathiesen may terminate with 12 months’ notice to the end of the month. The contract is irredeemable from both parties until December 31, 2016.

Mr. Mathiesen has served as CEO and as a Director of MASU, a Danish company since February 2013. He has served as CEO and Director of the Board of Provital since March, 2012. Before that he served as Country Manager of Broen Lab Group since August 2010 and before that as Country Manager of GPA Flowsystem since February 2000. Mr. Mathiesen has a solid background in executive management, sales and turn-around. Mr. Mathiesen has been working hands-on with technical products within the valves and fittings industry for the past 16 years. He has a degree in commercial science from Via College in Randers.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
					Period to period change
	2014	As a % of Sales	2013	As a % of Sales	US$	Percent %
Net Sales	3,973,687	100%	2,805,921	100%	1,167,766	41.6
Cost of Goods Sold	3,122,473	78.6	2,513,400	89.6	609,073	24.2
Gross Profit	851,214	21.4	292,521	10.4	558,693	191.0
Operating Expenses
Selling and Marketing	929,277	23.4	715,592	25.5	213,685	29.9
General and Administrative	763,524	19.2	541,824	19.3	221,700	40.9
Non-cash compensation	172,205	4.3	743,519	26.5	(571,314)	(76.8)
Research and Development	39,833	1.0	111,254	4.0	(71,421)	(64.2)
Total Operating Expenses	1,904,839	47.9	2,112,189	75.3	(207,350)	(9.8)

Income (loss) from Operating	(1,053,625)	(26.5)	(1,819,668)	(64.9)	766,043	(42.1)

Interest and Other Income	10,550	0.3	2,244	0.1	8,306	370.1
Interest (Expense)	(10,599)	(0.3)	(12,952)	(0.5)	2,354	(18.2)
(Loss) on Investments	1,278	0.0	-	-	1,278	-
Gain (loss) on Currency Transactions	(48,112)	(1.2)	77,199	2.8	(125,311)	(162.3)
Gain (Loss) on Sale of Fixed Assets	-	-	(2,135)	(0.1)	2,135	(100.0)
Total Other Income (Expense)	(46,883)	(1.2)	64,356	2.3	(111,238)	(172.8)

Income Before Income Taxes	(1,100,508)	(27.7)	(1,755,312)	(62.6)	654,805	(37.3)
Income Taxes Expense (Income)	(337,118)	(8.5)	(444,659)	(15.8)	107,541	(24.2)

Net Income	(763,390)	(19.2)	(1,310,653)	(46.7)	547,263	(41.8)
Less net income attributable to the non-controlled interest in subsidiaries	(1,254)	(0.0)	(2,551)	(0.1)	1,298	(50.9)
Net Income attributable to LiqTech	(762,136)	(19.2)	(1,308,102)	(46.6)	545,966	(41.7)

	Six months ended June 30,
					Period to period change
	2014	As a % of Sales	2013	As a % of Sales	$	Percent %
Net Sales	7,171,189	100%	6,205,069	100%	966,120	15.6
Cost of Goods Sold	5,764,847	80.4	5,350,525	86.2	414,322	7.7
Gross Profit	1,406,342	19.6	854,544	13.8	551,798	64.6
Operating Expenses
Selling and Marketing	1,598,824	22.3	1,289,517	20.8	309,307	24.0
General and Administrative	1,436,181	20.0	1,204,129	19.4	232,052	19.3
Non-cash compensation	392,623	5.5	774,888	12.5	(382,265)	(49.3)
Research and Development	140,419	2.0	258,239	4.2	(117,820)	(45.6)
Total Operating Expenses	3,568,047	49.8	3,526,773	56.8	41,274	1.2

Income (loss) from Operating	(2,161,705)	(30.1)	(2,672,229)	(43.1)	510,523	(19.1)

Interest and Other Income	13,745	0.2	2,400	0.0	11,345	472.7
Interest (Expense)	(22,120)	(0.3)	(24,657)	(0.4)	2,538	(10.3)
(Loss) on Investments	(841)	(0.0)	-	0.0	(841)	-
Gain (loss) on Currency Transactions	(45,325)	(0.6)	(36,974)	-0.6	(8,351)	22.6
Gain (Loss) on Sale of Fixed Assets	-	-	(2,135)	0.0	2,135	(100.0)
Total Other Income (Expense)	(54,541)	(0.8)	(61,366)	(1.0)	6,825	(11.1)

Income Before Income Taxes	(2,216,246)	(30.9)	(2,733,595)	(44.1)	517,349	(18.9)
Income Taxes Expense (Income)	(695,560)	(9.7)	(741,523)	(12.0)	45,963	(6.2)

Net Income	(1,520,686)	(21.2)	(1,992,072)	(32.1)	471,386	(23.7)
Less net income attributable to the non-controlled interest in subsidiaries	(3,114)	(0.0)	(14,159)	(0.2)	11,045	(78.0)
Net Income attributable to LiqTech	(1,517,572)	(21.2)	(1,977,913)	(31.9)	460,341	(23.3)

Comparison of the three month periods ended June 30, 2014 and June 30, 2013

Revenues

      Net sales for the three months ended June 30, 2014 were $3,973,687 compared to $2,805,921 for the same period in 2013, representing an increase of $1,167,766 or 41.6%. The increase in sales consist of an increase in sales of DPFs of $514,718 and an increase in sales of liquid filters of $805,662 and a decrease in sales of kiln furniture of $152,614. The increase in demand for our DPFs is mainly due to an increase in activities and mandates. The increase in demand for our liquid filters is due to an increase in worldwide sales of those products. The decrease in demand for our kiln furniture is due to a decision of not focusing on this product line anymore.

Gross Profit

 Gross profit for the three months ended June 30, 2014 was $851,214 compared to $292,521 for same period in 2013, representing an increase of $558,693 or 191%. The increase in gross profit was due to an increase in our sales and a continuing focus on lowering our production costs. Included in gross profit is depreciation of $409,861 and $373,837 for the three months ended June 30, 2014 and 2013, respectively.

Expenses

 Total operating expenses for the three months ended June 30, 2014 were $1,904,839 representing a decrease of $207,350 or 9.8%, compared to $2,112,189 for the same period in 2013. This decrease in operating expenses is attributable to an increase in selling and marketing expenses of $213,685 or 29.9%, an increase in general and administrative expenses of $221,685 or 40.9%, a decrease in non-cash compensation expenses of $571,314 or 76.8% and a decrease in research and development expenses of $71,421 or 64.2% compared to the same period in 2013.

 Selling expenses for the three months ended June 30, 2014 were $929,277 compared to $715,592 for the same period in 2013, representing an increase of $213,685 or 29.9%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three months ended June 30, 2014 were $763,524 compared to $541,824 for the same period in 2013, representing an increase of $221,700, or 40.9%. This increase is attributable to increases in general costs, a one-time increase in legal expenses, increase in the provision for bad debt of $107,111 and a general increase in listing expenses.

 Non-cash compensation expenses for the three months ended June 30, 2014 were $172,205 compared to $743,519 for the same period in 2013, representing a decrease of $571,314 or 76.8%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants issued for services performed by directors, employees and management.

The following is a summary of our non-cash compensation:

	For the three Months Ended
	June 30,	June 30,
	2014	2013
Compensation upon vesting of stock options granted to employees and the board of directors	$65,539	$233,897
Compensation for vesting of restricted stock awards issued to the board of directors	106,666	130,222
Warrants	-	379,400
Total Non-Cash Compensation	$172,205	$743,519

Research and development expenses for the three months ended June 30, 2014 were $39,833 compared to $111,254 for the same period in 2013, representing a decrease of $71,421, or 64.2%. This decrease is attributable to decreased research and development expenditures for the three months ending June 30, 2014 compared to the same period in 2013.

Net Loss Attributable to the Company

Net income attributable to the Company for the three months ended June 30, 2014 was a loss of $762,136 compared to a loss of $1,308,102 for the comparable period in 2013, representing a decrease in loss of $545,966. This decrease was primarily attributable to a decrease of $207,350 in our operating expenses and increase in gross profit of $558,693.

Comparison of the six month periods ended June 30, 2014 and June 30, 2013

Revenues

Net sales for the six months ended June 30, 2014 were $7,171,189 compared to $6,205,069 for the same period in 2013, representing an increase of $966,120 or 15.6%. The increase in sales consist of an increase in sales of DPFs of $146,240 and an increase in sales of liquid filters of $1,143,804 and a decrease in sales of kiln furniture of $323,924. The increase in demand for our DPFs is mainly due to an increase in activities and mandates. The increase in demand for our liquid filters is due to an increase in worldwide sales of those products. The decrease in demand for our kiln furniture is due to a decision of not focusing on this product line anymore.

Gross Profit

 Gross profit for the six months ended June 30, 2014 was $1,406,342 compared to $854,544 for same period in 2013, representing an increase of $551,798 or 64.6%. The increase in gross profit was due to an increase in our sales and a continuing focus on lowering our production costs. Included in the gross profit is depreciation of $870,152 and $773,447 for the three months ended June 30, 2014 and 2013, respectively.

Expenses

 Total operating expenses for the six months ended June 30, 2014 were $3,568,047 representing an increase of $41,274 or 1.2%, compared to $3,526,773 for the same period in 2013. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $309,307 or 24.0%, an increase in general and administrative expenses of $232,052 or 19.3%, a decrease in non-cash compensation expenses of $382,265 or 49.3% and a decrease in research and development expenses of $117,820 or 45.6% compared to the same period in 2013.

 Selling expenses for the six months ended June 30, 2014 were $1,598,824 compared to $1,289,517 for the same period in 2013, representing an increase of $309,307 or 24.0%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the six months ended June 30, 2014 were $1,436,181 compared to $1,204,129 for the same period in 2013, representing an increase of $232,052, or 19.3%. This increase is attributable to increases in general costs, a one-time increase in legal expenses, increase in the provision for bad debt of $107,111 and a general increase in listing expenses.

 Non-cash compensation expenses for six months ended June 30, 2014 were $392,623 compared to $774,888 for the same period in 2013, representing a decrease of $382,265 or 49.3%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

 The following is a summary of our non-cash compensation:

	For the six Months Ended
	June 30,	June 30,
	2014	2013
Compensation upon vesting of stock options granted to employees and the board of directors	$119,891	$265,266
Compensation for vesting of restricted stock awards issued to the board of directors	213,332	130,222
Warrants	59,400	379,400
Total Non-Cash Compensation	$392,623	$774,888

Research and development expenses for the six months ended June 30, 2014 were $140,419 compared to $258,239 for the same period in 2013, representing a decrease of $117,820, or 45.6%. This decrease is attributable to decreased research and development expenditures for the six months ending June 30, 2014 compared to the same period in 2013.

Net Loss Attributable to the Company

Net income attributable to the Company for the six months ended June 30, 2014 was a loss of $1,517,572 compared to a loss of $1,977,913 for the comparable period in 2013, representing a decrease in loss of $460,341. This decrease was primarily attributable to an increase of $551,798 in gross profit.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At June 30, 2014, we had cash of $1,265,367 and working capital of $6,310,915 and at December 31, 2013, we had cash of $4,884,275 and working capital of $7,692,669. At June 30, 2014, our working capital decreased by $1,381,754 compared to December 31, 2013. Total current assets were $9,475,345 and $12,239,110 at June 30, 2014 and at December 31, 2013, respectively, and total current liabilities were $3,164,430 and $4,546,441 at June 30, 2014 and at December 31, 2013, respectively.

On October 9, 2013, we announced that the warrant and option exercise raised $4,051,000 which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of the Board of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former Board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech, $450,000 was received on September 30, 2013 and $3,601,000 was received during October 2013. The Board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing the ability of LiqTech to list on an exchange. In addition, the new capital gives the Company additional flexibility to generate new orders and to sustain future growth.

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

On July 28, 2014, we closed a registered firm commitment underwritten public offering of 8,000,000 shares at a price to public of $1.50 per share, which included all 1,043,478 shares subject to the underwriter’s over-allotment option. LiqTech estimates net proceeds received from the offering to be approximately $10.8 million, after deducting underwriting discounts and estimated offering expenses. The Company used approximately $2.3 million of the offering to fund a portion of the purchase price of Provitaland the balance shall be used to pay transaction expenses and for other general corporate purposes.

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

Cash Flows

Six months ended June 30, 2014 Compared to six months ended June 30, 2013

 Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the six months ended June 30, 2014 was $3,241,864, representing an increase of $1,831,516 compared to cash used by operating activities of $1,410,348 for the six months ended June 30, 2013. The $1,831,516 increase in cash used by operating activities for the six months ended June 30, 2014 was mainly due to the net loss of $1,520,686, the increases of $352,642 in inventory, the increases of $469,591 in accounts receivable, net of bad debt, and a decrease of $1,280,581 in accrued expenses.

The increases in inventory, the increase in accounts receivable, and the decrease in accrued expenses were all due to normal variations in the ordinary course of business.

 Cash used in investing activities was $183,008 for the six months period ended June 30, 2014, as compared to cash used in investing activities of $280,802 for the six months period ended June 30, 2013. Cash used in investing activities decreased for the six months period ended June 30, 2014, compared to the six months period ended June 30, 2013. This decrease was primarily due to a decrease of $80,425 in the purchase of equipment and a decrease of $17,369 in the purchase of long-term investments.

Cash used by financing activities was $112,516 for the six months period ended June 30, 2014, as compared to cash used by financing activities of $106,568 for the six months period ended June 30, 2013. This change of $5,948 in cash used by financing activities for the six months period ended June 30, 2014 compared to 2013, was due to net payments proceeds on capital lease obligation.

Off Balance Sheet Arrangements

 As of June 30, 2014, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

 Operating Leases — The Company leases office and production facilities under operating lease agreements expiring in August, 2018, March 2017, February 2017 and December 2016.. Some of these lease agreements have a right to extend.

 The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2014 are as follows:

Year ending December	Operating Lease Payments
2014	$317,256
2015	651,924
2016	668,935
2017	494,207
2018	312,032
Thereafter	-
Total Minimum Lease Payments	$2,444,354

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Amended and Restated Bylaws, effective January 1, 2012	Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreassen	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Contract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on May 15, 2013

10.22	Securities Purchase Agreement, dated July 15, 2014 by and among LiqTech International A/S, a Danish company, Provital Solutions A/S, a Danish company and Masu A/S, a Danish company	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 16, 2014

10.23	Form of Purchase Agreement (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.24	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.25	Employment Contract (Sune Mathiesen)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on August 1, 2014

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

LiqTech International, Inc.

Dated: August 12, 2014	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2014	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)