Form 10-Q
period 2014-09-30
LIQTECH INTERNATIONAL INC
filed 2014-11-13
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended September 30, 2014

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 12, 2014, was 39,304,782 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2014

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	35

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2014	2013
	UNAUDITED
Current Assets:
Cash	$6,736,113	$4,884,275
Accounts receivable, net	3,804,426	2,341,070
Other receivables	261,594	231,998
Cost in excess of billing	1,065,279	406,997
Inventories	5,397,011	4,258,606
Prepaid expenses	89,210	12,021
Current deferred tax asset	133,927	104,143

Total Current Assets	17,487,560	12,239,110

Property and Equipment, net accumulated depreciation	4,856,957	5,829,404

Other Assets:
Other investments	6,297	6,882
Long term deferred tax asset	3,022,692	1,863,349
Goodwill	7,980,327	-
Other intangible assets, net	18,630	24,687
Deposits	265,408	271,916

Total Other Assets	11,293,354	2,166,834

Total Assets	$33,637,871	$20,235,348

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2014	2013
	UNAUDITED
Current Liabilities:
Lines of credit	$2,406	$-
Current portion of capital lease obligations	181,595	208,419
Accounts payable	2,077,934	1,586,962
Accrued expenses	1,254,048	1,440,522
Billing in excess of cost	45,348	96,104
Accrued income taxes payable	-	2,000
Deferred revenue / customer deposits	75,801	1,212,434

Total Current Liabilities	3,637,132	4,546,441

Long-term capital lease obligations, less current portion	436,588	554,360

Total Long-Term Liabilities	436,588	554,360

Total Liabilities	4,073,720	5,100,801

Stockholder’s Equity:

Common stock; par value $0.001, 100,000,000 shares authorized, 39,304,782 and 27,212,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	39,305	27,213
Additional paid-in capital	35,568,888	18,700,574
Accumulated deficit	(3,486,851)	(2,316,784)
Deferred compensation	(526,568)	(1,008,450)
Other comprehensive income, net	(2,046,330)	(292,565)
Non-controlled interest in subsidiaries	15,707	24,559

Total Stockholders' Equity	29,564,151	15,134,547

Total Liabilities and Stockholder’s Equity	$33,637,871	$20,235,348

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales	$4,931,406	$2,949,605	$12,102,595	$9,154,674

Cost of Goods Sold	3,464,284	2,675,132	9,229,131	8,025,657

Gross Profit	1,467,122	274,473	2,873,464	1,129,017
Operating Expenses:
Selling expenses	831,990	654,005	2,430,814	1,943,522
General and administrative expenses	738,761	568,944	2,174,942	1,773,073
Non-cash compensation expenses	(19,663)	276,969	372,960	1,051,857
Research and development expenses	83,113	92,276	223,532	350,515

Total Operating Expense	1,634,201	1,592,194	5,202,248	5,118,967

Loss from Operations	(167,079)	(1,317,721)	(2,328,784)	(3,989,950)

Other Income (Expense)
Interest and other income	16,032	9,313	29,777	11,713
Interest (expense)	(18,794)	(14,381)	(40,914)	(39,038)
Gain (loss) on investments	9	-	(832)	-
Gain (loss) on currency transactions	237,551	115,011	192,226	78,037
Loss on sale of fixed assets	-	-	-	(2,135)

Total Other Income (Expense)	234,798	109,943	180,257	48,577

Income (Loss) Before Income Taxes	67,719	(1,207,778)	(2,148,527)	(3,941,373)

Income Tax Expense (Benefit)	(276,870)	(303,784)	(972,430)	(1,045,307)

Net Income (Loss)	344,589	(903,994)	(1,176,097)	(2,896,066)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	(2,915)	(38)	(6,029)	(14,197)

Net Income (Loss) Attributable To LiqTech	$347,504	$(903,956)	$(1,170,068)	$(2,881,869)

Basic Earnings (Loss) Per Share	$0.01	$(0.04)	$(0.04)	$(0.12)
Weighted Average Common Shares Outstanding	35,613,164	24,511,500	30,043,493	24,329,082
Diluted Earnings (Loss) Per Share	$0.01	$(0.04)	$(0.04)	$(0.012)
Weighted Average Common Shares Outstanding Assuming Dilution	36,034,570	24,511,500	30,043,493	24,329,082

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net Income (Loss)	344,589	(903,994)	(1,176,097)	(2,896,066)

Currency Translation, Net of Taxes	(1,852,400)	93,635	(1,874,600)	70,836

Other Comprehensive Income (Loss)	$(1,507,811)	$(810,359)	$(3,050,697)	$(2,825,230)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	(1,745)	920	(1,928)	704

Comprehensive Income (Loss) Attributable To LiqTech International Inc.	$(1,506,066)	$(811,279)	$(3,048,769)	$(2,825,934)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Period
	Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(1,176,097)	$(2,896,066)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,264,536	1,220,264
Non-cash compensation	372,960	1,051,857
Bad debt expense	131,111	45,425
Obsolete inventory expense	-	143,135
Change in deferred tax asset / liability	(893,309)	(1,058,739)
(Gain) Loss on sale of equipment	-	2,135
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,570	1,177,222
(Increase) decrease in inventory	434,124	(919,145)
(Increase) decrease in prepaid expenses/deposits	(54,803)	64,128
Increase (decrease) in accounts payable	(1,146,846)	(845,102)
Increase (decrease) in accrued expenses	(2,211,334)	76,888
Increase (decrease) long term contracts	(438,682)	(294,416)

Total Adjustments	(2,532,673)	663,652

Net Cash Provided (Used) by Operating Activities	(3,708,770)	(2,232,414)

Cash Flows from Investing Activities:
Purchase of property and equipment	(190,440)	(392,555)
Acquisition of Provital Solutions AS	(1,874,684)	-
Purchase of long-term investments	-	(23,090)

Net Cash Used by Investing Activities	(2,065,124)	(415,645)

Cash Flows from Financing Activities:
Payments on notes payable	(131,559)	-
Net payment on lines of credit	(1,791,895)	-
Net (payments) on capital lease obligation	(144,596)	(132,144)
Proceeds from issuance of common stock and warrants	12,071,250	450,000
Payment of stock offering costs	(1,149,096)	-
Net Cash Provided by Financing Activities	8,854,104	317,856

Loss on Currency Translation	(1,228,372)	19,517

Net Increase (Decrease) in Cash and Cash Equivalents	1,851,838	(2,310,686)

Cash and Cash Equivalents at Beginning of Period	4,884,275	3,873,338

Cash and Cash Equivalents at End of Period	$6,736,113	$1,562,652

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$40,914	$39,038
Income Taxes	$1,000	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options (pre-vested forfeitures) granted to employees and the board of directors	$(6,439)	$328,613
Compensation for vesting of restricted stock awards issued to the board of directors	319,999	284,444
Value of stock issued to acquire Provital Solutions AS	6,067,173	-
Value of stock granted for services	-	320,000
Value of warrants issued for services	59,400	118,800
Total	$6,440,133	$1,051,857

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of atuomated filtering systems, liquid filters, diesel particulate air filters and kiln furniture in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

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

Provital Solutions AS, a Danish Corporation ("Provital") was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within the pool and spa markets, marine applications, and a number of industrial applications within Denmark and international markets. The financial statements include the accounts of Provital from the date of acquisition on July 31st, 2014.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and Provital Solutions AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar, the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the periods ended September 30, 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at September 30, 2014 and December 31, 2013.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	2014	2013
Allowance for doubtful accounts at the beginning of the period	$608,356	$1,243,500
Bad debt expense	131,111	72,548
Acquired in purchase of Provital Solutions AS	253,584	-
Amount of receivables written off	-	(770,738)
Effect of currency translation	(80,846)	63,046
Allowance for doubtful accounts at the end of the period	$912,205	$608,356

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

Goodwill - Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Revenue Recognition and Sales Incentives -- The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of the resulting receivable is reasonable assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. In these arrangements, sales are recognized upon delivery to the customer. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

The Company has received various long-term contracts for the manufacturing and installation of water filtration and treatment systems and grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications. Revenues from long term contracts and grants are recognized on the percentage-of-completion method, measured by the percentage of project costs incurred to date to estimated total project costs for each long term or grant multiplied by the contract or grant income on a project by project basis. This method is used because management considers costs incurred to be the best available measure of progress on contracts in process.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Project costs of the long term contracts and grants include all direct material and labor costs and those indirect costs related to the project. Project costs are capitalized and accreted into cost of sales based on the percentage of the project completed. Should a loss be estimated on an incomplete project it would be recorded in the period in which such a loss is determined. Changes in estimated profitability of a project are recognized in the period in which the revisions are determined. The aggregate of costs incurred and income recognized on incomplete projects are recorded as costs in excess of billings and are shown as a current asset. The aggregate of billings in excess of related costs incurred and income recognized on projects is shown as a current liability.

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $17,120 and $30,556, for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the nine months ended September 30, 2014 and 2013 were $223,532, and $350,515, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income (Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Stock Options -- The Company has granted stock options to certain employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $372,960 and $1,051,857 have been recognized for the estimated vesting of options granted to employees with an associated recognized tax benefit of $0 for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 2 – INVENTORY

Inventory consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Furnace parts and supplies	$1,146,003	$1,025,225
Raw materials	1,683,858	631,524
Work in process	1,585,494	1,799,888
Finished goods and filtration systems	1,090,110	1,062,865
Reserve for obsolescence	(108,454)	(260,896)
Net Inventory	$5,397,011	$4,258,606

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	Useful Life	2014	2013
Production equipment	3 - 10	$11,045,097	$11,542,740
Lab equipment	3 - 10	166,019	181,432
Computer equipment	3 - 5	300,837	276,013
Vehicles	3	99,151	38,221
Furniture and fixture	5	136,101	68,169
Leasehold improvements	10	1,049,766	1,059,605
		12,796,971	13,166,180
Less Accumulated Depreciation		(7,940,014)	(7,336,776)
Net Property and Equipment		$4,856,957	$5,829,404

Depreciation expense amounted to $1,258,479 and $1,216,745, for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 – INVESTMENTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,297

Total	-	-	6,297

As of December 31, 2013	Level 1	Level 2	Level 3

Investments	-	-	6,882

Total	-	-	6,882

At September 30, 2014 and December 31, 2013, our total investments of $6,297 and $6,882 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS / GOODWILL AND INDEFINITE-LIFE INTANGIBLE ASSETS

Definite-Life Intangible assets - At September 30, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $18,630 and $24,687, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the nine months ended September 30, 2014 and 2013 was $6,057 and $3,519, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2014	$1,325
2015	5,299
2016	5,299
2017	3,218
2018	2,707
Thereafter	782
Total Amortization Expenses	$18,630

Goodwill - The following is a summary of goodwill:

	For the periods ended
	September 30, 2014	December 31, 2013

Goodwill at beginning of period	$-	$-
Goodwill resulting from the Provital acquisition	8,547,540	-
Effect of currency translation	(567,213)	-
Goodwill at end of period	$7,980,327	$-

Goodwill consists of:

	For the periods ended
	September 30, 2014	December 31, 2013

Provital Solutions AS	$7,980,327	$-
Total Goodwill	$7,980,327	$-

NOTE 6 — LINES OF CREDIT

Provital Solutions AS has a DKK 2,000,000 (approximately $340,000 at September 30, 2014) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. As of September 30, 2014, the interest on this line of credit was at 3.50%. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’ assets like receivables, inventory, equipment etc. There was $2,406 outstanding as of September 30, 2014. At September 30, 2014, there was approximately $335,000 available under this credit line. In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called, but if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $845,000 at September 30, 2014) with a bank, subject to certain base limitations. As of September 30, 2014, we had DKK 1,379,646 (approximately $230,000)  in working guarantee against the line.

NOTE 7 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2014 are as follows:

Year ending December	Operating Lease Payments
2014	$169,334
2015	695,240
2016	693,791
2017	482,503
2018	287,962
Thereafter	-
Total Minimum Lease Payments	$2,328,830

Lease expense charged to operations was $539,443 and $578,313 for the nine months ended September 30, 2014 and 2013, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $11,112, $4,306, $2,788, $2,152, $704 and $634 expiring through February 2018. Included in property and equipment, at September 30, 2014 and December 31, 2013, the Company had recorded equipment on capital lease at $1,531,714 and $1,600,254, respectively, with related accumulated depreciation of $975,838 and $907,728, respectively.

During the nine months ended September 30, 2014 and 2013, depreciation expense for equipment on capital lease amounted to $153,378, and $160,993, respectively, and has been included in depreciation expense. During the nine months ended September 30, 2014 and 2013, interest expense on a capital lease obligation amounted to $30,227 and $38,442, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Capital Lease Payments
2014	$70,077
2015	223,548
2016	216,916
2017	145,029
2018	28,282
Thereafter	-
Total minimum lease payments	683,852
Less amount representing interest	(65,669)
Present value of minimum lease payments	618,183
Less current portion	(181,595)
Long-term lease payments	$436,588

NOTE 8 – AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2014 and 2013, matching contributions were expensed and totaled $12,110 and $11,902, respectively.

In connection with some orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $845,000 at September 30, 2014) with a bank, subject to certain base limitations. As of September 30, 2014, we had DKK 1,379,646 (approximately $230,000) in working guarantee against the line.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2014 and December 31, 2013:

	2014	2013
Vacation accrual	$4,161	$4,161
Allowance for doubtful Accounts	31,566	13,955
Long term contracts	13,036	-
Reserve for obsolete inventory	85,164	86,027
Net current tax assets	$133,927	$104,143

Business tax credit carryover	20,184	20,184
Deferred compensation	202,309	202,309
Net operating loss carryover	3,525,333	2,367,568
Excess of book over tax depreciation	(725,134)	(726,712)
Long term deferred tax asset	$3,022,692	$1,863,349

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the nine months ended September 30, 2014 and 2013:

	2014	2013
Computed tax at expected statutory rate	$(1,107,897)	$(1,335,240)
State and local income taxes, net of federal benefits	(24,703)	(15,743)
Non-deductible expenses	52,174	205,498
Non-US income taxed at different rates	107,996	100,735
Other items	-	(557)
Income tax (benefit)	$(972,430)	$(1,045,307)

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2014 and 2013 consisted of the following:

	2014	2013
Current income tax expense:
Danish	$-	$-
Korean	1,020	-
Federal	-	-
State	-	-
Current tax expense	$1,020	$-

Net operating loss carryover	(973,450)	(1,032,389)
Allowance for doubtful accounts	-	-
Reserve for obsolete inventory	-	(12,918)
Deferred tax expense	$(973,450)	$(1,045,307)
Income tax benefit	$(972,430)	$(1,045,307)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2011 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 10 – EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
Income (Loss) attributable to LiqTech International Inc.	$347,504	$(903,956)	$(1,170,068)	$(2,881,869)
Weighted average number of common shares used in basic earnings per share	35,613,164	24,511,500	30,043,493	24,329,082
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	$36,034,570	$24,511,500	$30,043,493	$24,329,082

For the nine months ended September 30, 2014, Parent had 2,416,630 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,425,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the nine months ended September 30, 2013, Parent had 2,564,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock  --  Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2014 and December 31, 2013, respectively, there were 39,304,782 and 27,212,500 common shares issued and outstanding.

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

Common Stock Issuance

On July 28, 2014, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 8,000,000 shares of common stock at a per share price of $1.50 and generated net proceeds of approximately $10.8 million, net of offering costs of $1,149,096.

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) and as part of the consideration for the Provital Shares, the Company issued 4,044,782 common shares.

During the third quarter 2014, the Company issued 47,500 shares of common stock in connection with the exercise of 47,500 stock options with an exercise price of $1.50 each.

During the year 2013, the Company issued 100,000 shares of common stock valued at $320,000 for services rendered.

The Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of September 30, 2014, the Company has recorded deferred compensation of $320,001 and non-cash compensation expense of $320,000 relating to the awards for the nine months ended September 30, 2014.

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

Common Stock Purchase Warrants

A summary of the status of the Warrants outstanding at September 30, 2014 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	3,874,000	2.25	$1.50	3,874,000	$1.50
$1.65	400,000	4.83	$1.65	400,000	$1.65
$2.35	400,000	0.50	$2.35	400,000	$2.35
$2.70	2,626,000	2.25	$2.70	2,626,000	$2.70
$4.0625	125,575	2.43	$4.0625	125,575	$4.06
Total	7,425,575	2.30	$2.02	7,425,575	$2.02

At September 30, 2014, the Company had no non-vested warrants. We have recorded non-cash compensation expense of $59,400 for the period ended September 30, 2014 related to the warrants issued.

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

On July 28, 2014, the Company issued to the Underwriter in our public offering, for a price of $50, a warrant to purchase 400,000 shares at an exercise price of $1.65 per share. The warrants are immediately exercisable and will remain exercisable for five years.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At September 30, 2014, 2,416,630 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense (forfeitures) related to the options of $(6,439) and $613,057 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 the Company had approximately $313,233 of unrecognized compensation cost related to non-vested options expected to be recognized through January 27, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at September 30, 2014 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	330,000	0.40	$1.50	330,000	$1.50
$1.90	500,000	2.33	$1.90	166,667	$1.90
$2.70	75,000	0.40	$2.70	75,000	$2.70
$3.00 - 3.60	1,511,630	0.41	$3.06	1,511,630	$3.06
Total	2,416,630	0.80	$2.59	2,083,297	$2.70

A summary of the status of the options at September 30, 2014, and changes during the period is presented below:

	September 30, 2014
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	2,564,130	$2.65	1.64	$283,125
Granted	500,000	1.90	2.33	-
Exercised	(47,500)	1.50	-	-
Forfeited	(600,000)	2.35	-	-
Expired	-	-	-	-
Outstanding at end of period	2,416,630	$2.59	0.80	$13,200
Vested and expected to vest	2,416,630	$2.59	0.80	$13,200
Exercisable end of period	2,083,297	$2.70	0.56	$13,200

At September 30, 2014, the Company had 333,333 non-vested options with a weighted average exercise price of $1.90 and with a weighted average grant date fair value of $0.805, resulting in unrecognized compensation expense of $313,233, which is expected to be expensed over a weighted-average period of 2.33 years.

The total intrinsic value of options at September 30, 2014 was $13,200. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2014 (for outstanding options), less the applicable exercise price.

NOTE 12 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had no customers that accounted for more than 10% of total sales at September 30, 2014 and 2013.

The Company sells products throughout the world; sales by geographical region are as follows for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
United States and Canada	$1,066,463	$736,958	$2,841,932	$2,264,368
Australia	179,981	55,093	264,296	223,483
South America	-	4,679	16,845	30,058
Asia	696,102	493,542	1,191,035	1,645,025
Europe	2,988,860	1,659,333	7,788,487	4,991,740
	$4,931,406	$2,949,605	$12,102,595	$9,154,674

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Ceramic diesel particulate	$1,519,204	$1,386,565	$5,137,720	$4,858,841
Liquid filters and systems	3,256,689	1,440,849	6,639,362	3,679,719
Kiln furniture	155,513	122,191	325,513	616,114
	$4,931,406	$2,949,605	$12,102,595	$9,154,674

NOTE 13 – ACQUISITION

Acquisition -On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately USD$10,988,639 and EBITDA of DKK6,500,000, that is, approximately USD$1,098,864 or (ii) EBITDA of not less than DKK10,000,000, that is, approximately USD$1,690,560 and gross revenues of not less than DKK50,000,000, that is, approximately USD$8,452,800. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$20,286,719 and EBITDA of DKK12,000,000, that is, approximately USD$2,028,672 or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,704,896 and gross revenues of not less than DKK80,000,000, that is, approximately USD$13,524,479.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000, that is, approximately USD$31,275,358 and EBITDA of DKK18,500,000, that is, approximately USD$3,127,536 or (ii) EBITDA of not less than DKK26,000,000, that is, approximately USD$4,395,456 and gross revenues of not less than DKK130,000,000, that is, approximately USD$21,977,279 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000, that is, approximately USD$17,750,879 and EBITDA of not less than DKK21,000,000, that is, approximately USD$3,550,176.

Current fair value of the consideration transferred to acquire Provital Solutions AS:

Cash	$2,300,000
4,044,782 common shares at $1.50 a share	6,067,173
Current consideration transferred for the acquisition	$8,367,173

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. The Company believes that the acquisition of Provital Solutions AS facilitates the Company’s entry into the water filtration systems industry, diversifies its product revenue and enhances its strength in providing whole system offerings. These factors contributed to consideration transferred in excess of the fair value of Provital Solutions’ net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations.

The Company’s allocation of consideration transferred for Provital Solutions AS is as follows:

Estimated Fair Value
Cash	$425,316
Accounts receivable, net	1,632,354
Other receivables	1,279
Cost in excess of billings	592,747
Inventory	1,572,529
Prepaid expenses	3,794
Current deferred tax asset	18,692
Property and equipment, net of accumulated depreciation	56,005
Deposits	12,084
Deferred tax asset long term	277,126
Goodwill	8,547,540
Total assets acquired	$13,139,466
Lines of credit payable	(1,794,301)
Accounts payable	(1,637,815)
Accrued expense	(886,227)
Billings in excess of cost	(322,391)
Notes payable	(131,559)
Total net assets acquired	$8,367,173

Goodwill

The $8,547,540 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s operations with Provital Solutions AS. This goodwill is not deductible for income tax purposes.

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 12, 2014.

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

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters for the control of soot exhaust particles from diesel engines. We are phasing out the fabrication of kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives in Singapore, Germany, France and Brazil. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

Acquisition -On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately USD$10,988,639 and EBITDA of DKK6,500,000, that is, approximately USD$1,098,864 or (ii) EBITDA of not less than DKK10,000,000, that is, approximately USD$1,690,560 and gross revenues of not less than DKK50,000,000, that is, approximately USD$8,452,800. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$20,286,719 and EBITDA of DKK12,000,000, that is, approximately USD$2,028,672 or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,704,896 and gross revenues of not less than DKK80,000,000, that is, approximately USD$13,524,479.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000, that is, approximately USD$31,275,358 and EBITDA of DKK18,500,000, that is, approximately USD$3,127,536 or (ii) EBITDA of not less than DKK26,000,000, that is, approximately USD$4,395,456 and gross revenues of not less than DKK130,000,000, that is, approximately USD$21,977,279 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000, that is, approximately USD$17,750,879 and EBITDA of not less than DKK21,000,000, that is, approximately USD$3,550,176.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area and Provital Solutions are located in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota. In October and December 2011, we opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.

Our Strategy

Our strategy is to create shareholder value by leveraging our competitive strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

● Enter New Geographic Markets and Expand Existing Markets. We will continue to manufacture and sell our products out of Denmark and the United States. In October 2011, the Company opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore. In 2014 we added 2 manufacturing facilities in Denmark through an acquisition and we intend to expand our United States manufacturing facility to include the manufacturing of complete systems. We are prepared to work closely with agents worldwide to offer local technical support. We will establish further sales offices and manufacturing facilities worldwide as we grow.

● Keep a Focused Application Strategy and Expand Gradually into New Application Areas. We currently sell our products for applications within the drinking water, waste water, industrial , oil & gas, the pool industry and emission control markets. We will be application specialists in our chosen application areas providing valuable know-how and added value to our customers. We will offer our customers a full array of products and services including everything  from stand-alone membranes to complete filtration systems. As we grow and develop new and better products we are fully prepared to expand into new applications as opportunities arise .

● Continue to Strengthen Position in DPF Market. We have a strong position in the retrofit market for diesel particulate filter systems and we intend to maintain our strength in this area. Using our extensive experience serving the OEM market we will expand our presence in the OEM market with new products relating to diesel particulate filter systems.  Furthermore,  the global DPF is expected to show growth and we will actively pursue sales opportunities worldwide.

● Continue to Develop and Improve Technologies and Open New End Markets. We will maintain our focus on developing new green technology products as we continue to improve the filtration capabilities of our silicon carbide membranes. We will devote the necessary resources to develop new uses for our products and expand our product offerings with new products that complement our ceramic membranes. As an example, in November 2014 the Company announced it´s new LED-based Deep UV Water Treatment System. We intend to develop further LED-based UV products. We also plan on manufacturing a SiC membrane of 0.01 microns or less, which would position us to enter the ultrafiltration market.  We will expand into any new markets that we believe would be appropriate for our Company.

● Continue Our Focus on Developing an Inorganic Reverse Osmosis Membrane. There is no inorganic reverse osmosis membrane in the market today. In 2011, we received a $2 million grant from The Danish National Advanced Technology Foundation to develop a SiC-based membrane that can perform reverse osmosis. Over the next several years we will continue our research and development efforts to modify our membrane into one that can perform reverse osmosis.

Recent Developments

Recent Contract Wins

On October 14, 2014, we announced that the Company received a $200,000 SiC membrane system order from a Danish customer to be delivered this year. The membrane system will be installed at a Danish power plant to remove heavy metals from a heat recovery process. This sale represents LiqTech’s first commercial system sold to the energy industry as a joint supply effort by LiqTech and Provital, our recently acquired subsidiary.

On July 31, 2014, we announced that the Company received a $350,000 Silicon Carbide (SiC) membrane system order from a Danish customer to be delivered this year. The system will be installed at a Danish fish farm to filter seawater for its recirculated aquaculture system. The Danish fish farm will apply LiqTech’s SiC based membrane system to create a bio-secure facility and to prevent disease to spread from the sea water to the closed aquaculture system. LiqTech’s system together with Provital’s UV system will provide water quality ideal for the aquaculture plant.

On July 09, 2014, we announced that the company received a $200,000 SiC membrane order from a European customer to be delivered this year. The membranes will be installed at a German power plant to remove heavy metals from a flue gas cleaning process. LiqTech and the end-user have developed a solution around the SiC membranes that reduces the environmental impact from coal and biomass fired power plants.

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

Provital Acquisition

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately USD$10,988,639 and EBITDA of DKK6,500,000, that is, approximately USD$1,098,864 or (ii) EBITDA of not less than DKK10,000,000, that is, approximately USD$1,690,560 and gross revenues of not less than DKK50,000,000, that is, approximately USD$8,452,800. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$20,286,719 and EBITDA of DKK12,000,000, that is, approximately USD$2,028,672 or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,704,896 and gross revenues of not less than DKK80,000,000, that is, approximately USD$13,524,479.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000, that is, approximately USD$31,275,358 and EBITDA of DKK18,500,000, that is, approximately USD$3,127,536 or (ii) EBITDA of not less than DKK26,000,000, that is, approximately USD$4,395,456 and gross revenues of not less than DKK130,000,000, that is, approximately USD$21,977,279 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000, that is, approximately USD$17,750,879 and EBITDA of not less than DKK21,000,000, that is, approximately USD$3,550,176.

Change in Officers and Appointment of Director

Effective July 29, 2014, the board of directors (the “Board”) of the Company, accepted the amicable resignation of Finn Helmer from his position as Chief Executive Officer of the Company. Effective July 30, 2014, the Board appointed Mr. Sune Mathiesen to serve as CEO and as a Board member of the Company.

CEO Employment Agreement

On July 29, 2014, LiqTech Int. DK and Mr. Mathiesen entered into an Employment Agreement pursuant to which Mr. Mathiesen shall also serve as Director and Chief Executive Officer of the Company. In consideration for Mr. Mathiesen’s services to the Company, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000 that is approximately $253,584. Mr. Mathiesen’s Employment Agreement also provides that he shall receive a yearly bonus of five percent (5%) of the average gross profit for LiqTech Int. DK and Provital Solutions A/S for any sales (revenue) greater than or equal to DKK130,000,000 that is approximately $21,977,279 per year. The calculation in connection with the bonus is described in the Employment Agreement. In addition, Mr. Mathiesen shall be entitled to five weeks’ vacation, a Company mobile phone, broadband connection in his residence, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Mathiesen’s employment upon not less than 12 months’ notice and Mr. Mathiesen may terminate with 12 months’ notice to the end of the month. The contract is irrevocable from both parties until December 31, 2016.

Mr. Mathiesen has served as CEO and as a Director of MASU, a Danish company since February 2013. He has served as CEO and Director of the Board of Provital since March, 2012. Before that he served as Country Manager of Broen Lab Group since August 2010 and before that as Country Manager of GPA Flowsystem since February 2000. Mr. Mathiesen has a solid background in executive management, sales and corporate turn-arounds. Mr. Mathiesen has been working hands-on with technical products within the valves and fittings industry for the past 16 years. He has a degree in commercial science from Via College in Randers, Denmark.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
					Period to period change
	2014	As a % of Sales	2013	As a % of Sales	US$	Percent %
Net Sales	4,931,406	100%	2,949,605	100%	1,981,801	67.2
Cost of Goods Sold	3,464,284	70.2	2,675,132	90.7	789,152	29.5
Gross Profit	1,467,122	29.8	274,473	9.3	1,192,649	434.5
Operating Expenses
Selling and Marketing	831,990	16.9	654,005	22.2	177,985	27.2
General and Administrative	738,761	15.0	568,944	19.3	169,817	29.8
Non-cash compensation	(19,663)	(0.4)	276,969	9.4	(296,632)	(107.1)
Research and Development	83,113	1.7	92,276	3.1	(9,163)	(9.9)
Total Operating Expenses	1,634,201	33.1	1,592,194	54.0	42,007	2.6

Income (loss) from Operating	(167,079)	(3.4)	(1,317,721)	(44.7)	1,150,642	(87.3)
Interest and Other Income	16,032	0.3	9,313	0.3	6,719	72.1
Interest (Expense)	(18,794)	(0.4)	(14,381)	(0.5)	(4,413)	30.7
(Loss) on Investments	9	0.0	-	-	9	-
Gain (loss) on Currency Transactions	237,551	4.8	115,011	3.9	122,540	106.5
Gain (Loss) on Sale of Fixed Assets	-	-	-	-	-	-
Total Other Income (Expense)	234,798	4.8	109,943	3.7	124,855	113.6

Income Before Income Taxes	67,719	1.4	(1,207,778)	(40.9)	1,275,497	(105.6)
Income Taxes Expense (Income)	(276,870)	(5.6)	(303,784)	(10.3)	26,914	(8.9)

Net Income	344,589	7.0	(903,994)	(30.6)	1,248,583	(138.1)
Less net income attributable to the non-controlled interest in subsidiaries	(2,915)	(0.1)	(38)	(0.0)	(2,877)	7571.1
Net Income attributable to LiqTech	347,504	7.0	(903,956)	(30.6)	1,251,460	(138.4)

	Nine Months Period ended September 30,
					Period to period change
	2014	As a % of Sales	2013	As a % of Sales	US$	Percent %
Net Sales	12,102,595	100%	9,154,674	100%	2,947,921	32.2
Cost of Goods Sold	9,229,131	76.3	8,025,657	87.7	1,203,474	15.0
Gross Profit	2,873,464	23.7	1,129,017	12.3	1,744,447	154.5
Operating Expenses
Selling and Marketing	2,430,814	20.1	1,943,522	21.2	487,292	25.1
General and Administrative	2,174,942	18.0	1,773,073	19.4	401,869	22.7
Non-cash compensation	372,960	3.1	1,051,857	11.5	(678,897)	(64.5)
Research and Development	223,532	1.8	350,515	3.8	(126,983)	(36.2)
Total Operating Expenses	5,202,248	43.0	5,118,967	55.9	83,281	1.6

Income (loss) from Operating	(2,328,784)	(19.2)	(3,989,950)	(43.6)	1,661,166	(41.6)
Interest and Other Income	29,777	0.2	11,713	0.1	18,064	154.2
Interest (Expense)	(40,914)	(0.3)	(39,038)	(0.4)	(1,876)	4.8
(Loss) on Investments	(832)	(0.0)	0	0.0	(832)	-
Gain (loss) on Currency Transactions	192,226	1.6	78,037	0.9	114,189	146.3
Gain (Loss) on Sale of Fixed Assets	-	-	(2,135)	0.0	2,135	(100.0)
Total Other Income (Expense)	180,257	1.5	48,577	0.5	131,680	271.1

Income Before Income Taxes	(2,148,527)	(17.8)	(3,941,373)	(43.1)	1,792,846	(45.5)
Income Taxes Expense (Income)	(972,430)	(8.0)	-1,045,307	(11.4)	72,877	(7.0)

Net Income	(1,176,097)	(9.7)	(2,896,066)	(31.6)	1,719,969	(59.4)
Less net income attributable to the non-controlled interest in subsidiaries	(6,029)	(0.0)	(14,197)	(0.2)	8,168	(57.5)
Net Income attributable to LiqTech	(1,170,068)	(9.7)	(2,881,869)	(31.5)	1,711,801	(59.4)

Comparison of the three month periods ended September 30, 2014 and September 30, 2013

Revenues

Net sales for the three months ended September 30, 2014 were $4,931,406 compared to $2,949,605 for the same period in 2013, representing an increase of $1,981,801 or 67.2%. The increase in sales consist of an increase in sales of DPFs of $132,639 and an increase in sales of liquid filters and systems of $1,815,840 and an increase in sales of kiln furniture of $33,323. The increase in demand for our DPFs is mainly due to an increase in activities and mandates. The increase in demand for our liquid filters and systems is due to an increase in worldwide sales of those products and the acquisition of Provital Solutions A/S. The increase in demand for our kiln furniture is due to a decision to sell the product to a single customer this quarter while the Company had decided not to focus on the product line anymore.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $1,467,122 compared to $274,473 for same period in 2013, representing an increase of $1,192,649 or 434.5%. The increase in gross profit was due to acquisition of Provital Solution AS’ higher margin sales and an increase in our sales and a continuing focus on lowering our production costs. Included in gross profit is depreciation of $388,327 and $443,298 for the three months ended September 30, 2014 and 2013, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2014 were $1,634,201 representing an increase of $42,007 or 2.6%, compared to $1,592,194 for the same period in 2013. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $177,985 or 27.2%, an increase in general and administrative expenses of $169,817 or 29.8%, a decrease in non-cash compensation expenses of $296,632 or 107.1% and a decrease in research and development expenses of $9,163 or 9.9% compared to the same period in 2013.

Selling expenses for the three months ended September 30, 2014 were $831,990 compared to $654,005 for the same period in 2013, representing an increase of $177,985 or 27.2% and the incorporation of Provital Solutions AS for the period July 29 to September 30, 2014. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three months ended September 30, 2014 were $738,761 compared to $568,944 for the same period in 2013, representing an increase of $169,817, or 29.8%. This increase is attributable to increases in general costs, increase in the provision for bad debt of $24,000, a general increase in listing expenses and the incorporation of Provital Solutions AS for the period July 29 to September 30, 2014.

Non-cash compensation expenses for the three months ended September 30, 2014 were a positive adjustment of $19,663 compared to $276,969 for the same period in 2013, representing a decrease of $296,632 or 107.1%. This decrease is attributable to the forfeiture of non vested options from the Company’s former CEO offset against non-cash compensation expense for estimated vesting of options, shares and warrants issued for services performed by directors, employees and management.

The following is a summary of our non-cash compensation:

	For the three Months Ended
	September 30,	September 30,
	2014	2013
Compensation upon vesting of stock options granted to employees and the board of directors	$(126,330)	$63,347
Compensation for vesting of restricted stock awards issued to the board of directors	106,667	154,222
Value of stock granted for services	-	-
Warrants	-	59,400
Total Non-Cash Compensation	$(19,663)	$276,969

Research and development expenses for the three months ended September 30, 2014 were $83,113 compared to $92,276 for the same period in 2013, representing a decrease of $9,163, or 9.9%. This decrease is attributable to decreased research and development expenditures for the three months ending September 30, 2014 compared to the same period in 2013.

Net Income Attributable to the Company

Net income attributable to the Company for the three months ended September 30, 2014 was a profit of $347,504 compared to a loss of $903,956 for the comparable period in 2013, representing a decrease in loss of $1,251,460. This decrease was primarily attributable to an increase in gross profit of $1,192,649.

Comparison of the nine month periods ended September 30, 2014 and September 30, 2013

Revenues

Net sales for the nine months ended September 30, 2014 were $12,102,595 compared to $9,154,674 for the same period in 2013, representing an increase of $2,947,921 or 32.2%. The increase in sales consist of an increase in sales of DPFs of $282,879 and an increase in sales of liquid filters of $2,959,644 and a decrease in sales of kiln furniture of $290,601. The increase in demand for our DPFs is mainly due to an increase in activities and mandates. The increase in demand for our liquid filters is due to an increase in worldwide sales of those products and our acquisition of Provital Solutions A/S. The decrease in demand for our kiln furniture is due to a decision of not focusing on this product line.

Gross Profit

Gross profit for the nine months ended September 30, 2014 was $2,873,464 compared to $1,129,017 for same period in 2013, representing an increase of $1,744,447 or 154.5%. The increase in gross profit was due to an increase in our sales and a continuing focus on lowering our production costs. Furthermore the acquisition of Provital Solutions A/S has had a positive impact on the gross profit. Included in the gross profit is depreciation of $1,264,536 and $1,220,264 for the nine months ended September 30, 2014 and 2013, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2014 were $5,202,248 representing an increase of $83,281 or 1.6%, compared to $5,118,967 for the same period in 2013. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $487,292 or 25.1%, an increase in general and administrative expenses of $401,869 or 22.7%, a decrease in non-cash compensation expenses of $678,897 or 64.5% and a decrease in research and development expenses of $126,983 or 36.2% compared to the same period in 2013.

Selling expenses for the nine months ended September 30, 2014 were $2,430,814 compared to $1,943,522 for the same period in 2013, representing an increase of $487,292 or 25.1%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the nine months ended September 30, 2014 were $2,174,942 compared to $1,773,073 for the same period in 2013, representing an increase of $401,869, or 22.7%. This increase is attributable to increases in general costs, increase in the provision for bad debt of $85,686 and a general increase in listing expenses especially because of our acquisition of Provital Solution AS.

Non-cash compensation expenses for nine months ended September 30, 2014 were $372,960 compared to $1,051,857 for the same period in 2013, representing a decrease of $678,897 or 64.5%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the nine Months Ended
	September 30,	September 30,
	2014	2013
Compensation upon vesting of stock options granted to employees and the board of directors	$(6,439)	$328,613
Compensation for vesting of restricted stock awards issued to the board of directors	319,999	284,444
Value of stock granted for services	-	320,000
Warrants	59,400	118,800
Total Non-Cash Compensation	$(372,960)	$1,051,857

Research and development expenses for the nine months ended September 30, 2014 were $223,532 compared to $350,515 for the same period in 2013, representing a decrease of $126,983, or 36.2%. This decrease is attributable to decreased research and development expenditures for the nine months ending September 30, 2014 compared to the same period in 2013.

Net Loss Attributable to the Company

Net income attributable to the Company for the nine months ended September 30, 2014 was a loss of $1,170,068 compared to a loss of $2,881,869 for the comparable period in 2013, representing a decrease in loss of $1,711,801. This decrease was primarily attributable to an increase of $1,744,447 in gross profit.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At September 30, 2014, we had cash of $6,736,113 and working capital of $13,850,428 and at December 31, 2013, we had cash of $4,884,275 and working capital of $7,692,669. At September 30, 2014, our working capital increased by $6,157,759 compared to December 31, 2013. Total current assets were $17,487,560 and $12,239,110 at September 30, 2014 and at December 31, 2013, respectively, and total current liabilities were $3,637,132 and $4,546,441 at September 30, 2014 and at December 31, 2013, respectively.

On July 28, 2014, we closed a public offering of 8,000,000 shares at a price to public of $1.50 per share, which included all 1,043,478 shares subject to the underwriter’s over-allotment option. Net proceeds received from the offering were approximately $10.8 million, after deducting underwriting discounts and offering expenses. The Company used approximately $2.3 million of the offering to fund a portion of the purchase price of Provital and the balance shall be used to pay transaction expenses and for other general corporate purposes.

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

Provital Solutions AS has a DKK 2,000,000 (approximately $340,000 at September 30, 2014) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. As of September 30, 2014, the interest on this line of credit was at 3.50%. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’s assets like receivables, inventory, equipment etc. There was $2,406 outstanding as of September 30, 2014. At September 30, 2014, there was approximately $335,000 available under this credit line. In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called, but if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

In connection with some orders, we have to give the customer a working guarantee or a prepayment guarantee or similar. For that purpose, we have a credit line of DKK 5,000,000 (approximately $845,000 at September 30, 2014) with a bank, subject to certain base limitations.

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

Cash Flows

Nine months ended September 30, 2014 Compared to nine months ended September 30, 2013

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2014 was $3,708,770, representing an increase of $1,476,356 compared to cash used by operating activities of $2,232,414 for the nine months ended September 30, 2013. The $1,476,356 increase in cash used by operating activities for the nine months ended September 30, 2014 was mainly due to the decreases of $1,146,846 in accounts payable, accrued expenses of $2,211,334, and a decrease of $438,682 in long-term contracts.

The increases in accounts payable, accrued expenses and the decrease in long-term contracts were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $2,065,124 for the nine months period ended September 30, 2014, as compared to cash used in investing activities of $415,645 for the nine months period ended September 30, 2013. Cash used in investing activities increased for the nine months period ended September 30, 2014, compared to the nine months period ended September 30, 2013. This increase was primarily due to the net cash of $1,874,684 used in the acquisition of Provital Solutions AS, offset by a period over period decrease of $202,115 in the purchase of property and equipment.

Cash provided by financing activities was $8,854,104 for the nine months period ended September 30, 2014, as compared to cash provided by financing activities of $317,856 for the nine months period ended September 30, 2013. This change of $8,536,248 in cash provided by financing activities for the nine months period ended September 30, 2014 compared to 2013, was due to the public offering of 8,000,000 shares at a price to public of $1.50 per share,.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2014 are as follows:

Year ending December	Operating Lease Payments
2014	$169,334
2015	695,240
2016	693,791
2017	482,503
2018	287,962
Thereafter	-
Total Minimum Lease Payments	$2,328,830

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

LiqTech International, Inc.

Dated: November 13, 2014	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2014	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)