Form 10-K
period 2014-12-31
LIQTECH INTERNATIONAL INC
filed 2015-03-25
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53769

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4544986000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2014, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $1.98 per share on June 30, 2014 was $40,787,727. As of March 25, 2015, there were 39,404,782 shares of common stock, $0.001 par value per share, outstanding.

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

2014 Acquisition

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares were held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately $10,618,486 (at December 31, 2014) and EBITDA of DKK6,500,000 that is, approximately $1,061849 (at December 31, 2014) or (ii) EBITDA of not less than DKK10,000,000, that is, approximately $1,633,613(at December 31, 2014)  and gross revenues of not less than DKK50,000,000 , that is, approximately $8,168,066 (at December 31, 2014). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately $19,603,358 (at December 31, 2014) and EBITDA of DKK12,000,000, that is, approximately $1,960,335 (at December 31, 2014) or (ii) EBITDA of not less than DKK16,000,000, that is, approximately $2,613,781 (at December 31, 2014) and gross revenues of not less than DKK80,000,000, that is, approximately $13,068,906 (at December 31, 2014).

The Provital purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000, that is, approximately USD$30,221,845 (at December 31, 2014) and EBITDA of DKK18,500,000, that is, approximately $3,022,184 (at December 31, 2014) or (ii) EBITDA of not less than DKK26,000,000, that is, approximately $4,247,394 (at December 31, 2014) and gross revenues of not less than DKK130,000,000, that is, approximately $21,236,972 (at December 31, 2014) or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000, that is, approximately $17,152,939 (at December 31, 2014) and EBITDA of not less than DKK21,000,000, that is, approximately $3,430,588 (at December 31, 2014).

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

Our Products

We manufacture and sell ceramic membranes and systems for the filtration of liquid and diesel particulate filters for the control of soot exhaust particles from diesel engines.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic silicon carbide membranes and systems for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, and pre-filtration for reverse osmosis. Our SiC Filters have been used in the following applications by our clients:

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

●

Producing clean drinking water: The potential for the use of LiqTech SiC membranes in drinking water production is diverse and the benefits are numerous. Some examples include: ground water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis. We have interred into a cooperation with the leading pump producer Grundfos to market a newly developed water treatment unit for ground water.

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

LiqTech’s SiC membranes offer consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. The membranes are ideal for treatment of produced water for discharge, re-injection, pre-reverse osmosis (“RO”) as well as polymer flooded streams. We offer on shore and off shore solutions and have extensive experience with produced water streams from fracking, gas condensate, and oil emulsions. We believe our SiC membranes are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost and robustness with reduced downtime. Our chemically inert plug-and-play filter designs are extremely hard and durable materials with high flux (flow) to increase membrane life and reduce downtime for cleaning. SiC membranes are stronger, harder, longer lasting, more temperature resistant, and recover faster than conventional ceramic and polymeric membranes.

Our flat sheet membranes (“FSM”) offer low energy consumption, maximum permeation, innovative rack design, and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse. The FSM carrier and the selective layer are also made of SiC, which gives the product some unique advantages such as high flux, total chemical resistance (pH 0-14), long life, and the lowest fouling tendency of any polymeric and ceramic membrane material. Our tubular membranes offer robust and high yielding membrane solutions for produced water from the Oil & Gas market, and industrial wastewater to remove suspended solids as well as oil droplets and oil-emulsions from solutions. Our dynamic high flux membrane disks are designed for removal of high suspended solids. The filtration format is outside-in, with internal permeation channels that facilitate removal of the solids. The cross flow effect is generated through the rotation of the discs at high velocities which enables flow cleaning of the filter membrane surface. This principle offers energy savings above 80% compared to conventional cross flow.

The strategic acquisition of Provital is consistent with our long-term growth strategy and would strengthen our position in the integrated filtration technologies market. Provital was one of the first in the world to develop filtration solutions based on ceramic membranes whose products result in more efficient, longer lasting systems that save water and demand less maintenance for large public pools and wastewater. The filtration systems are equipped with Provital’s own Intelligent Control System, which allows for local and/or remote control, monitoring and management of every aspect of the system. The system is easy to use and gives the user full control. The control system logs all necessary data and sends daily e-mails/SMS with all the information to a designated operator if required. We believe that Provital’s solution solves many of the problems present in today’s pool industry, including excess water consumption, energy, chemical usage, space and maintenance, and cost efficiency. The acquisition of Provital has allowed LiqTech to become a fully integrated, one-stop shop for plug and play filtration systems. We believe the combined Company will allow LiqTech to significantly accelerate the time to market for LiqTech’s SiC filters and provide us with immediate credibility in the liquid filtration industry, particularly with our SiC filters. By acquiring Provital, we have gained validation in the industry by directly expanding our customer base to include existing reputable customers from Provital. We plan to continue the research and development, and marketing efforts of Provital’s UVC Hybrid Mercury/LED lighting systems for use in large marine and recreational pools.

We believe tightening government regulation and increasing industry awareness about the need for high quality injection water will contribute to the implementation of membrane technology, since conventional technologies will not be able to meet these demands.

For the years ended December 31, 2014 and 2013, we received grants from governmental entities of $387,744 and $502,464, respectively.

For the years ended December 31, 2014 and December 31, 2013, our sales of liquid filters and services were $7,532,528 and $5,081,848, respectively, and accounted for 52% and 40% of our total sales, respectively.

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

For the years ended December 31, 2014 and 2013, our sales of diesel particulate filters were $6,620,625 and $6,932,558, respectively, and accounted for 45% and 54% of our total sales, respectively.

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

Although we have produced kiln furniture as a means to maximize the efficiency of our manufacturing process and not as one of our primary products, we intend to phase out this commercial product over time.

For the years ended December 31, 2014 and December 31, 2013, our kiln furniture revenues were $408,039 and $811,762, respectively, and accounted for 3% and 6% of our total sales, respectively.

Our Competitive Strengths

 We believe the following strengths position us to increase our revenue and profitability:

●

Advantages of Silicon Carbide Membranes: Our diesel exhaust and liquid filtration products utilize silicon carbide membranes which have certain qualities that we believe make our products more desirable than those of our competitors. Unlike filtration products that use aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (tendency of a surface to become wet or to absorb water) which results in unique flux (low energy consumption). Silicon carbide is also highly durable, with hardness second to diamonds, making it conducive in a variety of industrial settings. As a result, we believe that such superior properties make our products desirable in both exhaust emissions control products and liquid filtration products.

●

Broad Application of LiqTech Membranes: Our membranes can and have been applied in a variety of applications, including the processing of industrial waste water, produced water and pretreatment of drinking water, prefilters for reverse osmosis, oil emulsion separation, bacteria removal, clearing of wine and beer, and separating metals from liquids used in industrial processes.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Market: We have production and sales capacity in North America and Europe. We also sell our products through offices and agents in several key countries such as Singapore, Germany, Korea, France, Italy and Brazil, and we have established customer relations in more than 15 countries.

●

Strong and Experienced Management Team: Our management team has significant experience in the clean technology and filtration industries, driving growth through development of new applications and technologies and cultivating relationships with customers.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive and strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●

Enter New Geographic Markets and Expand Existing Markets. We plan to continue to manufacture and sell our products out of Denmark and the United States. We intend to continue to develop our organization in Denmark and the United States and we plan to expand our production facilities in the United States to include manufacturing of systems. In October 2011, the Company opened sales offices in France and in January 2012, we opened a sales office in Singapore. In addition to utilizing local representatives, we also intend to establish sales outlets with technical support in other European nations such as Italy, while expanding to other markets such as Asia. We intend to work with agents and partners to access such markets.

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

●

Continue to Develop and Improve Technologies and Open New End Markets. We intend to continuously develop our ceramic membranes and improve the filtration efficiency for our filtration products. Through continuous development, we intend to find new uses for our products and plan to expand into any new markets that we believe would be appropriate for our Company. One of our key strategies is to develop our membrane applications together with our customers including, for example, the development of the next generation of diesel particulate filters with asymmetric design for the OEM market.

●

Continue Our Focus on Selling and on Development New Standard Units. We will continue our focus on selling systems based on our unique SIC membranes. We will also combine the ceramic membranes with other technologies to be able to offer our customers a complete solution. We will continue our focus to develop smaller standard systems, like our ground water treatment unit and our residential swimming pool units. These units will be sold through a network of agents and partnerships.

Our Industry

Overview

We primarily serve two industries - the diesel particle filter market and the liquid filtration system market. Our goal is to position ourselves to expand on and leverage our products and technology and to take advantage of the favorable industry trends that we anticipate.

Liquid Filtration Market

Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025. One-third of the human population is living today with clean water shortcomings and this is expected to increase to two-thirds of the population by 2025 due to the growing population. According to the World Health Organization, approximately 1.6 million children die every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for membrane filtration is growing rapidly, with more and larger plants being commissioned all over the world. We also see a general trend worldwide for increasing demand for higher quality re-injection water in connection with unconventional oil and gas production. In addition, we see tightening discharge legislations, increasing water cuts (more water produced per barrel oil) and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening of produced water specifications is a problem for conventional technologies. However, LiqTech SiC membranes have been shown to solve these challenges and we believe represent favorable market trends for our business. According to Pike Research, the annual global investment in desalinization is estimated to reach $16.6 billion by 2016. LiqTech offers packaged systems consisting of ceramic SiC and conventional RO membranes for industrial and municipal customers. As a result, we anticipate that global demand will increase for products such as ours that can be used to provide clean water. The growth is especially pronounced for reverse osmosis membranes. Reverse osmosis membranes are increasingly used for the production of drinking water (desalination of sea water or brackish water), for demineralized water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceutical production. In addition, laboratories rely on pure water, for which demineralization is an essential step. According to Pike Research, the annual global investment in desalination is forecasted to reach $16.6 billion by 2016. According to another industry report, the aggregate water volume treated by membranes is expected to grow from 29 billion cubic meters in 2009 to 82 billion cubic meters in 2020. The market for systems that clean up ballast water, used primarily by ships to maintain balance, is forecasted by Frost & Sullivan to increase six fold within the next decade. Ballast water cleaning systems may reach as much as $3.1 billion by 2023, up from $467 million in 2013. The global algae biomass market is worth between e3.5 and e5 billion with a high level of SME (small and medium sized enterprises) participation. Of this total, the health food sector accounts for e1.5 billion and the aquaculture applications account for e0.5 billion. The algae market is expected to growth substantially as improved growth, harvesting and refining processes are developed.

Diesel Particulate Filter Market

The increase in global regulation of diesel particles is expected to drive growth in the DPF market. California continues to tighten regulation encouraging the use of DPF products and we expect other areas of the United States to begin introducing DPF filters. In Europe, cities in Germany are setting requirements for off-road machinery requirements for DPF filters. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. Diesel emissions consist of several toxic gasses and particles: particulate matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days a year are attributable to diesel particulate matter exposures. In 2010, the Organization for Economic Co-operation and Development (OECD) estimated that diesel transport represented 50% of the total ambient air pollution in OECD countries, which equates to over $785 billion in health damages. The Abt Associates report, using EPA science advisory board methodology, estimated that the monetary value of the health damages from diesel-related particulate matter in the U.S. was approximately $139 billion (in 1999 dollars). Reducing diesel emissions will have both health benefits and social benefits to society, along with reduced costs. In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan, which required the curtailment of diesel particle emissions by 25% by 2010 and a further 15% by 2020. New York City has implemented binding directives for the retrofitting of buses, garbage trucks and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007 defined particle count limits for certain cars and light utility vehicles. Also, in Europe, low emission zones have been implemented locally, creating a patchwork of regulation. The increase in global regulation of diesel particles is expected to drive growth in the DPF market. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020.

Manufacturing

We currently manufacture our products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota and assembling our systems in Provital Solutions that are located in Hobro in Jutland, Denmark. The main raw materials that we use in our manufacturing processes are silicon carbide, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability. However, our management believes that we could obtain satisfactory substitutes for these materials should they become unavailable.

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

For the year ended December 31, 2014, our four largest customers accounted for approximately 10%, 5%, 4% and 3%, respectively, of our net sales (approximately 22% in total). For the year ended December 31, 2013, our four largest customers accounted for approximately 10%, 6%, 5% and 5%, respectively, of our net sales (approximately 26% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations. Furthermore, a significant portion of our account receivables is concentrated with these major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us.

We plan to actively market our existing products to new customers as we increase our production capacity. We currently have 21 full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

As of March 25, 2015, we had one issued United States patent that we co-own with a third party, one pending United States patent application, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014 we obtained a new patent application related to the silicon carbide membrane technology in Denmark. This will be the basis for another filing in the United States in the future. Our patent strategy is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 25, 2015, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

Research and Development

We currently have seven (7) full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2014 and 2013, we spent $336,065 and $499,972, respectively, on Company-sponsored research and development.

In 2014, we started the development of a UV LED technology for disinfection of organics in primarily commercial pool and drinking water applications. UV is a known disinfection method, but current technology with mercury lamps has its limitations. With LED technology, it is possible to have instant on/off and thereby apply the correct amount of UV rays for maximum bacteria kill increasing the overall system efficiency. Further, the lifetime of the LED lamps are much higher than mercury lamps and disposal cost at end of life lower and more environmentally friendly. In systems design LED technology provides more flexibility than traditional lamps, which are fixed in length, size and output. We believe that our UV LED development efforts are ahead of traditional industry and will disrupt the current technology space.

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

Employees

As of March 18, 2015, we had 84 employees, 78 of whom were full-time employees. We had 62 employees at our operations in Denmark, including seven in Research and Development, 11 in sales and engineering and 2 in executive management. We also had 20 employees in the United States, one of whom was in executive management; the others were employed in sales, accounting and production. We also had one employee in Singapore and one employee in Germany.

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

On March 2, 2012, we completed a registered public offering of our common stock whereby we issued and sold 2,511,500 shares at a per share price of $3.25 and generated net proceeds of approximately $7.1 million. We also issued to the placement agent and certain of its agents for $100, warrants to purchase an aggregate of 125,575 shares of our common stock with an exercise price equal to $4.06, which are exercisable for a period of five years commencing after the effective date of the registration statement related to the offering.

On October 9, 2013 we announced that the warrant and option exchange offer raised $4,051,000, which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech, $450,000 was received on September 30, 2013 and $3,601,000 was received in October, 2013. The board noted that the additional capital was an orderly solution to improving the Company's capital structure as well as enhancing our ability to list on the NYSE MKT, which we did in December 2013. In addition, the new capital provided the Company additional flexibility to generate new orders and sustain future growth.

On July 22, 2014, we entered into a purchase agreement with Craig-Hallum Capital Group LLC, or Craig-Hallum, pursuant to which we sold to Craig-Hallum (for resale to the public), 8,000,000 shares of common stock at a price to the public of $1.50 per share. The Company also agreed to issue to the Underwriter, for a price of $50, a warrant to purchase 400,000 shares with an exercise price equal to $1.65 per share (the warrants are immediately exercisable and will remain exercisable for five years after the effective date of the Offering). Net proceeds from the offering were approximately $10.8 million, of which we used approximately $2.3 million for the acquisition of Provital.

We intend to use the remaining net proceeds from the offerings and the exercise of warrants and options for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of the U.S. and Denmark.

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

Our recently acquired subsidiary Provital may not have in place a system of internal control over financial reporting that is adequate to manage that business effectively as part of a public company.

On July 28, 2014, we completed the acquisition of Provital, a private company that has not previously been subject to financial reporting on the basis of U.S. GAAP, and has not been subject to periodic reporting as a public company. As a smaller private and non-U.S. company, Provital has not operated under a fully documented system for accounting and internal control over financial reporting that is required for public companies, and we may need to improve its systems. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of Provital’s internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or increase our risk of material weakness or significant deficiencies in internal controls.

The acquisition of Provital included the acquisition of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our acquisition of Provital included approximately $9.4 million of goodwill. We will be required to evaluate this goodwill for impairment based on the fair value of Provital at least once a year. This estimated fair value could change if Provital is unable to achieve operating results at the levels that have been forecasted, the market valuation of Provital decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by Provital. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Although we expect that our acquisition of Provital will result in benefits to our business, we may not realize those benefits because of integration difficulties and other challenges. In addition, the loss of any of Provital’s key management or employees could harm our future business prospects.

The success of our acquisition of Provital will depend in large part on the ability of management to realize the anticipated benefits from combining the businesses of the company and Provital. To realize these anticipated benefits, the businesses of the Company and Provital must be successfully combined. Management may face significant challenges in consolidating the functions of the company and Provital, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If integration is not successful, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming and require substantial resources and effort. Our obligation to support Provital with working capital may require us to divert resources from our other businesses. The integration process and other disruptions resulting from the acquisition may disrupt each company’s ongoing businesses and/or adversely affect relationships with employees, regulators and others with whom the companies have businesses or dealings.

We will be dependent upon the existing management team of Provital for the foreseeable future. Following the acquisition of Provital, Sune Mathiesen, Chief Executive Officer of Provital, became Chief Executive Officer of the combined new company and executed an employment agreement with us. If we do not maintain the services of Mr. Mathiesen or lose the services of other key employees of Provital, the future operating results and our ability to effectively integrate Provital into our business may be adversely affected.

Future growth of our business depends in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected by economic as well as political reasons. For example, in light of the budget crisis in California, funding was not available for a state-funded emissions control project and its start date was pushed back. Another budget proposal put forth by the Obama administration did not include funding for the EPA’s Diesel Emissions Reduction Act program in fiscal 2012. Funding for these types of emissions control projects drives the demand for our diesel particulate filters. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter, are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We have expanded, and expect to continue to expand, our operations. The growth of our business and Provital’s business, could place significant strain on our management and operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business.

Historically, we have been dependent on a few major customers for a significant portion of our Company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

During the year ended December 31, 2014, we had four (4) customers who accounted for approximately twenty-two (22%) of our total revenues. During the year ended December 31, 2013, we had four (4) customers who accounted for approximately twenty-six (26%) of our total revenues. If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations.

Furthermore, a significant portion of our accounts receivable is concentrated with these major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. A part of the Company’s outstanding receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its receivables may also be higher in certain international markets and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Where we consider it appropriate, we seek patent protection in the United States and other countries on technologies used in, or relating to, our re-crystallized silicon carbide product forms, applications and manufacturing processes. As of March 19, 2015, we had one issued United States patent and three issued foreign patents, all of which we co-own with a third party. The issuance of a patent is not conclusive as to its scope, validity and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals, or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

As of March 19, 2015, we had one issued Danish patent, one issued US patent and one PCT covering 180 countries. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot assure that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office and relevant foreign patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the United States Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

We face competition and technological advances by competitors, which could adversely affect the sales of our products.

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

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We do not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house will require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them, which could have a materially adverse effect on our operations.

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

The JOBS Act allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies, which means that our financial statements may not be comparable to companies that comply with public company effective dates, which could make our common stock less attractive to investors.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

RISKS RELATED TO OUR COMMON STOCK

Approximately 24.3% of our common stock is beneficially owned by our officers and directors, who have the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of March 19, 2015, 9,707,154 shares, or 24.3%, of our common stock, including stock options and warrants, were beneficially owned by our officers and directors, including 4,044,782 shares, or 10.3%, of our common stock beneficially owned by Sune Mathiesen, our Chief Executive Officer, 3,288,541 shares, or 8.3%, of our common stock beneficially owned by Aldo Petersen, our Chairman of the Board and 168,000 shares, or 0.4%, of our common stock beneficially owned by Soren Degn, our Chief Financial Officer. As a result, our officers, directors, Sune Mathiesen, and Aldo Petersen, in particular, are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. This could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

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

The Company is considered a “smaller reporting company” and is exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●

Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●

In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●

In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only 3 years of business development information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which could make our stock less attractive to potential investors, which could make it more difficult for you to sell your shares.

The Company is considered an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement, (B) in which we have total annual gross revenue of at least $1.0 billion, or (C) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

For as long as we remain an “emerging growth company” we intend to take advantage of certain exemptions from various reporting requirements until we are no longer an “emerging growth company.” We also qualify as a smaller reporting company, and so long as we remain a smaller reporting company, we benefit from the same exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to the exemptions available to smaller reporting companies until such time as we were no longer a smaller reporting company.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of SOX.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile when trading occurs.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Our corporate headquarters are located in Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 55,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 45,000 square feet is used for production. The lease will expire on August 31, 2018. Our U.S. operations are located at 1800 - 1810 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 30,000 square feet, of which 6,000 square feet is used for office space and 24,000 square feet is used for production. The lease will expire on February 28, 2017. Our Provital operations are located at Bornholmsvej 3A, 9500 Hobro, Denmark. We lease approximately 12,000 square feet at our Hobro location, of which approximately 2,000 square feet is used for office space and 10,000 square feet is used for assembling. The lease will expire on June 30, 2016. From January 1, 2015 our Provital operation has leased additional 21,872 square feet in Randers, Denmark, of which all is planned to be used for production and assembling.

Item 3.       Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Our 60% owner of LiqTech Italy has sued LiqTech International A/S for an amount of euro 750,000 due to dissatisfaction with the corporation between him as a 60% owner and CEO of LiqTech Italy and LiqTech International A/S as a 40% owner. We believe that the claim is without merit and we intend to vigorously defend any litigation.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on NYSE MKT under the symbol LIQT. Prior to the Merger, there was not an active market and no trading volume during fiscal year 2010. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2015	High	Low
1st Quarter (through March 19, 2015)	$1.17	$0.67

2014	High	Low
4th Quarter	$1.70	$1.00
3rd Quarter	2.08	1.38
2nd Quarter	2.49	1.60
1st Quarter	2.55	1.82

2013	High	Low
4th Quarter	$2.98	$2.07
3rd Quarter	3.13	2.44
2nd Quarter	3.44	2.35
1st Quarter	2.42	1.33

2012	High	Low
4th Quarter	$1.70	$1.23
3rd Quarter	2.20	1.36
2nd Quarter	3.31	2.21
1st Quarter	4.50	3.13

The above table is based on a report provided by the OTC Markets Group, Inc. until December 2, 2013 and NYSE MKT for the rest of the period. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Based upon information supplied to us by our transfer agent as of March 10, 2015, we had approximately 50 stockholders of record.

We have not declared or paid any dividends and do not intend to declare or pay dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Nevada law, our Board of Directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

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

Reverse Merger Acquisition

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

2014 Developments

Closing of underwriting public offering of common stock

On July 28, 2014, we closed our registered underwritten public offering of 8,000,000 shares at a price to public of $1.50 per share, which included all 1,043,478 shares subject to the underwriter’s over-allotment option. Our estimated net proceeds from the offering were approximately $10.8 million, after deducting underwriting discounts and estimated offering expenses. We used the net proceeds of the offering to fund a portion of the purchase price our acquisition of the operations of Provital. Craig-Hallum Capital Group LLC acted as sole managing underwriter of the offering.

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately $10,618,486 (at December 31, 2014) and EBITDA of DKK6,500,000 that is, approximately $1,061849 (at December 31, 2014) or (ii) EBITDA of not less than DKK10,000,000 (at December 31, 2014), that is, approximately $1,633,613 and gross revenues of not less than DKK50,000,000 , that is, approximately $8,168,066 (at December 31, 2014). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately $19,603,358 (at December 31, 2014) and EBITDA of DKK12,000,000, that is, approximately $1,960,335 (at December 31, 2014) or (ii) EBITDA of not less than DKK16,000,000, that is, approximately $2,613,781 (at December 31, 2014) and gross revenues of not less than DKK80,000,000, that is, approximately $13,068,906 (at December 31, 2014).

Additional 2014 Developments

On March 3, 2014, we announced that the Company received a purchase order of approximately USD 300,000 for a prototype system based upon the LiqTech SiC membranes. The algae system will be based on a new development in the membrane technology from LiqTech. The prototype system will be used to concentrate an algae stream as a part of the harvesting process. Preliminary tests have shown that the LiqTech SiC membranes offer a higher throughput, high algae concentration and require less energy compared to other membrane products.

On March 18, 2014, we announced that it has received a new order for Diesel Particulate Filters (“DPF”) for $450,000 from Emigreen B.V. Netherland, a firm that is expert in the emission control of industrial combustion engines.

Environmental regulations are expected to get tougher with more rigorous enforcement in the future and the luxury boat market segment has recognized that it needs to operate in an environmentally friendly way if they wish to call on any port in the world. Generators on luxury-class super-yachts or mega-yachts are driven by efficient diesel engines but they still create an appreciable amount of soot and NOx gasses that are both a pollutant in harbors as well as dangerous to people’s health.

By integrating LiqTech’s DPF products with the generator/engine set, 99.98% of soot particulates can be removed.

On May 14, 2014, we announced the appointment of Michael Barish, a highly regarded investment professional, to our Board of Directors effective May 19, 2014.

Mr. Barish has over 40 years experience in many aspects of the investment industry, including having worked as a security analyst, portfolio manager and investment advisor. Mike brings a wealth of investment, corporate governance and operations expertise to the Board of LiqTech.

Mr. Barish founded Cambiar Investors, an investment advisory firm, and served as President and Chief Investment Officer until 2001. Mike then co-founded Lazarus Investment Partners, a private investment partnership, serving as a portfolio manager until 2009. Mr. Barish currently pursues personal investments in both public and private companies.

Mr. Barish currently serves as a director of AeroGrow International Inc. and Zero E Technologies, LLC. Previously, he served as a director of Guaranty National Insurance Company, a publicly held property and casualty insurance company.

On May 22, 2014, we announced the development of a small and compact Flat Sheet Membrane filtration unit for pre-Reverse Osmosis and drinking water purposes, in cooperation with Time Solution.

The unit combines LiqTech’s advanced Silicon Carbide Ultra Filtration technology with a robust and simple design enabling it to run without the use of power and requiring minimal operations skills. The first prototypes were finalized in December 2013 and have been operating successfully cleaning rain and tap water prior to Reverse Osmosis ever since.

On June 16, 2014, we announced that the Company received a $275,000 order from a Middle East customer to be delivered this year. The end-user placed the order to confirm the benefits of the LiqTech SiC membrane technology for various upstream Produced Water applications.

On July 9, 2014, we announced that the Company received a $200,000 SiC membrane order from a European customer to be delivered in 2014. The membranes will be installed at a German power plant to remove heavy metals from a flue gas cleaning process. LiqTech and the end-user have developed a solution around the SiC membranes that reduces the environmental impact from coal and biomass fired power plants.

On July 29, 2014, we announced that effective that date, Mr. Finn Helmer stepped down as Chief Executive Officer of LiqTech. The Board announced that Mr. Sune Mathiesen, then Chief Executive Officer of Provital Solutions A/S (“Provital”), was appointed Chief Executive Officer and a Director of LiqTech. Mr. Mathiesen assumed these positions on July 30, 2014.

Mr. Mathiesen came to the Company through LiqTech’s recent acquisition of Provital; his long experience in executive management, technical sales and turnarounds will greatly benefit LiqTech. The Board seeks to shift the emphasis of the Company towards strategically marketing its products and filtration solutions in order to accelerate revenue growth of the combined LiqTech/Provital business.

Mr. Mathiesen acquired the Provital business several years ago, taking it from the product development stage to a profitable and fast growing business. Sune’s leadership helped Provital develop and successfully market a unique range of small footprint, cost-effective filtration solutions to the swimming pool and large water park markets. Prior to Provital, Mr. Mathiesen worked as a country manager for Broen A/S, a Danish industrial flow control business.

On July 31, 2014, we announced that the Company received a $350,000 Silicon Carbide (SiC) membrane system order from a Danish customer to be delivered in 2014. The system will be installed at a Danish fish farm to filter sea water for its recirculated aquaculture system.

The Danish fish farm will apply LiqTech’s SiC based membrane system to create a bio-secure facility and to prevent disease to spread from the sea water to the closed aquaculture system. LiqTech’s system together with Provital’s UV system will provide water quality ideal for the aquaculture plant.

On October 14, 2014, we announced that the Company received a $200,000 SiC membrane system order from a Danish customer to be delivered in 2014. The membrane system will be installed at a Danish power plant to remove heavy metals from a heat recovery process. This sale represents LiqTech’s first commercial system sold to the energy industry as a joint supply effort by LiqTech and Provital, our recently acquired subsidiary.

On November 6, 2014, we announced that our recently acquired subsidiary, Provital Solutions A/S, has developed a new LED-based Deep UV water disinfection system. We believe our system is the first large scale LED-based UV water disinfection system in the market. The UV system features long lifetime, instant on-off, application targeted wavelengths and low power consumption. The UV system will be available from Q1 2015 in sizes from 2” to 6”. Larger diameters will be available from Q2 2015.

2015 Developments

On January 6th, 2015, we announced that the Company has received a USD $2.4 million purchase order for a system based on the Company’s SiC membranes which is expected to be delivered in the second quarter 2015. This order is part of an enhanced oil recovery (EOR) project and was received from LiqTech´s preferred partner, Nakasawa Mining and Energy Limited. This order represents LiqTech’s largest order in the Company’s history.

In addition, we announced that the Company received a USD $350,000 SiC membrane system order from Yara Marine Technologies to be delivered in 2015. The product solution is based on LiqTech know-how acquired in the on-shore power industry for the treatment of wet scrubber wastewater containing heavy metals. New marine regulations related to reducing sulphur oxide emissions became effective January 2015. In order to comply with these new regulations, ship owners have to either burn a more expensive low sulphur fuel oil or to clean the exhaust from heavy fuel oil combustion engines. Yara Marine Technologies (previously Green Tech Marine) has many years of experience offering high performance exhaust treatment technologies for the marine industry.

On February 3, 2015, we announced that the Company received a $130,000 SiC membrane order from a European customer to be delivered in the 2nd quarter of 2015.

This is a follow-on order from a customer that first installed a system in the fall of 2014. The installation is for a German power plant for the removal of heavy metals from a flue gas cleaning process. This new order will be installed at another German power plant.

On March 2, 2015, we announced that we have received the first pilot order for a newly developed in-well situated ground water treatment system from the leading pump producer, Grundfos. The pilot unit will be installed at Taarnby Forsyning in Denmark.

Results of Operations

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2014 and 2013.

					Period to period change
	2014	As a % of Sales	2013	As a % of Sales	$	Percent %
Net Sales	14,561,192	100.0	12,826,168	100.0	1,735,024	13.5
Cost of Goods Sold	12,463,949	85.6	11,514,463	89.8	949,486	8.2
Gross Profit	2,097,243	14.4	1,311,705	10.2	785,538	59.9
Operating Expenses
Selling and Marketing	3,360,566	23.1	2,650,000	20.7	710,566	26.8
General and Administrative	3,019,094	20.7	3,064,610	23.9	(45,516)	(1.5)
Non-cash compensation	573,029	3.9	1,316,826	10.3	(743,797)	(56.5)
Research and Development	336,066	2.3	499,972	3.9	(163,906)	(32.8)
Total Operating Expenses	7,288,755	50.1	7,531,408	58.7	(242,653)	(3.2)

Income (loss) from Operating	(5,191,512)	(35.7)	(6,219,703)	(48.5)	1,028,191	(16.5)
Interest (Expense)	(53,379)	(0.4)	(50,945)	(0.4)	(2,434)	4.8
Loss on Investments	(815)	(0.0)	(199,811)	(1.6)	198,996	(99.6)
Gain on Currency Transactions	450,147	3.1	7,638	0.1	442,509	5793.5
Other income	10,511	(0.0)	4,671	0.0	5,840	125.0
Total Other Income (Expense)	406,464	2.8	(238,447)	(1.9)	644,911	(270.5)

Income Before Income Taxes	(4,785,048)	(32.9)	(6,458,150)	(50.4)	1,672,102	(25.9)
Income Taxes Expense (Income)	(1,702,551)	(11.7)	(1,611,561)	(12.6)	(90,990)	5.6

Net Income	(3,082,497)	(21.2)	(4,846,589)	(37.8)	1,764,092	(36.4)
Less net income attributable to the non-controlled interest in subsidiaries	(16,429)	(0.1)	(19,112)	(0.1)	2,683	(14.0)
Net Income attributable to LiqTech	(3,066,068)	(21.1)	(4,827,477)	(37.6)	1,761,409	(36.5)

Revenues

Net sales for the year ended December 31, 2014 were $14,561,192 compared to $12,826,168 for the same period in 2013, representing an increase of $1,735,024, or 13.5%. The increase in sales consist of a decrease in sales of DPFs of $311,933, an increase in sales of liquid filters of $2,450,680 and a decrease in sales of kiln furniture $403,723, respectively. The decrease in demand for our DPFs is mainly due to a lack of new low emissions zone activity in both Europe and United States. The increase in demand for our liquid filters and systems is due to an increase in worldwide sales of those products and the acquisition of Provital Solutions A/S. The decrease in demand for our kiln furniture is due to a decision of not focusing on this product line anymore.

Gross Profit

Gross profit for the year ended December 31, 2014 was $2,097,243 compared to $1,311,705 for same period in 2013, representing an increase of $785,538, or 59.9%. The increase in gross profit was due to an increase in sales for the year ended December 31, 2014 compared to the same period in 2013 combined with the acquisition of Provital Solutions A/S’ higher margin sales and a continuing focus on lowering our production costs. Included in the gross profit is depreciation of $1,630,531 and $1,689,523 for the years ended December 31, 2014 and 2013, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2014 were $7,288,755, representing a decrease of $242,653, or 3.2%, compared to $7,531,408 for the same period in 2013. This decrease in operating expenses is attributable to an increase in selling and marketing expenses of $710,566 or 26.8%, a decrease in general and administrative expenses of $45,529 or 1.5%, a decrease in non-cash compensation expenses of $743,784 or 56.5% and an decrease in research and development expenses of $163,906 or 32.8% compared to the same period in 2013.

 Selling expenses for the year ended December 31, 2014 were $3,360,566 compared to $2,650,000 for the same period in 2013, representing an increase of $710,566 or 26.8%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources, investments in new market opportunities and the acquisition of Provital Solutions A/S. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the year ended December 31, 2014 were $3,019,094 compared to $3,064,610 for the same period in 2013, representing a decrease of $45,516, or 1.5%. This decrease is mainly attributable to the fact that during the year ended December 31, 2013, the Company had a one-time expense of approx. $675,000 related to being a U.S. public company. This decrease is partly offset against an increase in expenses related to the acquisition of Provital Solutions A/S.

Non-cash compensation expenses for the year ended December 31, 2014 were $573,029 compared to $1,316,826 for the same period in 2013, representing a decrease of $743,797 or 56.5%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	2014	2013
Compensation upon vesting of stock options granted to employees and the board of directors	$34,295	$391,960
Compensation for vesting of restricted stock awards issued to the board of directors	479,334	426,666
Value of stock granted for services	-	320,000
Value of warrants issued for services	59,400	178,200
Total	$573,029	$1,316,826

Research and development expenses for the year ended December 31, 2014 were $336,066 compared to $499,972 for the same period in 2013, representing a decrease of $163,906, or 32.8%. This decrease is attributable to decreased research and development expenditures for the year ending December 31, 2014 compared to the same period in 2013.

Net Income

Net income attributable to the Company for the year ended December 31, 2014 was a loss of $3,066,068 compared to a loss of $4,827,477 for the comparable period in 2013, representing an improvement of $1,761,409. This increase was primarily attributable to an increase of $785,538 in our gross profit, a decrease in operating expenses of $242,653, an increase in total other income of $644,911 and an increase in income tax benefit of $90,990. The largest contributor to the decrease in operating expenses was a decrease in non-cash compensation of $743,797 or 56.5% primarily due to increasing use of non-cash compensation for service provided and issuing stock options.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2013 and 2012.

					Period to period change

	2013	As a % of Sales	2012	As a % of Sales	$	Percent %
Net Sales	12,826,168	100.0	16,921,838	100.0	(4,095,670)	(24.2)
Cost of Goods Sold	11,514,463	89.8	14,217,713	84.0	(2,703,250)	(19.0)
Gross Profit	1,311,705	10.2	2,704,125	16.0	(1,392,420)	(51.5)
Operating Expenses
Selling and Marketing	2,650,000	20.7	2,434,541	14.4	215,459	8.9
General and Administrative	3,064,610	23.9	3,301,164	19.5	(236,554)	(7.2)
Non-Cash Compensation	1,316,826	10.3	120,494	0.7	1,196,332	992.9
Research and Development	499,972	3.9	742,009	4.4	(242,037)	(32.6)
Total Operating Expenses	7,531,408	58.7	6,598,208	39.0	933,200	14.1

Income (Loss) from Operating	(6,219,703)	(48.5)	(3,894,083)	(23.0)	(2,325,620)	59.7
Interest (Expense)	(50,945)	(0.4)	(148,611)	(0.9)	97,666	(65.7)
(Loss) on Investments	(199,811)	(1.6)	(102,612)	(0.6)	(97,199)	94.7

Gain (Loss) on Currency Transactions	7,638	0.1	48,145	0.3	(40,507)	(84.1)

Other income	4,671	(0.0)	157,743	0.0	(153,072)	(97.0)

Total Other Income (Expense)	(238,447)	(1.9)	(45,335)	(0.3)	(193,112)	426.0

Income Before Income Taxes	(6,458,150)	(50.4)	(3,939,418)	(23.3)	(2,518,732)	63.9

Income Taxes Expense (Benefit)	(1,611,561)	(12.6)	(1,165,528)	(6.9)	(446,033)	38.3

Net Income	(4,846,589)	(37.8)	(2,773,890)	(16.4)	(2,072,699)	74.7

Less net income attributable to the non-controlled interest in subsidiaries	(19,112)	(0.1)	-	0.0	(19,112)	-

Net Income attributable to LiqTech	(4,827,477)	(37.6)	(2,773,890)	(16.4)	(2,053,587)	74.0

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At December 31, 2014, we had cash and restricted cash of $6,072,631 and working capital of $10,570,409 and at December 31, 2013, we had cash of $4,884,275 and working capital of $7,692,669. At December 31, 2014, our working capital increased by $2,877,740. Total current assets were $14,662,319 and $12,239,110 at December 31, 2014 and 2013, respectively, and total current liabilities were $4,091,910 and $4,546,441 at December 31, 2014 and 2013, respectively.

On July 28, 2014, we closed its registered firm commitment underwritten public offering of 8,000,000 shares at a price to public of $1.50 per share, which included all 1,043,478 shares subject to the underwriter’s over-allotment option. LiqTech estimates net proceeds from the offering to be approximately $10.8 million, after deducting underwriting discounts and estimated offering expenses. The Company intends to use the net proceeds of the offering to fund a portion of the purchase price for its previously announced acquisition of the operations of Provital Solutions A/S. LiqTech intends to use the net proceeds from this offering to pay transaction expenses, and for other general corporate purposes.

Provital Solutions AS has a DKK 2,000,000 (approximately $327,000 at December 31, 2014) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. As of December 31, 2014, the interest on this line of credit was at 3.50%. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’ assets like receivables, inventory, equipment etc. There was $0 outstanding as of December 31, 2014. At December 31, 2014, there was approximately $327,000 available under this credit line. In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called, but if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $817,000 at December 31, 2014) with a bank, subject to certain base limitations. As of December 31, 2014, we had DKK1,379,574 (approximately $225,000) in working guarantee against the line.

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

Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2014 was $5,733,674, representing an increase of $3,592,320 compared to cash used by operating activities of $2,141,354 for the year ended December 31, 2013. The $3,592,230 increase in cash used by operating activities for the year ended December 31, 2014 was mainly due to  decreases in accounts payable of $2,682,139 and accrued expenses of $2,152,657 partially offset by a decreases of $877,457 in accounts receivable and $712,273 in inventory and the improvement in the net loss, after taking into account the assets and liabilities acquired in the acquisition of Provital Solutions AS.

The decrease in inventory, the decrease in accounts payable, and the decrease in accrued expenses were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $2,331,170 for the year ended December 31, 2014, as compared to cash used in investing activities of $648,495 for the year ended December 31, 2013. Cash used in investing activities increased for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase was primarily due to the $1,874,684 net cash used to purchase Provital Solutions AS offset by a period over period decrease of $172,473 in the purchase of property and equipment.

Cash provided by financing activities was $10,451,991 for the year ended December 31, 2014, as compared to cash provided by financing activities of $3,675,180 for the year ended December 31, 2013. This change of $6,776,811 in cash provided by financing activities in 2014, compared to 2013, was primarily due to the public offering of 8,000,000 shares at a price to public of $1.50 per share.

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

The increase in inventory, the decrease in accounts receivable, the increase in accrued expenses and the decrease in accounts payable were all due to normal variations in the ordinary course of business.

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

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2014 are as follows:

Year ending December 31,	Lease Payments
2015	$727,621
2016	701,853
2017	467,408
2018	278,262
2019	-
Thereafter	-
Total Minimum Lease Payments	$2,175,144

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2014 and December 31, 2013 was as follows:

	2014	2013
Allowance for doubtful accounts at the beginning of the period	$608,356	$1,243,500
Bad debt expense	216,919	72,548
Amount of receivables written off	(42,117)	(770,738)
Acquired subsidiary	951,354	-
Effect of currency translation	(80,222)	63,046
Allowance for doubtful accounts at the end of the period	$1,654,290	$608,356

Goodwill and Definite-life intangible assets

The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge on goodwill, during the year ended December 31, 2014 as the estimated fair value of the reporting unit exceed the carrying value.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2014, we had total furnace parts and supplies of $507,849, raw material of $1,501,050, work-in-process inventory of $1,326,840, total finished goods inventory of $2,028,225 and reserve for obsolescence of $449,098. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

Item 8.       Financial Statements and Supplementary Data.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets at December 31, 2014 and 2013	F2

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F4

Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2014 and 2013	F5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2014 and 2013	F6

Consolidated Statement of Cash Flows for the years ended December 31, 2014 and 2013	F7

Notes to the Consolidated Financial Statements	F9

4397 SOUTH ALBRIGHT DRIVE, SALT LAKE CITY, UTAH 84124

(801) 277-2763 PHONE • (801) 277-6509 FAX

Board of Directors

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Industriparken 22C, DK

2750 Ballerup, Denmark

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2014 and 2013. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting for the year ended December 31, 2014 and 2013. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LiqTech International, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years ended December 31, 2014, and 2013, in conformity with generally accepted accounting principles in the United States.

/s/ Gregory & Associates, LLC

Salt Lake City, Utah

March 25, 2015

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2014	2013
Current Assets:
Cash	$5,853,752	$4,884,275
Restricted cash balances	218,879	-
Accounts receivable, net	1,992,206	2,341,070
Other receivables	344,331	231,998
Cost in excess of billing	1,172,658	406,997
Inventories	4,914,866	4,258,606
Prepaid expenses	55,990	12,021
Current deferred tax asset	109,637	104,143

Total Current Assets	14,662,319	12,239,110

Property and Equipment, net accumulated depreciation	4,524,386	5,829,404

Other Assets:
Investments at costs	6,085	6,882
Long term deferred tax asset	3,496,459	1,863,349
Goodwill	8,460,512	-
Other intangible assets	16,708	24,687
Deposits	259,070	271,916

Total Other Assets	12,238,834	2,166,834

Total Assets	$31,425,539	$20,235,348

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2014	2013
Current Liabilities:
Current portion of capital lease obligations	$170,187	$208,419
Accounts payable	2,336,942	1,586,962
Accrued expenses	1,439,735	1,440,522
Billing in excess of cost	-	96,104
Accrued income taxes payable	570	2,000
Deferred revenue / customers deposits	144,476	1,212,434

Total Current Liabilities	4,091,910	4,546,441

Long-term capital lease obligations, less current portion	368,614	554,360

Total Long-Term Liabilities	368,614	554,360

Total Liabilities	4,460,524	5,100,801

Commitment and Contingencies See Note 10	-	-

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,404,782 and 27,212,500 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	39,405	27,213
Additional paid-in capital	35,632,410	18,700,574
Accumulated deficit	(5,382,852)	(2,316,784)
Deferred compensation	(504,748)	(1,008,450)
Other comprehensive income, net	(2,835,917)	(292,565)
Non-controlled interest in subsidiaries	16,717	24,559

Total Stockholders' Equity	26,965,015	15,134,547

Total Liabilities and Stockholders' Equity	$31,425,539	$20,235,348

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Net Sales	$14,561,192	$12,826,168

Cost of Goods Sold	12,463,949	11,514,463

Gross Profit	2,097,243	1,311,705

Operating Expenses:
Selling expenses	3,360,566	2,650,000
General and administrative expenses	3,019,094	3,064,610
Non-cash compensation expenses	573,029	1,316,826
Research and development expenses	336,066	499,972

Total Operating Expense	7,288,755	7,531,408

Loss from Operations	(5,191,512)	(6,219,703)

Other Income (Expense)
Interest expense	(53,379)	(50,945)
Loss on investments	(815)	(199,811)
Gain on currency transactions	450,147	7,638
Other Income (Expense)	10,511	4,671

Total Other Income (Expense)	406,464	(238,447)

Loss Before Income Taxes	(4,785,048)	(6,458,150)

Income Tax Benefit	(1,702,551)	(1,611,561)

Net Loss	(3,082,497)	(4,846,589)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(16,429)	(19,112)

Net Loss Attributable To LiqTech	$(3,066,068)	$(4,827,477)

Basic Loss Per Share	$(0.09)	$(0.19)

Weighted Average Common Shares Outstanding	32,398,941	24,989,262

Diluted Loss Per Share	$(0.09)	$(0.19)

Weighted Average Common Shares Outstanding Assuming Dilution	32,398,941	24,989,262

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2014	2013

Net Loss	(3,082,497)	(4,846,589)

Currency Translation, Net of Taxes	(2,543,352)	250,241

Other Comprehensive Loss	$(5,625,849)	$(4,596,348)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	(2,628)	1,294

Comprehensive Loss Attributable To LiqTech International Inc.	$(5,623,221)	$(4,597,642)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014 and 2013

			Additional		Other Compre-	Deferred	Non- controlled
	Common Stock		Paid-in	Retained	hensive	Compen-	Interest in
	Shares	Amount	Capital	Earnings	Income	sation	Subsidiaries

BALANCE, December 31, 2012	24,111,500	$24,112	$12,658,405	$2,510,693	$(542,806)	$(125,477)	$28,434

Common shares issued at $3.20 each for services provided and to be provided by the board of directors	300,000	300	959,700			(960,000)

Common shares issued at $3.20 per share for services rendered	100,000	100	319,900			(320,000)

Exercised of warrants and stock options at $1.50 with issuance of replacement warrant and options October 2013, net of offering cost of $206,030	2,701,000	2,701	3,842,769

Deferred compensation on shares issued to the board of directors, employees and services			919,800			(919,800)

Stock based compensation expenses recognized for the year ended December 31, 2013						1,316,827

Currency translation, net					250,241		(3,875)

Net Loss for the year ended December 31, 2013				(4,827,477)

BALANCE, December 31, 2013	27,212,500	$27,213	$18,700,574	$(2,316,784)	$(292,565)	$(1,008,450)	$24,559

Common shares issued for cash at $1.50 per share, net of offering cost of $1,263,721, July 2014	8,000,000	8,000	10,728,279
			,
Common shares issued in connection with acquisition at $1.50 per share, July 2014	4,044,782	4,045	6,063,127

Common shares issued at $1.58 each for services provided and to be provided by the board of directors	100,000	100	157,900			(158,000)

Exercised of warrants and stock options at $1.50	47,500	47	71,203

Forfeiture of Stock Based Compensation			(563,459)			563,459

Deferred compensation on shares issued to the board of directors, employees and services			474,786			(474,786)

Stock based compensation expenses recognized for the year ended December 31, 2014						573,029

Currency translation, net					(2,543,352)		(7,842)

Net Loss for the year ended December 31, 2014				(3,066,068)

BALANCE, December 31, 2014	39,404,782	$39,405	$35,632,410	$(5,382,852)	$(2,835,917)	$(504,748)	$16,717

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(3,082,497)	$(4,846,589)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	1,630,531	1,689,523
Non-cash compensation	573,029	1,316,826
Bad debt expense	216,919	72,548
Reserve for obsolete inventory	203,996	186,542
Change in deferred tax asset / liability	(1,206,796)	(1,623,213)
Loss on sale of equipment	946	2,135
Loss on Long- term investments	797	174,349
Changes in assets and liabilities:
(Increase) in restricted cash	(218,879)	-
Decrease in accounts receivable	877,457	698,827
(Increase) decrease in inventory	712,273	(434,838)
(Increase) decrease in prepaid expenses/deposits	(15,245)	28,643
(Decrease) in accounts payable	(2,682,139)	(702,269)
Increase (decrease) in accrued expenses	(2,152,657)	1,626,532
(Decrease) long-term contracts	(591,409)	(330,370)

Total Adjustments	(2,651,177)	2,705,235

Net Cash Used by Operating Activities	(5,733,674)	(2,141,354)

Cash Flows from Investing Activities:
Purchase of property and equipment	(456,432)	(628,905)
Proceeds from sale/recovery of property and equipment	-	3,500
Net cash paid to purchase Provital solutions	(1,874,684)	-
Purchase of long-term investments	-	(23,090)

Net Cash Used by Investing Activities	(2,331,116)	(648,495)

Cash Flows from Financing Activities:
Payments on notes payable	(131,559)	-
Net payments proceeds on capital lease obligation	(223,978)	(170,290)
Proceeds from issuance of common stock and warrants	12,071,250	3,845,470
Payment of stock offering costs	(1,263,722)	-

Net Cash Provided by Financing Activities	10,451,991	3,675,180

Gain (Loss) on Currency Translation	(1,417,724)	125,606

Net Increase in Cash and Cash Equivalents	969,477	1,010,937
Cash and Cash Equivalents at Beginning of Period	4,884,275	3,873,338
Cash and Cash Equivalents at End of Period	$5,853,752	$4,884,275

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$53,379	$50,945
Income Taxes	$1,000	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees and the board of directors	$34,295	$391,960
Compensation for vesting of restricted stock awards issued to the board of directors	479,334	426,666
Value of stock granted for services	-	320,000
Value of warrants issued for services	59,400	178,200
Total	$573,029	$1,316,826

During July 2014, the Company acquired all the issued and common share of Provital Solutions AS, through the issuance of 4,044,782 common shares and $2,300,000 in cash See Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, liquid filters, diesel particulate air filters and kiln furniture in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and Provital Solutions AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended December 31, 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at December 31, 2014 and December 31, 2013. At December 31, 2014, the Company had cash balances of $218,879 that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Allowance for doubtful accounts at the beginning of the period	$608,356	$1,243,500
Bad debt expense	216,919	72,548
Amount of receivables written off	(42,117)	(770,738)
Acquired subsidiary	951,354	-
Effect of currency translation	(80,222)	63,046
Allowance for doubtful accounts at the end of the period	$1,654,290	$608,356

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to ten years (See Note 4).

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

Goodwill -- Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

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

The Company has received long-term contracts for the installation of various water filtrations systems and grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications. Revenues from long-term contracts and grants are recognized on the percentage-of-completion method, measured by the percentage of project costs incurred to date to estimated total project costs for each long-term contract or grant multiplied by the long-term contract or grant income on a project by project basis. This method is used because management considers costs incurred to be the best available measure of progress on contracts in process.

Project costs of the long-term contracts and grants include all direct material and labor costs and those indirect costs related to the project. Project costs are capitalized and accreted into cost of sales based on the percentage of the project completed. Should a loss be estimated on an incomplete project it would be recorded in the period in which such a loss is determined. Changes in estimated profitability of a project are recognized in the period in which the revisions are determined. The aggregate of costs incurred and income recognized on incomplete projects are recorded as costs in excess of billings and are shown as a current asset. The aggregate of billings in excess of related costs incurred and income recognized on projects is shown as a current liability.

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $50,327 and $36,175, for the year ended December 31, 2014 and 2013, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2014 and 2013 were $336,066, and $499,972, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income (Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options and warrants that have been granted but have not been exercised.

Stock Options -- The Companies have granted stock options to certain key employees. See Note 12. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $573,029 and $1,316,826 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the years ended December 31, 2014 and 2013, respectively.

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets allowance for doubtful accounts receivable, cost in excess of billings, reserve for obsolete inventory, depreciation and impairment of property plant and equipment and impairment of goodwill and liabilities billings in excess of cost commitment and contingencies, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

 Reclassification -- The financial statements for the year ended December 31, 2013 have been reclassified to conform to the headings and classifications used in the December 31, 2014 financial statements.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Agreements -- During October 2013, the Company entered into a consulting agreement with McKinley Enterprises, Inc. an entity owned by a shareholder, wherein the Company paid $75,000 on October 2, 2013 and agreed to pay an additional $75,000 on January 3, 2014 for advice to, undertake for and consult with the Company on certain matters pertaining to the Company’s business expansion into the People’s Republic of China.

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

Payments to Related Parties -- On January 14, 2014, the Compensation Committee approved a special 2013-bonus payment in the amount of $175,000 to Aldo Petersen for his assistance in the successful 2013 capital raise.

During October and December of 2014, an officer of LiqTech NA provided $25,000 and $35,000 in non-interest bearing advances to the Company totaling $60,000. These advances have been included in accounts payable at December 31, and were repaid in January 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Furnace parts and supplies	$507,849	$510,382
Raw materials	1,501,050	631,524
Work in process	1,326,840	1,799,888
Finished goods and filtration systems	2,028,225	1,577,708
Reserve for obsolescence	(449,098)	(260,896)
Net Inventory	$4,914,866	$4,258,606

The inventory is held as collateral on a lines and credit and guarantees with financial institutions See Note 8

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	Useful Life			2014	2013
Production equipment	3	-	10	$10,792,494	$11,542,740
Lab equipment	3	-	10	160,427	181,432
Computer equipment	3	-	5	288,351	276,013
Vehicles	3	-	5	93,477	38,221
Furniture and fixture		5		180,138	68,169
Leasehold improvements		10		1,052,923	1,059,605
				12,567,810	13,166,180
Less Accumulated Depreciation				(8,043,424)	(7,336,776)
Net Property and Equipment				$4,524,386	$5,829,404

Depreciation expense amounted to $1,622,552 and $1,685,060, for the year ended December 31, 2014 and 2013, respectively. The property and equipment is held as collateral on a lines of credit and guarantees with financial institutions See Note 8.

NOTE 5 – INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,085

Total	-	-	6,085

As of December 31, 2013	Level 1	Level 2	Level 3

Investments	-	-	6,882

Total	-	-	6,882

At December 31, 2014 and 2013 investment consisted of $6,085 and $6,882 in LEA Technology a French Company to strengthen our sales channels in the French market, which the Company owns a 25% interest.

During December 31, 2014, the company contributed $815 to Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology, which the Company owns a 15% interest. During December 31, 2014 and 2013 the company wrote off $815 and $199,811 of the investment due to uncertainties about the future free cash flow that can be generated from the investment.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $16,708 and $24,687, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the years ended December 31, 2014 and 2013 was $7,979 and $4,463, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2015	$5,120
2016	5,120
2017	3,109
2018	2,615
2019	744
Thereafter	-
$16,708

NOTE 7 - GOODWILL

The following is a summary of goodwill:

December 31, 2014

Goodwill at beginning of period	$-
Acquisition of Provital Solutions A/S	8,547,540
Adjustment made to opening goodwill	836,053
Effect of currency translation	(923,081)
Goodwill at end of period	$8,460,512

Goodwill consists of:	December 31, 2014

Provital Solutions A/S	$8,460,512

Impairment -- During 2014, management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit. Based upon the results of this analysis, it was determined that the goodwill was not impaired. During December 2014, an adjustment was made to the goodwill acquired in the acquisition of goodwill for $775,788 in allowances established against acquired receivables and $196,255 in additional cost on record on long-term contacts net of $135,990 in taxes.

NOTE 8 - LINES OF CREDIT

Provital Solutions AS has a DKK 2,000,000 (approximately $327,000 at December 31, 2014) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. As of December 31, 2014, the interest on this line of credit was at 3.50%. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’ assets like receivables, inventory, equipment etc. There was $ 0 outstanding as of December 31, 2014. At December 31, 2014, there was approximately $327,000 available under this credit line. In general, lines of credit in Denmark are due on demand. We do not believe that any of our lines of credit will be called, but if they were called, we believe that we could refinance with other lenders in Denmark with similar terms.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $817,000 at December 31, 2014) with a bank, subject to certain base limitations. As of December 31, 2014, we had DKK 1,379,574 (approximately $225,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’ assets like receivables, inventory, equipment etc.

NOTE 9 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2014 are as follows:

Year ending December 31,	Lease Payments
2015	$727,621
2016	701,853
2017	467,408
2018	278,262
2019	-
Thereafter	-
Total Minimum Lease Payments	$2,175,144

Lease expense charged to operations was $747,558 and $776,659, for the year ended December 31, 2014, and 2013.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $10,737, $4,161, $2,694, $1,919, $680 and $612 expiring through February 2018. Included in property and equipment, at December 31, 2014 and December 31, 2013, the Company had recorded equipment on capital lease at $1,469,058 and $1,600,254, respectively, with related accumulated depreciation of $997,645 and $907,728, respectively.

During the years ended December 31, 2014 and 2013, depreciation expense for equipment on capital lease amounted to $212,443, and $216,323, respectively, and has been included in depreciation expense. During the years ended December 31, 2014 and 2013, interest expense on a capital lease obligation amounted to $43,595 and $50,146, respectively.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2015	$216,017
2016	209,609
2017	140,144
2018	27,329
2019	-
Thereafter	-
Total minimum lease payments	593,099
Less amount representing interest	(54,298)
Present value of minimum lease payments	538,801
Less Current Portion	(170,187)
$368,614

NOTE 10 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2014 and 2013, matching contributions were expensed and totaled $16,743 and $16,720, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Our 60% owner of LiqTech Italy has sued LiqTech International A/S for an amount of euro 750,000 due to dissatisfaction with the corporation between him as a 60% owner and CEO of LiqTech Italy and LiqTech International A/S as a 40% owner. We believe that the claim is without merit and we intend to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $817,000 at December 31, 2014) with a bank, subject to certain base limitations. As of December 31, 2014, we had DKK1,379,574 (approximately $225,000) in working guarantee against the line. At December 31, 2014, the Company had cash balance of $218,879 that are restricted to secure guarantees issued by the Company that are not part of the above line of credit.

NOTE 11 - INCOME TAXES

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2014 and December 31, 2013:

	2014	2013
Vacation accrual	$5,077	$4,161
Allowance for doubtful Accounts	13,955	13,955
Long term contracts	-	-
Reserve for obsolete inventory	90,605	86,027
Net current tax assets	$109,637	$104,143

Business tax credit carryover	25,709	20,184
Deferred compensation	171,615	202,309
Net operating loss carryover	4,001,198	2,367,568
Excess of book over tax depreciation	(583,735)	(726,712)
Valuation Allowance	(118,328)	-
Long term deferred tax asset	$3,496,459	$1,863,349

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

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which can difficult to determine and can only be estimated. Management estimates that it is more likely than not that the Company will generate adequate net profits to use the remaining deferred tax assets; however, management has estimated that $117,217 of the deferred tax at December 31, 2014, may not be realized and consequently, a valuation allowance of $118,328 was recorded. The change in the valuation for the years ended December 31, 2014 and 2013 was $118,328 and $0 respectively.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the nine months ended December 31, 2014 and 2013:

	2014	2013
Computed tax at expected statutory rate	$(2,313,668)	$(2,965,783)
State and local income taxes, net of federal benefits	(5,307)	(24,703)
Non-deductible expenses	12,711	818,965
Non-US income taxed at different rates	480,085	438,808
Danish Tax Credit	-	(23,905)
Effect of change in tax rates	-	80,638
Valuation Allowance	118,328	70,490
Other items	5,300	(6,071)
Income tax expense (benefit)	$(1,702,551)	$(1,611,561)

The components of income tax expense (benefit) from continuing operations for the nine months ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Current income tax expense:
Danish	$(336,868)	$(12,682)
Korean	600	-
Federal	-	-
State	570	(5,743)
Current tax (benefit)	$(336,698)	$(18,425)

Book in excess of tax depreciation	$(151,131)	$(65,157)
Deferred rent	-	-
Business tax credit carryover	(5,525)	5,195
Net operating loss carryover	(1,347,132)	(1,494,826)
Allowance for doubtful accounts	118,328	229,359
Deferred compensation	-	(202,309)
Accrued Vacation	(916)	(67)
Deferred Compensation	26,815	-
Reserve for obsolete inventory	(7,292)	(65,331)
Deferred tax expense (benefit)	$(1,366,853)	$(1,593,136)
Total tax expense (benefit)	$(1,702,551)	$(1,611,561)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2009 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2011 for U.S. federal and U.S. states tax returns.

 NOTE 12 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31
	2014	2013
Net Income (Loss) attributable to LiqTech International Inc.	$(3,066,068)	$(4,827,477)

Weighted average number of common shares used in basic earnings per share	32,398,941	24,989,262
Effect of dilutive securities, stock options and warrants	-	-

Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	32,398,941	24,989,262

For the year ended December 31, 2014, Parent had 1,960,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 7,025,575  warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the year ended December 31, 2013, Parent had 2,564,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 7,025,575  warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2014 and December 31, 2013, respectively, there were 39,404,782 and 27,212,500 common shares issued and outstanding.

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

Common Stock Issuance

On July 28, 2014, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 8,000,000 shares of common stock at a per share price of $1.50 and generated net proceeds of $10,736,278 million, net of offering costs of $1,263,722.

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

During 2014, the Company issued an additional 100,000 shares of restricted stock valued at $158,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 33,333 shares vested on December 31, 2014, 33,333 shares will vest on December 31, 2015 and 33,334 shares will vest on December 31, 2016. During 2013, the Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on December 31, 2013, 133,333 shares will vest on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of December 31, 2014 and 2013, the Company has recorded non-cash compensation expense of $479,333 and $426,667 relating to the awards.

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

Common Stock Purchase Warrants

A summary of the status of the Warrants outstanding at December 31, 2014 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	3,874,000	2.00	$1.50	3,874,000	$1.50
$1.65	400,000	4.58	$1.65	400,000	$1.65
$2.70	2,626,000	2.00	$2.70	2,626,000	$2.70
$4.06	125,575	2.19	$4.06	125,575	$4.06
Total	7,025,575	2.15	$2.00	7,025,575	$2.00

At December 31, 2014, the Company had no non-vested warrants. We have recorded non-cash compensation expense of $59,400 for the period ended December 31, 2014 related to the warrants issued.

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

On July 28, 2014, the Company issued to the Underwriter in our public offering, for a price of $50, a warrant to purchase 400,000 shares at an exercise price of $1.65 per share. The warrants are immediately exercisable and will remain exercisable for five years. The Company recorded the relative fair value of the warrants of $325,381 as stock offering costs.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At December 31, 2014, 1,960,130 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term (in years)	3
Volatility	69.44
Risk free interest rate	0.80%
Dividend yield	0%

The Company recognized stock based compensation expense (forfeitures) related to the options of $34,309 and $391,960 for the twelve months ended December 31, 2014 and 2013, respectively. At December 31, 2014 the Company had approximately $292,748 of unrecognized compensation cost related to non-vested options expected to be recognized through January 27, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2014 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	225,000	0.16	$1.50	225,000	$1.50
$1.57	100,000	2.79	$1.57	33,333	$1.57
$1.90	403,500	2.08	$1.90	134,500	$1.90
$2.70	75,000	0.16	$2.70	75,000	$2.70
$3.00 - 3.60	1,156,630	0.17	$3.05	1,156,630	$3.05
Total	1,960,130	0.70	$2.55	1,624,463	$2.69

A summary of the status of the options at December 31, 2014, and changes during the period is presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	2,564,130	$2.65	1.64	$283,125
Granted	600,000	1.85	2.19	-
Exercised	(47,500)	1.50	-	-
Forfeited	(1,156,500)	2.46	-	-
Expired	-	-	-	-
Outstanding at end of period	1,960,130	$2.55	0.70	$-
Vested and expected to vest	1,960,130	$2.55	0.70	$-
Exercisable end of period	1,624,463	$2.69	0.38	$-

At December 31, 2014, the Company had 335,667 non-vested options with a weighted average exercise price of $1.83 and with a weighted average grant date fair value of $0.79, resulting in unrecognized compensation expense of $292,748.36, which is expected to be expensed over a weighted-average period of 2.22 years.

The total intrinsic value of options at December 31, 2014 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2014 (for outstanding options), less the applicable exercise price.

 NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2014, our four largest customers accounted for approximately 10%, 5%, 4% and 3%, respectively, of our net sales (approximately 22% in total). For the year ended December 31, 2013, our four largest customers accounted for approximately 10%, 6%, 5% and 5%, respectively, of our net sales (approximately 26% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31
	2014	2013
United States and Canada	$3,152,919	$3,635,917
Australian	374,289	306,015
South America	16,845	46,187
Asia	2,004,409	1,859,163
Europe	9,012,730	6,978,886
	$14,561,192	$12,826,168

The Company’s sales by product line are as follows for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31
	2014	2013
Ceramic diesel particulate	$6,620,625	$6,932,558
Liquid filters	7,532,528	5,081,848
Kiln furniture	408,039	811,762
	$14,561,192	$12,826,168

Workers’ councils that have collective bargaining agreements represent approximately 52% of employees in Denmark. With the exception of said Denmark employees, no other employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that our relations with our employees are good.

 NOTE 15 – ACQUISITION

Acquisition -On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK 12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK 65,000,000 and EBITDA of DKK 6,500,000, or (ii) EBITDA of not less than DKK 10,000,000 and gross revenues of not less than DKK 50,000,000. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK 120,000,000 and EBITDA of DKK 12,000,000, or (ii) EBITDA of not less than DKK 16,000,000 and gross revenues of not less than DKK 80,000,000.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK 185,000,000 and EBITDA of DKK 18,500,000, or (ii) EBITDA of not less than DKK 26,000,000 and gross revenues of not less than DKK 130,000,000 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK 105,000,000 and EBITDA of not less than DKK 21,000,000.

Current fair value of the consideration transferred to acquire Provital Solutions AS:

Cash	$2,300,000
4,044,782 common shares at $1.5 a share	6,067,173
Current consideration transferred for the acquisition	$8,367,173

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. The Company believes that the acquisition of Provital Solutions AS facilitates the Company’s entry into the waters filtration systems industry market, diversifies its product revenue and enhances its strength in providing whole system offerings. These factors contributed to consideration transferred in excess of the fair value of Provital Solutions net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations.

The Company’s allocation of consideration transferred for Provital Solutions AS is as follows:

Estimated Fair Value
Cash	$425,316
Accounts receivable, net	856,566
Other receivables	1,279
Cost in excess of billings	592,747
Inventory	1,572,529
Prepaid expenses	3,794
Current deferred tax asset	154,682
Property and Equipment, net of accumulated depreciation	56,005
Deposits	12,084
Deferred tax asset long term	277,126
Goodwill	9,383,593
Total assets acquired	$13,335,721
Lines of credit payable	(1,794,301)
Accounts payable	(1,637,815)
Accrued expense	(1,082,482)
Billings in excess of cost	(322,391)
Notes payable	(131,559)
Total net assets acquired	$8,367,173

Goodwill

The $9,383,593 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s operations with Provital Solutions AS. This goodwill is deductible for income tax purposes.

NOTE 16 - SUBSEQUENT EVENT

The Company’s management reviewed material events through March 25, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment and those criteria, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Commission which requires the Company to provide only management’s report in this report.

Item 9B.  Other Information

 None

Item 10.   Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors, senior executive officers and other key employees.

Name	Age	Titles
Aldo Petersen	53	Chairman of the Board
Sune Mathiesen	40	Chief Executive Officer (Principal Executive Officer), Director
Soren Degn	45	Chief Financial Officer (Principal Financial and Accounting Officer)
Johnny Marcher	43	Chief Operating Officer
Paul Burgon	44	Director
Mark Vernon	62	Director
Michael S. Barish	74	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Aldo Petersen. Mr Petersen has been chairman of LiqTech International, Inc. since August 2011. He has been the Chief Executive Officer of APE Invest A/S, a private Danish investment company, since 1996. Until 2006, Mr Petersen was also the chief executive officer of EuroTrust (formerly known as Telepartner), a formerly NASDAQ-listed company that he founded in 1986. Prior to EuroTrust, he started and sold one of Denmark’s ﬁrst hedge funds, Dansk Fromue Invest. Mr Petersen was a major investor in Greentech, a renewable energy company that builds wind farms in Denmark, Germany, Poland and Italy. He is a private investor in wind farms in Germany and France, and was also a major investor in Football Club Copenhagen (listed on the Copenhagen Stock Exchange). Mr Petersen has a B.A. degree in Economics from Copenhagen Business School.

Sune Mathiesen. Mr. Mathiesen was appointed as Chief Executive Officer and a Director of LiqTech International in July 2014.  Previously, he served as CEO and Director of Masu A/S, a Danish Company, and as CEO and Director of Provital Solutions A/S since March 2012.  Mr. Mathiesen has also served as Country Manager of Broen Lab Group and Country Manager of GPA Flowsystem. Mr. Mathiesen has a solid background in executive management, sales and business turnarounds and has been working with technical products within the valves and fittings industry for the past 16 years.  He has a degree in commercial science from Via College in Randers, Denmark.

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

Paul Burgon. Mr. Burgon has been a director of LiqTech International, Inc. since September 5, 2011. Mr. Burgon is currently the Vice President of Business Development for Steel Partners, LLC, where he runs mergers and acquisitions for Steel Partners and its affiliates. From 2010 to 2012, Mr. Burgon was the interim Chief Financial Officer of SWK Holdings Corporation (OTCBB: SWKH) and was the Principal and CFO of NightWatch Capital Advisors, LLC from 2005 to 2012. Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation (NYSE: DHR) from 1998 to 2005, where he completed approximately 50 transactions with a value of almost $2 billion. Mr. Burgon led corporate development at Fluke Corporation from 1997 to 1998 and worked at Coopers and Lybrand’s Acquisition Advisory Group from 1994 to 1997. Mr. Burgon holds a B.S.B.A. degree (cum laude) in Finance and International Business and an International Executive M.B.A. degree from the McDonough School of Business at Georgetown University.

Mark Vernon. Mr. Vernon was appointed as a Director of LiqTech in February 2013. Mr. Vernon was Chief Executive Officer and an Executive Director of Spirax-Sarco Engineering plc, a British industrial flow control business, until his retirement in January 2014. He has had a long career in the industrial engineering industry, serving previously as Group Vice-president of Flowserve’s Flow Control Business Unit, Group Vice-president of Durco International and President of Valtek International, a global controls business. Mr. Vernon also currently serves as a Non-executive Director of Senior plc, a British aerospace and industrial engineering business.

Michael S. Barish. Mr. Barish was appointed to serve as Director effective as of May 19, 2014. Mr. Barish has over 40 years’ experience in the investment industry, having worked as a security analyst, portfolio manager, and investment advisor. Since 2009, Mr. Barish has actively pursued personal investments in both public and private companies. Furthermore, he has served on the Board of Directors of AeroGrow International Inc. and Zero E Technologies, LLC since 2010. Previously, he served on the Board of Directors of Guaranty National Insurance Company, a publicly held property and casualty company. Mr. Barish co-founded Lazarus Investment Partners LLLP in 2003, a private investment partnership for which he served as portfolio manager until July 2009. In 1973, Mr. Barish founded Cambiar Investors, an investment advisory firm for which he served as President and Chief Investment Officer until 2001. Mr. Barish was a member of the New York Society of Security Analysts and received the designation as Chartered Financial Analyst. He received his BBA in Accounting & Finance from the University of Michigan.

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

Mr. Barish’s experience in the investment industry, spanning over forty (40) years, includes successes as a security analyst, portfolio manager, investment advisor, public company board member, and founder of investment management firms. Mr. Barish is also a Chartered Financial Analyst. Given such experience and expertise, Mr. Barish provides the Board with a unique perspective on financial matters. Further, the Board has determined that he qualifies as an Audit Committee Financial Expert.

Mr. Mathiesen’s prior experience at leading businesses as the CEO and Chairman of companies in the technical products space distinguish him as an integral part of the Company’s management team. He is uniquely qualified to provide a perspective on matters involving the continued growth and development of the Company.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Independence

Our Board of Directors has determined that Messrs. Burgon, Vernon and Barish are independent as that term is defined in the listing standards of the NYSE. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other director, Mr. Petersen, is not considered independent under these rules because Mr. Petersen has influence as a significant stockholder. Mr. Mathiesen, is not considered independent under these rules because Mr. Mathiesen has influence as a significant stockholder and as the CEO of the Company. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an audit committee, a compensation committee, and a governance committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance Committee
Paul Burgon*	Mark Vernon *	Mark Vernon *
Mark Vernon	Paul Burgon	Paul Burgon
Michael Barish	Michael Barish	Michael Barish

* Chairman of the committee

Audit Committee

Our audit committee consists of Paul Burgon (Chair), Mark Vernon and Michael Barish each of whom is an independent director as defined in the NYSE rules and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Burgon is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is able to read and understand fundamental financial statements. We have implemented a written charter for our audit committee that provides that our audit committee is responsible for:

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

During the fiscal year ended December 31, 2014, the Audit Committee met four times.

Compensation Committee

Our compensation committee consists of Mark Vernon (Chair), Paul Burgon and Michael Barish, each of whom is an independent director as defined in the NYSE rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our compensation committee that provides that our compensation committee is responsible for:

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

During the fiscal year ended December 31, 2014, the Compensation Committee met five times.

Governance Committee

Our governance committee consists of Mark Vernon (Chair), Paul Burgon and Michael Barish. Mr. Vernon is an independent director as defined in the NYSE rules. We have implemented a written charter for our governance committee that provides that our governance committee is responsible for:

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

During the fiscal year ended December 31, 2014, the Governance Committee met three times.

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2014 and 2013 earned by or paid to our chief executive officer and our most highly compensated executive officers in 2014 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other		Total
Sune Mathiesen, Chief Executive Officer (3)
	2014	$266,951			$-	-	-	$11,123	(7)	$278,074

Finn Helmer, Former Chief Executive Officer (4)			-	-		-	-			-
	2014	114.770	-	-	-	-	-	10.678	(7)	125.448
	2013	104.000	-	-	682.200	-	-	9.615		795.815
	2012	-	-	-	-	-	-	-		-

Lasse Andreassen, Former Chief executive officer and board member (5)
	2014	116.981	-	-	-	-	-	8.192	(7)	125,173
	2013	217.332	-	-	-	-	-	21.367		238,699
	2012	212.048			118.167	-	-	21.205		351.420

Soren Degn, Chief Financial Officer (6)
	2014	229.813	-	-	-	-	-	18.331	(7)	248.144
	2013	219.739	-	-	-	-	-	18.162		237.902
	2012	180.241	-	-	70.900	-		18.024		269.165

Johnny Marcher, Chief Operating Officer (8)
	2014	121.885	-	-	-	-	-	5.125	(7)	127.011
	2013	147.067	-	-	-	-	-	5.912		152.978
	2012	106.574	-	-	-	-	-	1.424		107.998

(1)

Total salaries for Messrs. Andreassen, Marcher and Degn for 2012 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6591, as of December 31, 2012.  Total salaries for Messrs. Helmer, Andreassen, Marcher and Degn for 2013 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6160, as of December 31, 2013. Total salaries for Messrs. Mathiesen, Helmer, Andreassen, Marcher and Degn for 2014 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6190, as of December 31, 2014. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2012, December 31, 2013 or December 31, 2014, or at any other rate.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2013 and 2012, computed in accordance with FASB ASC Topic 718. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options. On April 1, 2013, Mr. Helmer was granted stock options to purchase 600,000 shares of common stock, respectively, at $2.35 per share. The vesting schedule of such options is as follows: 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $3.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $4.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $5.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $6.00. All of these options will expire on March 31, 2017. By his termination from the company in 2014, all options forfeited. On March, 2012, Messrs. Andreassen and Degn were granted stock options to purchase 97,332 and 58,399 shares of common stock, respectively, at $3.28 per share. The vesting schedule of such options is as follows: one-third of the options vested immediately, one third of such options vest on March 23, 2013 and one third of such options vest on March 23, 2014. All of these options will expire on March 22, 2015.

(3)	Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary and company car of approximately $245,042.

(4)

Mr. Helmer became our Chief Executive Officer in April 2013. Pursuant to his employment agreement, Mr. Helmer is entitled to an annual base salary and company car of approximately $143,162. As part of this employment contract Mr. Helmer was on April 1, 2013, granted stock options to purchase 600,000 shares of common stock, respectively, at $2.35 per share. The vesting schedule of such options is as follows: 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $3.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $4.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $5.00, 150,000 options vest as soon as the stock price in 10 following trading days exceeds a closing price at $6.00. All of these options will expire on March 31, 2017. By his termination from the company in 2014, all options forfeited.

(5)	Mr. Andreassen was entitled to an annual base salary of DKK 1,200,000.

(6)	Mr. Degn became our Chief Financial Officer in August 2011. Pursuant to his employment agreement, Mr. Degn is entitled to an annual base salary of approximately $186,232.

(7)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Matiesen’s received $11,123 of contributions from the Company to his individual retirement account in 2014. Pursuant to Mr. Andreassen’s employment agreement, Mr. Andreassen received $8,192, $21,367 and $21,205 of contributions from the Company to his individual retirement account in 2014, 2013 and 2012, respectively. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $18,331, $18,162 and $18,024 of contributions from the Company to his individual retirement account in 2014, 2013 and 2012. Pursuant to Mr. Helmer’s employment agreement, Mr. Helmer received $10,678 and $9,615 of contributions from the Company to his individual retirement account in 2014 and 2013. Pursuant to Mr. Marcher’s employment agreement, Mr. Marcher received $5,125, $5,912 and $1,424 of contributions from the Company to his individual retirement account in 2014, 2013 and 2012, respectively.

(8)

Mr. Marcher became Chief Operating Officer of LiqTech International, Inc. and LiqTech International A/S in November 2013. Pursuant to his employment agreement, Mr. Marcher is entitled to an annual base salary of approximately $122,000.

Employment Arrangements

During the year ended December 31, 2014, we had employment agreements with Messrs. Mathiesen, Helmer, Andreassen, Marcher and Degn.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company. Mr. Mathiesen was also engaged to serve as a Director of LiqTech Int. DK pursuant to a Director Contract, dated July 15, 2014, by and between Mr. Mathiesen and LiqTech Int. DK (the “Mathiesen Agreement”). Pursuant to the terms of the Mathiesen Agreement, in consideration for his services, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000 (or approximately $245,042 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). Further, he shall receive a yearly bonus of 5% of the average gross profit for LiqTech Int. DK and Provital Solutions A/S (“Provital”) for any sales (revenue) ≥130,000,000 DKK per year (the gross margin is fixed at 40% without depreciations). For example, the calculation will be as follows, if the revenue for LiqTech Int. DK and Provital should be DKK 200,000,000 in a year and the gross profit DKK 80,000,000 (40%) the bonus would be the following: 80,000,000 minus 130,000,000 * 0.4 = 52,000,000 DKK = 28,000,000 * 0.05 = DKK 1,400,000. Mr. Mathiesen is entitled to five weeks’ vacation, home internet service, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Mathiesen Agreement upon not less than twelve months’ notice and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months’ notice to the end of the month. The Mathiesen Agreement is irredeemable from both parties until December 31, 2016. The full details of the Mathiesen Agreement are set forth and incorporated by reference under Exhibit No. 10.24 to this Annual Report on Form 10-K.

Helmer Agreement

On April 1, 2013 the Company’s Board of Directors appointed Mr. Finn Helmer to serve as Chief Executive Officer. Mr. Helmer was also engaged to serve as a Director of LiqTech Int. DK and as a Director of LiqTech Delaware pursuant to a Director Contract, dated March 27, 2013, by and between Mr. Helmer and LiqTech Int. DK (the “Helmer Agreement”). Pursuant to the terms of the Helmer Agreement, Mr. Helmer was entitled to receive in consideration for his services an annual base salary initially set at DKK 720,000 and an annual bonus of up to DKK 250,000 if the Company’s yearly growth of both revenue and EBITDA exceeded 35% measured by comparing the financial performance of the Company reflected in the Company’s Annual Reports on Form 10-K year to year. In addition, Mr. Helmer was entitled to 600,000 stock options of Company common stock at a price of $2.35 per share, which would vest as follows: (a) 150,000 stock options vested April 24, 2013, (b) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $4.00, (c) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $5.00 and (d) 150,000 additional stock options vest as soon as the stock price in 10 preceding trading days exceeds a closing price of $6.00. All stock options forfeit automatically on March 27, 2017. The Helmer Agreement described in this paragraph above was terminated on July 28, 2014. The full details of the Helmer Agreement are set forth and incorporated by reference under Exhibit No. 10.21 to this Annual Report on Form 10-K.

Andreassen Agreement

Mr. Andreassen, a former Chief Executive Officer and Director of the Company, had a previous employment agreement that was terminated in October 2011. Under that agreement, Mr. Andreassen’s annual compensation included an annual base salary of approximately DKK 1,000,000 (or approximately $176,706 based on the currency exchange rate of $1.00 = DKK 5.6591 as of December 31, 2012) plus an annual bonus in an amount equal to 10% of our annual net profit. In addition, upon termination of his employment (i) by us for any reason, other than for Cause, he was entitled to a severance payment equal to 24 months of his salary; and (ii) by him voluntarily, he was required to provide us with 12 months prior notice.

Effective upon the closing of the Merger, we entered into a new employment agreement with Mr. Andreassen for his continued employment as our Chief Executive Officer (the “Andreassen Agreement”). Under the Andreassen Agreement, Mr. Andreassen earned (i) through January 2013, a base annual salary of approximately DKK 1,200,000 (or approximately $212,048 based on the currency exchange rate of $1 = DKK 5.5691 as of December 31, 2012); (ii) was entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.25 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) was entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) was entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, was entitled to a severance payment equal to 36 months of his salary; and (vi) provide us with 24 months prior notice upon his voluntary termination of employment.

On March 25, 2013, we entered into an Amendment Agreement to the Andreassen Agreement pursuant to which, effective March 31, 2013, Mr. Andreassen no longer served as Chief Executive Officer of the Company, however he instead served as Chief Operating Officer of LiqTech Int. DK.  Mr. Andreassen terminated the Andreassen Agreement on April 17, 2013 with a 3 months’ notice and we paid him 12 months’ salary from July 17, 2013, with the last payment being processed on July 17, 2014. The full details of the Andreassen Agreement are set forth and incorporated by reference under Exhibit No. 10.20 to this Annual Report on Form 10-K.

Degn Agreement

Effective upon the closing of the Merger, we entered into an employment agreement with Soren Degn for his employment as our Finance Director/CFO (the “Degn Agreement”). Under the Degn Agreement, Mr. Degn will (i) through January 2015, earn a base annual salary of approximately DKK 1,140,000 (or approximately $186,231 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014); (ii) be entitled to an annual bonus of three year options exercisable for the number of shares of our common stock determined by multiplying earnings before interest expense and taxes (EBIT) by a factor of 0.15 and dividing the resulting product by the average price per share of our common stock during the 10 days before the publication of our results of operations for the last completed fiscal year; (iii) be entitled to monthly contributions from us into his retirement plan of an amount equal to 10% of his monthly salary; (iv) be entitled to participate in all of our employee benefit programs available to management executives, including health and long-term disability insurance; (v) upon termination by us for any reason other than for “Cause,” as defined in his employment agreement, be entitled to a severance payment equal to 24 months of his salary; and (vi) provide us with 12 months prior notice upon his voluntary termination of employment. The full details of the Degn Agreement are set forth and incorporated by reference under Exhibit No. 10.5 to this Annual Report on Form 10-K.

Marcher Appointment

On November 1, 2013, Johnny Marcher was appointed to serve as Chief Operating Officer of LiqTech International, Inc. and LiqTech Int. DK. Mr. Marcher was also engaged to serve as a Director of LiqTech Int. DK and as a Director of LiqTech Delaware pursuant to an amendment to his previous contract, by and between Mr. Marcher and LiqTech Int. DK. In consideration for such services, Mr. Marcher receives an annual base salary initially set at DKK 720,000 (or approximately $117,620 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). In addition, Mr. Marcher is entitled to five weeks’ vacation, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate Mr. Marcher upon not less than 12 months’ notice and Mr. Marcher may terminate the Director Contract with 12 months’ notice to the end of the month.

Petersen Agreement

Effective January 1, 2014, LiqTech International, Inc. and Aldo Petersen entered into a Services Agreement (the “Petersen Agreement”) whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000 (or approximately $201,751 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014), payable as follows:  (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014).  Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services. We shall, at our sole cost and expense, provide Mr. Peterson with a laptop computer and a mobile telephone, including communication costs.  Such items shall be utilized by Mr. Peterson in furtherance of Mr. Peterson’s duties and obligations under the Petersen Agreement. The Petersen Agreement shall continue for an initial period of one (1) year and thereafter, shall be renewed automatically for subsequent one (1) year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Petersen Agreement. We may terminate the Petersen Agreement at any time by providing twelve (12) months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice. The full details of the Petersen Agreement are set forth and incorporated by reference under Exhibit No. 10.23 to this Annual Report on Form 10-K.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of March 25, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (1)	Number of Securities Underlying Unexercised Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	—	—	—	$—	—	—	—	—	—

Soren Degn, CFO	—	—	—	$—	—	—	—	—	—

Johnny Marcher, COO	—	—	—	$—	—	—	—	—	—

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

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2014. Except as set forth in the table, during 2013, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation (3)	Total
Paul Burgon	30,000	—	—	—	—	—	$30,000
Mark Vernon	20,000	—	—	—	—	—	$20,000
Mike Barish	20,000	—	—	—	—	158,000	$178,000

(1)	Our independent directors are entitled to cash compensation of $20,000 per year and the chairman of our audit committee is entitled to $30,000 per year.

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

(3)	The Company issued 100,000 shares of restricted stock valued at $158,000 for services provided and to be provided by Mike Barish.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2015, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our chief financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Sune Mathiesen(4)	4,044,782	10.13%
Mike Barish(5)	1,728,336	4.3
Aldo Petersen(6)	3,288,541	8.3
Soren Degn(7)	168,000	*
Mark Vernon	141,455	*
Donald S. Debelak	204,745	*
Paul Burgon	131,295	*
All executive officers and directors as a group (7 persons)(8)	9,707,154	24.3%
5% Shareholders:
Laksya Ventures, Inc.(9)	3,199,792	7.7%
SmallCap Danmark A/S (10)	2,571,150	6.45%
Clear Harbor Asset Management, LLC	2,120,020	5.4%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 19, 2015. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 39,404,782 shares issued and outstanding as of March 25, 2015.

(4)

Shares are owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S. One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately $10,618,486 (at December 31, 2014)  and EBITDA of DKK6,500,000, that is, approximately $1,061849 (at December 31, 2014) or (ii) EBITDA of not less than DKK10,000,000, that is, approximately USD$1,633,613 (at December 31, 2014) and gross revenues of not less than DKK50,000,000, that is, approximately USD$8,168,066 (at December 31, 2014). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$19,603,358 (at December 31, 2014) and EBITDA of DKK12,000,000, that is, approximately USD$1,960,335 (at December 31, 2014) or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,613,781 (at December 31, 2014) and gross revenues of not less than DKK80,000,000, that is, approximately USD$13,068,906 (at December 31, 2014).

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

(5)	Included 398,000 shares underlie a 5-year warrant immediately exercisable at an exercise price of $2.70 per share with expiration date December 31, 2016.

(6)

Includes (i) 3,288,541 shares owned by APE Invest A/S, a Danish entity controlled by Mr. Petersen, of which 100,000 shares underlie a 5-year warrant immediately exercisable at an exercise price of $2.70 per share with expiration date December 31, 2016.

(7)

Includes 118,000 shares and 50,000 shares owned by LD Consulting ApS (former SHD Invest ApS) and LHD Invest ApS, respectively, each of which is a Danish entity. The voting and disposition of the shares owned by LD Consulting ApS and LHD Invest ApS are controlled by Mr. Degn.

(8)	Includes five-year warrants immediately exercisable for an aggregate of 498,000 shares at an exercise price of $2.70 per share.

(9)

Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share with expiration date December 31, 2016. The voting and disposition of the shares owned by Laksya Ventures is controlled by Neil Persh.

(10)	Includes 375,000 warrants immediately exercisable for at an exercise price of $2.70 per share.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During October and December of 2014, an officer of LiqTech NA provided $25,000 and $35,000 in non interest bearing advances to the Company totaling $60,000. The advances were repaid in January 2015.

Effective January 1, 2014, LiqTech International, Inc. and Mr. Petersen entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000, payable as follows:  (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014).  Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services. We shall, at our sole cost and expense, provide Mr. Petersen with a laptop computer and a mobile telephone, including communication costs. Mr. Petersen shall utilize such items in furtherance of Mr. Petersen’s duties and obligations under the Services Agreement. The Services Agreement shall continue for an initial period of one (1) year and thereafter, shall be renewed automatically for subsequent one (1) year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Services Agreement.  We may terminate the Services Agreement at any time by providing twelve (12) months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice. The agreement is ongoing as of the date of filing.

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

Item 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2014 and 2013 and for the review of our quarterly financial statements during 2013 was $163,062 and $132,684. Our auditors did not provide any tax compliance or planning services. During 2014, our auditor did provide $20,080 in audit related services for the Company’s S3 offering, Our auditors did not provide any other services than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2014.

Item 15.    Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2014 and December 31, 2013 is included in this Annual Report on Form 10-K:

a.         Valuation and Qualifying Accounts for the years ended December 31, 2014 and December 31, 2013.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2014
Allowance for inventory obsolescence	$260,897	$203,996	$(15,795)	$449,098
Allowance for doubtful accounts	608,356	216,919	829,015	1,654,290
Totals	$869,253	$420,915	$813,220	$2,103,388

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2013
Allowance for inventory obsolescence	$72,566	$186,542	$1,789	$260,897
Allowance for doubtful accounts	1,243,500	72,548	(707,692)	608,356
Totals	$1,316,066	$259,090	$(705,903)	$869,253

(1) Includes write-offs, the impact of foreign currency exchange rates and the effect of the acquisition of Provital Solutions A/S.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Conract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013

10.22	Director Agreement, dated November 1, 2013, by and between LiqTech International A/S and Mr. Marcher	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.23	Services Agreement, dated effective January 1, 2014, by and between LiqTech International, Inc. and Aldo Petersen	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.24	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.25	Securities Purchase Agreement, dated July 15, 2014 by and among LiqTech International A/S, a Danish company, Provital Solutions A/S, a Danish company and Masu A/S, a Danish company	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 16, 2014

10.26	Form of Purchase Agreement (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.27	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

21	List of Subsidiaries	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished, not filed herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 25, 2015
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen		March 25, 2015
Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director

/s/ Aldo Petersen		March 25, 2015
Aldo Petersen	Chairman of the Board of Directors

/s/ Soren Degn		March 25, 2015
Soren Degn	Chief Financial Officer, Principal Financial and Accounting Officer

/s/ Paul Burgon		March 25, 2015
Paul Burgon	Director

/s/ Mike Barish		March 25, 2015
Mike Barish	Director

/s/ Mark Vernon		March 25, 2015
Mark Vernon	Director