Form 10-Q
period 2015-03-31
LIQTECH INTERNATIONAL INC
filed 2015-05-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 12, 2015, was 39,404,782 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	UNAUDITED
Current Assets:
Cash	$3,079,788	$5,853,752
Restricted cash balances	193,662	218,879
Accounts receivable, net	1,841,277	1,992,206
Other receivables	167,206	344,331
Cost in excess of billing	742,757	1,172,658
Inventories	4,763,769	4,914,866
Prepaid expenses	110,832	55,990
Current deferred tax asset	71,340	109,637

Total Current Assets	10,970,631	14,662,319

Property and Equipment, net accumulated depreciation	4,027,685	4,524,386

Other Assets:
Other investments	5,365	6,085
Long term deferred tax asset	3,696,780	3,496,459
Goodwill	7,459,659	8,460,512
Other intangible assets	13,603	16,708
Deposits	229,116	259,070

Total Other Assets	11,404,523	12,238,834

Total Assets	$26,402,839	$31,425,539

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	UNAUDITED
Current Liabilities:
Current portion of capital lease obligations	$147,710	$170,187
Accounts payable	1,430,807	2,336,942
Accrued expenses	1,029,412	1,439,735
Accrued income taxes payable	-	570
Deferred revenue / customers deposits	71,727	144,476

Total Current Liabilities	2,679,656	4,091,910

Long-term capital lease obligations, less current portion	272,873	368,614

Total Long-Term Liabilities	272,873	368,614

Total Liabilities	2,952,529	4,460,524

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,404,782 and 39,404,782 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	39,405	39,405
Additional paid-in capital	35,632,410	35,632,410
Accumulated deficit	(6,554,264)	(5,382,852)
Deferred compensation	(431,826)	(504,748)
Other comprehensive income, net	(5,215,177)	(2,835,917)
Non-controlled interest in subsidiaries	(20,238)	16,717

Total Stockholders' Equity	23,450,310	26,965,015

Total Liabilities and Stockholders' Equity	$26,402,839	$31,425,539

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2015	2014
Net Sales	$2,104,501	$3,197,502
Cost of Goods Sold	2,151,467	2,642,374

Gross Profit	(46,966)	555,128

Operating Expenses:
Selling expenses	692,723	669,547
General and administrative expenses	816,067	672,657
Non-cash compensation expenses	72,922	220,418
Research and development expenses	162,473	100,586

Total Operating Expense	1,744,185	1,663,208

Loss from Operations	(1,791,151)	(1,108,080)

Other Income (Expense)
Interest and other income	243	3,195
Interest expense	(15,186)	(11,521)
Gain (loss) on investments	7,366	(2,119)
Gain on currency transactions	233,191	2,787

Total Other Income (Expense)	225,614	(7,658)

Loss Before Income Taxes	(1,565,537)	(1,115,738)

Income Tax Benefit	(391,529)	(358,442)

Net Loss	(1,174,008)	(757,296)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	(2,596)	(1,861)

Net Loss Attributable To LiqTech	$(1,171,412)	$(755,435)

Basic Loss Per Share	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding	39,404,782	27,212,500

Diluted Loss Per Share	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding Assuming Dilution	39,404,782	27,212,500

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2015	2014

Net Loss	(1,174,008)	(757,296)

Currency Translation, Net of Taxes	(2,379,260)	(8,197)

Other Comprehensive Loss	$(3,553,268)	$(765,493)

Comprehensive Loss Attributable To Non-controlling Interest in Subsidiaries	(2,394)	(9)

Comprehensive Loss Attributable To LiqTech International Inc.	$(3,550,874)	$(765,484)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Period
	Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(1,174,008)	$(757,296)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	349,377	461,748
Non-cash compensation	72,922	220,418
Bad debt expense	12,909	-
Change in deferred tax asset / liability	(162,024)	(358,475)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	315,145	533,859
(Increase) decrease in inventory	151,097	(496,442)
(Increase) decrease in prepaid expenses/deposits	(24,887)	(124,714)
Increase (decrease) in accounts payable	(906,135)	57,408
Increase (decrease) in accrued expenses	(483,642)	(457,022)
Increase (decrease) long-term contracts	429,901	(11,927)

Total Adjustments	(245,337)	(175,147)

Net Cash Used by Operating Activities	(1,419,345)	(932,443)

Cash Flows from Investing Activities:
Purchase of property and equipment	(92,075)	(141,680)

Net Cash Used by Investing Activities	(92,075)	(141,680)

Cash Flows from Financing Activities:
Restricted Cash	25,216	-
Net payments on capital lease obligation	(118,218)	(55,465)

Net Cash Used by Financing Activities	(93,002)	(55,465)

Loss on Currency Translation	(1,169,542)	(25,572)

Net Decrease in Cash and Cash Equivalents	(2,773,964)	(1,155,160)

Cash and Cash Equivalents at Beginning of Period	5,853,752	4,884,275

Cash and Cash Equivalents at End of Period	$3,079,788	$3,729,115

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15,186	$11,521
Income Taxes	-	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Compensation upon vesting of stock options granted to employees and the board of directors	$33,089	$54,352
Compensation for vesting of restricted stock awards issued to the board of directors	39,833	106,666
Value of warrants issued for services	-	59,400
Total	$72,922	$220,418

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

LiqTech Asia (“LiqTech Asia”) a 60% owned subsidiary of LiqTech Int. DK, incorporated in South Korea on July 20, 2006, is currently a dormant subsidiary. LiqTech Asia was liquidated in March 2015.

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

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and Provital Solutions AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended March 31, 2015 and 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at March 31, 2015 and December 31, 2014. At March 31, 2015, the Company had cash balances of $193,662 that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Allowance for doubtful accounts at the beginning of the period	$1,654,290	$608,356
Bad debt expense	12,909	216,919
Amount of receivables written off	(177,885)	(42,117)
Acquired subsidiary	-	951,354
Effect of currency translation	(166,809)	(80,222)
Allowance for doubtful accounts at the end of the period	$1,322,505	$1,654,290

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $15,465 and $3,462, for the three months ended March 31, 2015 and 2014, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the three months ended March 31, 2015 and 2014 were $162,473, and $100,586, respectively, of research and development costs.

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

Stock Options -- The Companies have granted stock options to certain key employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $33,089 and $54,352 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 for the three months ended March 31, 2015 and 2014, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During March of 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances have been included in accounts payable at March 31, and were repaid in May 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Furnace parts and supplies	$402,915	$507,849
Raw materials	1,393,152	1,501,050
Work in process	1,680,604	1,326,840
Finished goods and filtration systems	1,718,663	2,028,225
Reserve for obsolescence	(431,565)	(449,098)
Net Inventory	$4,763,769	$4,914,866

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	Useful Life	2015	2014
Production equipment	3 - 10	$10,159,007	$10,792,494
Lab equipment	3 - 10	141,449	160,427
Computer equipment	3 - 5	266,632	288,351
Vehicles	3	35,254	93,477
Furniture and fixture	5	135,331	180,138
Leasehold improvements	10	952,006	1,052,923
		11,689,679	12,567,810
Less Accumulated Depreciation		(7,661,994)	(8,043,424)
Net Property and Equipment		$4,027,685	$4,524,386

Depreciation expense amounted to $346,272 and $460,291, for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of March 31, 2015	Level 1	Level 2	Level 3

Investments	-	-	5,365

Total	-	-	5,365

As of December 31, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,085

Total	-	-	6,085

At March 31, 2015 and December 31, 2014, our total investments of $5,365 and $6,085 consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market, respectively.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2015 and December 31, 2014, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $13,603 and $16,708, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the period ended March 31, 2015 and 2014 was $3,105 and $1,457, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2015	$3,386
2016	4,515
2017	2,741
2018	2,306
2019	655
Thereafter	-
$13,603

NOTE 7 - GOODWILL

The following is a summary of goodwill:

March 31, 2015

Goodwill at beginning of period	$8,460,512
Acquisition of Provital Solutions A/S	-
Adjustment made to opening goodwill	-
Effect of currency translation	(1,000,853)
Goodwill at end of period	$7,459,659

Goodwill consists of:	March 31, 2015

Provital Solutions A/S	$7,459,659

Impairment -- During December, 2014, management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit. Based upon the results of this analysis, it was determined that the goodwill was not impaired. During December 2014, an adjustment was made to the goodwill acquired in the acquisition of Provital Solutions AS for $775,788 in allowances established against acquired receivables and $196,255 in additional cost on record on long-term contacts net of $135,990 in taxes.

NOTE 8 - LINES OF CREDIT

Provital Solutions AS has a DKK 2,000,000 (approximately $290,000 at March 31, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. As of March 31, 2015, the interest on this line of credit was at 3.50%. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’ assets like receivables, inventory, equipment etc. There was $0 outstanding as of March 31, 2015. At March 31, 2015, there was approximately $290,000 available under this credit line. In general, lines of credit in Denmark are due on demand.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $720,000 at March 31, 2015) with a bank, subject to certain base limitations. As March 31, 2015, we had DKK 473,100 (approximately $68,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital Solutions AS’ assets like receivables, inventory, equipment etc.

NOTE 9 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2015 are as follows:

Year ending December	Operating Lease Payments
2015	$499,050
2016	643,157
2017	416,184
2018	245,345
2019	-
Thereafter	-
Total Minimum Lease Payments	$1,803,736

Lease expense charged to operations was $189,404 and $173,755 for the three months ended March 31, 2015 and 2014, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,467, $3,669, $600 and $540 expiring through July 2018. Included in property and equipment, at March 31, 2015 and December 31, 2014, the Company had recorded equipment on capital lease at $1,280,870 and $1,599,633, respectively, with related accumulated depreciation of $917,033 and $963,467, respectively.

During the three months ended March 31, 2015 and 2014, depreciation expense for equipment on capital lease amounted to $39,659, and $55,742, respectively, and has been included in depreciation expense. During the three months ended March 31, 2015 and 2014, interest expense on a capital lease obligation amounted to $8,031 and $10,936, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Capital Lease Payments
2015	$128,481
2016	184,813
2017	123,565
2018	24,096
2019	-
Thereafter	-
Total minimum lease payments	460,955
Less amount representing interest	(40,372)
Present value of minimum lease payments	420,583
Less current portion	(147,710)
Long-term lease payments	$272,873

NOTE 10 – AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2015 and 2014, matching contributions were expensed and totaled $3,934 and $3,692, respectively.

In connection with some orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $720,000 at March 31, 2015) with a bank, subject to certain base limitations. As of March 31, 2015, we had DKK 473,100 (approximately $68,000) in working guarantee against the line.

 NOTE 11 – INCOME TAXES

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2015 and December 31, 2014:

	2015	2014
Vacation accrual	$5,077	$5,077
Allowance for doubtful accounts	13,955	13,955
Long term contracts	-	-
Reserve for obsolete inventory	52,308	90,605
Net current tax assets	$71,340	$109,637

Business tax credit carryover	25,709	25,709
Deferred compensation	171,615	171,615
Net operating loss carryover	4,207,651	4,001,198
Excess of book over tax depreciation	(588,042)	(583,735)
Valuation Allowance	(120,153)	(118,328)
Long term deferred tax asset	$3,696,780	$3,496,459

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the three months ended March 31, 2015 and 2014:

	2015	2014
Computed tax at expected statutory rate	$(531,400)	$(378,718)
State and local income taxes, net of federal benefits	-	(24,703)
Non-deductible expenses	24,793	18,480
Non-US income taxed at different rates	95,750	26,499
Valuation Allowance	19,328	-
Income tax expense (benefit)	$(391,529)	$(358,442)

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2015 and 2014 consisted of the following:

	2015	2014
Current income tax expense:
Danish	$-	$-
Korean	-	-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Business tax credit carryover	-	-
Net operating loss carryover	(410,856)	(487,269)
Allowance for doubtful accounts	19,327	-
Accrued Vacation	-	-
Deferred Compensation	-	108,801
Reserve for obsolete inventory	-	20,026
Deferred tax expense (benefit)	$(391,529)	$(358,442)
Total tax expense (benefit)	$(391,529)	$(358,442)

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

NOTE 12 – EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2015 and 2014:

	For the three Months Ended March 31
	2015	2014
Loss attributable to LiqTech International Inc.	$(1,171,412)	$(755,435)
Weighted average number of common shares used in basic earnings per share	39,404,782	27,212,500
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potentially dilutive securities	39,404,782	27,212,500

For the three months ended March 31, 2015, Parent had 503,500 options outstanding to purchase common stock of the Parent at $1.57 to $1.90 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three months ended March 31, 2014, Parent had 3,064,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock  --  Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2015 and December 31, 2014, respectively, there were 39,404,782 and 39,404,782 common shares issued and outstanding.

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

Preferred Stock - Our Board of Directors has the authority to issue Parent preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of Parent preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

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

During 2014, the Company issued an additional 100,000 shares of restricted stock valued at $158,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 33,333 shares vested on December 31, 2014, 33,333 shares will vest on December 31, 2015 and 33,334 shares will vest on December 31, 2016. During 2013, the Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognized the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on December 31, 2013, 133,333 shares vested on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of December 31, 2014 and 2013, the Company has recorded non-cash compensation expense of $479,333 and $426,667 relating to the awards.

On October 9, 2013 we announced that the warrant and option exercise raised $4,051,000 with holders exercising 2,701,000 warrants and stock options which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of LiqTech, 25,000 stock options by Lasse Andreassen, founder and former board member of LiqTech and 50,000 stock options by Soren Degn, CFO of LiqTech.

Common Stock Purchase Warrants

A summary of the status of the Warrants outstanding at March 31, 2015 is presented below:

	Warrants Outstanding			Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	3,874,000	1.76	$1.50	3,874,000	$1.50
$1.65	400,000	4.33	$1.65	400,000	$1.65
$2.70	2,626,000	1.76	$2.70	2,626,000	$2.70
$4.06	125,575	1.94	$4.06	125,575	$4.06
Total	7,025,575	1.90	$2.00	7,025,575	$2.00

At March 31, 2015, the Company had no non-vested warrants. We have recorded non-cash compensation expense of $0 for the period ended March 31, 2015 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, and directors of the Companies. At March 31, 2015, 503,500 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense (forfeitures) related to the options of $33,089 and $54,352 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 the Company had approximately $259,660 of unrecognized compensation cost related to non-vested options expected to be recognized through October 14, 2017.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2015 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.57	100,000	2.54	$1.57	33,333	$1.57
$1.90	403,500	1.83	$1.90	269,000	$1.90
Total	503,500	1.97	$1.83	302,333	$1.86

A summary of the status of the options at March 31, 2015, and changes during the period is presented below:

	March 31, 2015
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,960,130	$2.55	0.70	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	1,456,630	2.79	-	-
Outstanding at end of period	503,500	$1.83	1.97	$-
Vested and expected to vest	503,500	$1.83	1.97	$-
Exercisable end of period	302,333	$1.86	1.91	$-

At March 31, 2015, the Company had 201,167 non-vested options with a weighted average exercise price of $1.79 and with a weighted average grant date fair value of $0.78, resulting in unrecognized compensation expense of $156,374, which is expected to be expensed over a weighted-average period of 2.06 years.

The total intrinsic value of options at March 31, 2015 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2015 (for outstanding options), less the applicable exercise price.

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had no customers that accounted for more than 10% of total sales at March 31, 2015 and 2014.

The Company sells products throughout the world; sales by geographical region are as follows for the three and three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31
	2015	2014
United States and Canada	$590,039	$1,006,205
Australia	107,192	55,952
South America	-	16,832
Asia	32,595	306,621
Europe	1,374,675	1,811,892
	$2,104,501	$3,197,502

The Company’s sales by product line are as follows for the three and three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31
	2015	2014
Ceramic diesel particulate	$960,086	$1,563,827
Liquid filters	963,210	1,541,094
Kiln furniture	181,205	92,581
	$2,104,501	$3,197,502

NOTE 15 – COMMITTMENTS

Contingent Shares In Connection With Acquisition - On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK 12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares was subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK 65,000,000 and EBITDA of DKK 6,500,000, or (ii) EBITDA of not less than DKK 10,000,000 and gross revenues of not less than DKK 50,000,000. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK 120,000,000 and EBITDA of DKK 12,000,000, or (ii) EBITDA of not less than DKK 16,000,000 and gross revenues of not less than DKK 80,000,000.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 12, 2015 and there were no subsequent events.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 25, 2015, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares was subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately USD$10,988,639 and EBITDA of DKK6,500,000, that is, approximately USD$1,098,864 or (ii) EBITDA of not less than DKK10,000,000, that is, approximately USD$1,690,560 and gross revenues of not less than DKK50,000,000, that is, approximately USD$8,452,800. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$20,286,719 and EBITDA of DKK12,000,000, that is, approximately USD$2,028,672 or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,704,896 and gross revenues of not less than DKK80,000,000, that is, approximately USD$13,524,479.

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

● Continue to Strengthen Position in DPF Market. We believe that we have a strong position in the retrofit market for diesel particulate filter systems. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market with new products relating to diesel particulate filter systems.

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

Recent Developments

2014 Underwritten Public Offering

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

2014 Acquisition of Provital

On July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares was subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately $10,618,486 (at December 31, 2014) and EBITDA of DKK6,500,000 that is, approximately $1,061849 (at December 31, 2014) or (ii) EBITDA of not less than DKK10,000,000 (at December 31, 2014), that is, approximately $1,633,613 and gross revenues of not less than DKK50,000,000 , that is, approximately $8,168,066 (at December 31, 2014). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately $19,603,358 (at December 31, 2014) and EBITDA of DKK12,000,000, that is, approximately $1,960,335 (at December 31, 2014) or (ii) EBITDA of not less than DKK16,000,000, that is, approximately $2,613,781 (at December 31, 2014) and gross revenues of not less than DKK80,000,000, that is, approximately $13,068,906 (at December 31, 2014).

Recent Contract Wins

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

In addition, we announced that the Company received a USD $350,000 SiC membrane system order from Yara Marine Technologies to be delivered in 2015. The product solution is based on LiqTech know-how acquired in the on-shore power industry for the treatment of wet scrubber wastewater containing heavy metals. New marine regulations related to reducing sulphur oxide missions became effective January 2015. In order to comply with these new regulations, ship owners have to either burn a more expensive low sulphur fuel oil or to clean the exhaust from heavy fuel oil combustion engines. Yara Marine Technologies (previously Green Tech Marine) has many years of experience offering high performance exhaust treatment technologies for the marine industry.

On February 3, 2015, we announced that the Company received a $130,000 SiC membrane order from a European customer to be delivered in the 2 nd quarter of 2015. This is a follow-on order from a customer that first installed a system in the fall of 2014. The installation is for a German power plant for the removal of heavy metals from a flue gas cleaning process. This new order will be installed at another German power plant.

On March 2, 2015, we announced that we have received the first pilot order for a newly developed in-well situated ground water treatment system from the leading pump producer, Grundfos. The pilot unit will be installed at Taarnby Forsyning in Denmark.

On March 10, 2015, we announced that we received a USD $660,000 purchase order for two systems based on the company’s SiC membranes, which is expected to be delivered in the 2nd quarter of 2015. These orders are the second and third orders from this cusotmer this year.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and three months ended March 31, 2015 and 2014:

	Period ended March 31,
					Period to period change
	2015	As a % of Sales	2014	As a % of Sales	$	Percent %
Net Sales	2,104,501	100%	3,197,502	100%	(1,093,001)	(34.2)
Cost of Goods Sold	2,151,467	102.2	2,642,374	82.6	(490,907)	(18.6)
Gross Profit	(46,966)	(2.2)	555,128	17.4	(602,094)	(108.5)
Operating Expenses
Selling and Marketing	692,723	32.9	669,547	20.9	23,176	3.5
General and Administrative	816,067	38.8	672,657	21.0	143,410	21.3
Non-cash compensation	72,922	3.5	220,418	6.9	(147,496)	(66.9)
Research and Development	162,473	7.7	100,586	3.1	61,887	61.5
Total Operating Expenses	1,744,185	82.9	1,663,208	52.0	80,977	4.9

Loss from Operating	(1,791,151)	(85.1)	(1,108,080)	(34.7)	(683,071)	61.6
Interest and Other Income	243	0.0	3,195	0.1	(2,952)	(92.4)
Interest (Expense)	(15,186)	(0.7)	(11,521)	(0.4)	(3,665)	31.8
Gain (Loss) on Investments	7,366	0.4	(2,119)	(0.1)	9,485	(447.6)
Gain on Currency Transactions	233,191	11.1	2,787	0.1	230,404	8267.1
Total Other Income (Expense)	225,614	10.7	(7,658)	(0.2)	233,272	(3046.1)

Loss Before Income Taxes	(1,565,537)	(74.4)	(1,115,738)	(34.9)	(449,799)	40.3
Income Taxes Expense (Income)	(391,529)	(18.6)	(358,442)	(11.2)	(33,087)	9.2

Net Loss	(1,174,008)	(55.8)	(757,296)	(23.7)	(416,712)	55.0
Less net income attributable to the non-controlled interest in subsidiaries	(2,596)	(0.1)	(1,861)	(0.1)	(735)	39.5
Net Loss attributable to LiqTech	(1,171,412)	(55.7)	(755,435)	(23.6)	(415,977)	55.1

Comparison of the three month periods ended March 31, 2015 and March 31, 2014

Revenues

Net sales for the three months ended March 31, 2015 were $2,104,501 compared to $3,197,502 for the same period in 2014, representing a decrease of $1,093,001 or 34.2%. The decrease in sales consist of a decrease in sales of DPFs of $603,741 and a decrease in sales of liquid filters and systems of $577,884 and an increase in sales of kiln furniture of $88,624. The decrease in demand for our DPFs is mainly due to a decrease in activities and mandates and market activity in general. The decrease in demand for our liquid filters and systems is due to a postponement in our delivery of incoming orders. The increase in demand for our kiln furniture is due to a decision to continuing selling the product to a single customer this quarter.

Gross Profit

Gross profit for the three months ended March 31, 2015 was a loss of $46,966 compared to a gross profit of $555,128 for same period in 2014, representing a decrease of $602,094 or 108.5%. The decrease in gross profit was due to low sales activity compared to our fixed cost of goods sold. Included in gross profit is depreciation of $346,273 and $461,748 for the three months ended March 31, 2015 and 2014, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2015 were $1,744,185 representing an increase of $80,977 or 4.9%, compared to $1,663,208 for the same period in 2014. This increase in operating expenses is attributable to an increase in selling and marketing expenses of $23,176 or 3.5%, an increase in general and administrative expenses of $143,410 or 21.3%, a decrease in non-cash compensation expenses of $147,496 or 66.9% and an increase in research and development expenses of $61,887 or 61.5% compared to the same period in 2014.

Selling expenses for the three months ended March 31, 2015 were $692,723 compared to $669,547 for the same period in 2014, representing an increase of $23,176 or 3.5%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources and investment in new market opportunities. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the three months ended March 31, 2015 were $816,067 compared to $672,657 for the same period in 2014, representing an increase of $143,410, or 21.3%. This increase is attributable to increases in general costs and the incorporation of Provital into in the 2015 numbers. Provital was included in the consolidated numbers from July 31, 2014.

Non-cash compensation expenses for the three months ended March 31, 2015 were $72,922 compared to $220,418 for the same period in 2014, representing a decrease of $147,496 or 66.9%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the three Months Ended
	March 31,	March 31,
	2015	2014
Compensation upon vesting of stock options granted to employees and the board of directors	$33,089	$54,352
Compensation for vesting of restricted stock awards issued to the board of directors	39,833	54,352
Value of stock granted for services	-	-
Warrants	-	59,400
Total Non-Cash Compensation	$72,922	$220,418

Research and development expenses for the three months ended March 31, 2015 were $162,473 compared to $100,586 for the same period in 2014, representing an increase of $61,887. This increase is attributable to increased research and development expenditures for the three months ending March 31, 2015 compared to the same period in 2014 and the incorporation of Provital into the 2015 numbers. Provital was included in the consolidated numbers from July 31, 2014.

Net Income Attributable to the Company

Net income attributable to the Company for the three months ended March 31, 2015 was a loss of 1,171,412 compared to a loss of $755,435 for the comparable period in 2014, representing an increase in loss of $415,977. This increase was primarily attributable to a decrease in gross profit of $602,094.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At March 31, 2015, we had cash and restricted cash of $3,273,450 and working capital of $8,290,975 and at December 31, 2014, we had cash and restricted cash of $6,072,631 and working capital of $10,570,409. At March 31, 2015, our working capital decreased by $2,279,434 compared to December 31, 2014. Total current assets were $10,970,631 and $14,662,319 at March 31, 2015 and at December 31, 2014, respectively, and total current liabilities were $2,679,656 and $4,091,910 at March 31, 2015 and at December 31, 2014, respectively.

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

Provital has a DKK 2,000,000 (approximately $290,000 at March 31, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. As of March 31, 2015, the interest on this line of credit was at 3.50%. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital’s assets like receivables, inventory, equipment etc. There was $0 outstanding as of March 31, 2015. At March 31, 2015, there was approximately $290,000 available under this credit line. In general, lines of credit in Denmark are due on demand.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 5,000,000 (approximately $720,000 at March 31, 2015) with a bank, subject to certain base limitations. As March 31, 2015, we had DKK 473,100 (approximately $68,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is also secured by certain of Provital’s assets like receivables, inventory, equipment etc.

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

Cash Flows

Three months ended March 31, 2015 Compared to three months ended March 31, 2014

Cash provided (used) by operating activities is net losses adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2015 was $1,419,345, representing an increase of $486,902 compared to cash used by operating activities of $932,443 for the three months ended March 31, 2014. The $486,902 increase in cash used by operating activities for the three months ended March 31, 2015 was mainly due to a net loss of $1,174,008, a decrease of $906,135 in accounts payable and a decrease of $483,642 accrued expenses. This was partially offset by a decrease of $315,145 in account receivables, a decrease of $151,097 in inventory and an increase of $429,901 in long-term contracts.

The decreases in account receivables, accounts payable, inventory, accrued expenses and the increase in long-term contracts were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $92,075 for the three months period ended March 31, 2015, as compared to cash used in investing activities of $141,680 for the three months period ended March 31, 2014. Cash used in investing activities decreased for the three months period ended March 31, 2015, compared to the three months period ended March 31, 2014. This decrease was primarily due to a period over period decrease of $49,605 in the purchase of property and equipment.

Cash used by financing activities was $93,002 for the three months period ended March 31, 2015, as compared to cash provided by financing activities of $55,465 for the three months period ended March 31, 2014. This change of $37,537 in cash used by financing activities for the three months ended March 31, 2014, compared to 2013, was mainly due to net payments proceeds on capital lease obligation.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2015 are as follows:

Year ending December	Operating Lease Payments
2015	$499,050
2016	643,157
2017	416,184
2018	245,345
2019	-
Thereafter	-
Total Minimum Lease Payments	$1,803,736

Significant Accounting Policies and Critical Accounting Estimates

There have been no significant changes in our significant accounting policies and critical accounting estimates since the filing of our Annual Report on Form 10-K for the period ended December 31, 2014.

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

LiqTech International, Inc.

Dated: May 14, 2015	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)