Form 10-Q
period 2015-06-30
LIQTECH INTERNATIONAL INC
filed 2015-08-13
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number:000-53769

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 12, 2015, was 39,504,782 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2015	2014
	UNAUDITED
Current Assets:
Cash	$3,101,453	$5,853,752
Restricted cash	-	218,879
Accounts receivable, net	1,618,943	1,992,206
Other receivables	153,767	344,331
Cost in excess of billing	572,508	1,172,658
Inventories	5,091,594	4,914,866
Prepaid expenses	91,663	55,990
Current deferred tax asset	72,292	109,637

Total Current Assets	10,702,220	14,662,319

Property and Equipment, net accumulated depreciation	3,854,134	4,524,386

Other Assets:
Other investments	5,587	6,085
Long term deferred tax asset	4,353,727	3,496,459
Goodwill	7,767,439	8,460,512
Other intangible assets	13,002	16,708
Deposits	236,908	259,070

Total Other Assets	12,376,663	12,238,834

Total Assets	$26,933,017	$31,425,539

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2015	2014
	UNAUDITED
Current Liabilities:
Current portion of capital lease obligations	$156,254	$170,187
Accounts payable	1,567,542	2,336,942
Accrued expenses	996,544	1,439,735
Billing in excess of cost	48,296	-
Accrued income taxes payable	-	570
Deferred revenue / customers deposits	1,389,250	144,476

Total Current Liabilities	4,157,886	4,091,910

Long-term Capital Lease Obligations, less current portion	244,137	368,614

Total Long-Term Liabilities	244,137	368,614

Total Liabilities	4,402,023	4,460,524

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized, 39,504,782 and 39,404,782 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	39,505	39,405
Additional paid-in capital	35,791,307	35,632,410
Accumulated deficit	(8,348,167)	(5,382,852)
Deferred compensation	(506,099)	(504,748)
Other comprehensive income, net	(4,445,552)	(2,835,917)
Non-controlled interest in subsidiaries	-	16,717

Total Stockholders' Equity	22,530,994	26,965,015

Total Liabilities and Stockholders' Equity	$26,933,017	$31,425,539

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales	$1,701,055	$3,973,687	$3,805,556	$7,171,189
Cost of Goods Sold	2,259,497	3,122,473	4,410,964	5,764,847

Gross Profit	(558,442)	851,214	(605,408)	1,406,342

Operating Expenses:
Selling expenses	745,212	929,277	1,437,935	1,598,824
General and administrative expenses	683,061	763,524	1,499,128	1,436,181
Non-cash compensation expenses	84,724	172,205	157,646	392,623
Research and development expenses	202,984	39,833	365,457	140,419

Total Operating Expense	1,715,981	1,904,839	3,460,166	3,568,047

Loss from Operations	(2,274,423)	(1,053,625)	(4,065,574)	(2,161,705)

Other Income (Expense)
Interest and other income	49,459	10,550	49,702	13,745
Interest expense	(19,641)	(10,599)	(34,827)	(22,120)
Gain (loss) on investments	(71)	1,278	7,295	(841)
Gain (loss) on currency translation	(100,450)	(48,112)	132,741	(45,325)

Total Other Income (Expense)	(70,703)	(46,883)	154,911	(54,541)

Loss Before Income Taxes	(2,345,126)	(1,100,508)	(3,910,663)	(2,216,246)

Income Tax Benefit	(575,575)	(337,118)	(967,104)	(695,560)

Net Loss	(1,769,551)	(763,390)	(2,943,559)	(1,520,686)

Less Net Loss (Income) Attributable To Non-Controlled Interests in Subsidiaries	24,356	(1,254)	21,760	(3,114)

Net Loss Attributable To LiqTech International, Inc.	$(1,793,907)	$(762,136)	$(2,965,319)	$(1,517,572)

Basic Loss Per Share	$(0.05)	$(0.03)	$(0.08)	$(0.06)

Weighted Average Common Shares Outstanding	39,490,496	27,212,500	39,447,876	27,212,500

Diluted Loss Per Share	$(0.05)	$(0.03)	$(0.08)	$(0.06)

Weighted Average Common Shares Outstanding Assuming Dilution	39,490,496	27,212,500	39,447,876	27,212,500

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Loss	(1,769,551)	(763,390)	(2,943,559)	(1,520,686)

Currency Translation, Net of Taxes	769,625	14,003	(1,609,635)	(22,200)

Other Comprehensive Loss	$(999,926)	$(749,387)	$(4,553,194)	$(1,542,886)

Comprehensive Income (Loss) Attributable To Non-controlled Interest in Subsidiaries	736	174	(1,658)	(183)

Comprehensive Loss Attributable To LiqTech International, Inc.	$(1,000,662)	$(749,213)	$(4,551,536)	$(1,543,069)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Period
	Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(2,943,559)	$(1,520,686)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	691,325	873,216
Non-cash compensation	157,646	392,623
Bad debt expense	12,784	107,111
Reserve for obsolete inventory	54,767	-
Change in deferred tax asset / liability	(819,923)	(702,751)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	551,043	(469,591)
(Increase) decrease in inventory	(231,495)	(352,642)
(Increase) decrease in prepaid expenses/deposits	(13,511)	(92,136)
Increase (decrease) in accounts payable	(769,400)	(78,954)
Increase (decrease) in accrued expenses/deferred revenue	801,012	(1,280,581)
Increase (decrease) long-term contracts	648,446	(117,473)

Total Adjustments	1,082,694	(1,721,178)

Net Cash Used by Operating Activities	(1,860,865)	(3,241,864)

Cash Flows from Investing Activities:
Purchase of property and equipment	(142,113)	(183,008)

Net Cash Used by Investing Activities	(142,113)	(183,008)

Cash Flows from Financing Activities:
Decrease in restricted cash	218,877	-
Net payments proceeds on capital lease obligation	(138,410)	(112,516)

Net Cash Provided (Used) by Financing Activities	80,467	(112,516)

Loss on Currency Translation	(829,788)	(81,520)

Net Decrease in Cash and Cash Equivalents	(2,752,299)	(3,618,908)

Cash and Cash Equivalents at Beginning of Period	5,853,752	4,884,275
Cash and Cash Equivalents at End of Period	$3,101,453	$1,265,367

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$34,827	$22,120
Income Taxes	-	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Compensation upon vesting of stock options granted to employees and the board of directors	$68,317	$119,891
Compensation for vesting of restricted stock awards issued to the board of directors	88,000	213,332
Value of warrants issued for services	1,329	59,400
Total	$157,646	$392,623

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

LiqTech International, Inc., a Nevada corporation incorporated in July 2004, formerly known as Blue Moose Media, Inc. (also referred to herein as Parent).

LiqTech USA, a Delaware corporation and a wholly owned subsidiary of Parent formed in May 2011.

LiqTech International AS (“LiqTech Int. DK”), a Danish corporation, incorporated on January 15, 2000, a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America.

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

LiqTech Germany (“LiqTech Germany”), a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany.

LiqTech PTE Ltd, (“LiqTech Sing”), a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area.

Provital Solutions AS (“Provital”), a Danish corporation was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within the pool and spa markets, marine applications, and a number of industrial applications within Denmark and international markets. The financial statements include the accounts of Provital from the date of acquisition on July 29, 2014.

LiqTech Asia (“LiqTech Asia”), a former 60% owned subsidiary of LiqTech Int. DK, incorporated in South Korea on July 20, 2006, liquidated in March 2015.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited consolidated financial statements. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and Provital is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended June 30, 2015 and 2014. Translation gains and losses are deferred and

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institutions in the United States in excess of federally insured amounts at June 30, 2015 and December 31, 2014.

Accounts Receivable -- Accounts receivable consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Allowance for doubtful accounts at the beginning of the period	$1,654,290	$608,356
Bad debt expense	12,784	216,919
Amount of receivables written off	(185,224)	(42,117)
Acquired subsidiary	-	951,354
Effect of currency translation	(199,185)	(80,222)
Allowance for doubtful accounts at the end of the period	$1,282,665	$1,654,290

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

Intangible Assets -- Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortized the patents on a straight-line basis over the estimated useful life of two to ten years.

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

The Company has received long-term contracts for the installation of various water filtrations systems and grants from Government entities for development and use of silicon carbide membranes in various water filtration and treatment applications. Revenues from long-term contracts and grants are recognized on the percentage-of-completion method, measured by the percentage of

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $25,566 and $12,486 for the six months ended June 30, 2015 and 2014, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the six months ended June 30, 2015 and 2014 were $365,457 and $140,419, respectively, of research and development costs.

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

Stock Options -- The Company has granted stock options to certain key employees. See Note 13. During the periods presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $68,317 and $119,891 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 and $0 for the six months ended June 30, 2015 and 2014, respectively.

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets allowance for doubtful accounts receivable, cost in excess of billings, reserve for obsolete inventory, depreciation and impairment of property plant and equipment and impairment of goodwill and liabilities billings in excess of cost commitment and contingencies, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Payments to Related Parties -- On January 14, 2014, the Compensation Committee approved a special 2013-bonus payment in the amount of $175,000 to Aldo Petersen for his assistance in the Company’s successful 2013 capital raise.

During October and December 2014, an officer of LiqTech NA provided $25,000 and $35,000, respectively, in non-interest bearing advances to the Company. These advances have been included in accounts payable at December 31, and were repaid in January 2015.

During March 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances were repaid in May 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Furnace parts and supplies	$451,486	$507,849
Raw materials	1,500,115	1,501,050
Work in process	1,924,638	1,326,840
Finished goods and filtration systems	1,706,301	2,028,225
Reserve for obsolescence	(490,946)	(449,098)
Net Inventory	$5,091,594	$4,914,866

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	Useful Life	2015	2014
Production equipment	3 - 10	$10,440,176	$10,792,494
Lab equipment	3 - 10	147,285	160,427
Computer equipment	3 - 5	273,868	288,351
Vehicles	3	41,348	93,477
Furniture and fixture	5	142,369	180,138
Leasehold improvements	10	988,500	1,052,923
		12,033,546	12,567,810
Less Accumulated Depreciation		(8,179,412)	(8,043,424)
Net Property and Equipment		$3,854,134	$4,524,386

Depreciation expense amounted to $687,619 and $870,152 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2015	Level 1	Level 2	Level 3

Investments	-	-	5,587

Total	-	-	5,587

As of December 31, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,085

Total	-	-	6,085

At June 30, 2015 and December 31, 2014, our total investments of $5,587 and $6,085, respectively consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2015 and December 31, 2014, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $13,002 and $16,708, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the period ended June 30, 2015 and 2014 was $3,706 and $3,064, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2015	$2,350
2016	4,701
2017	2,854
2018	2,401
2019	696
Thereafter	-
$13,002

NOTE 7 - GOODWILL

The following is a summary of goodwill:

June 30, 2015

Goodwill at beginning of period	$8,460,512
Acquisition of Provital Solutions A/S	-
Adjustment made to opening goodwill	-
Effect of currency translation	(693,073)
Goodwill at end of period	$7,767,439

Goodwill consists of:	June 30, 2015

Provital Solutions A/S	$7,767,439

Impairment -- During December 2014, management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit. Based upon the results of this analysis, it was determined that the goodwill was not impaired. During December 2014, an adjustment was made to the goodwill acquired in the acquisition of Provital for $775,788 in allowances established against acquired receivables and $196,255 in additional cost on record on long-term contacts net of $135,990 in taxes.

NOTE 8 - LINES OF CREDIT

Provital had previously a DKK 2,000,000 (approximately $300,000 at June 30, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. The line was cancelled June 12, 2015.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 500,000 (approximately $75,000 at June 30, 2015) with a bank, subject to certain base limitations. As June 30, 2015, we had DKK 473,100 (approximately $71,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of Provital such as receivables, inventory and equipment.

NOTE 9 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2015 are as follows:

Year ending December	Operating Lease Payments
2015	$342,267
2016	661,207
2017	431,936
2018	255,467
2019	-
Thereafter	-
Total Minimum Lease Payments	$1,690,877

Lease expense charged to operations was $315,787 and $355,462 for the six months ended June 30, 2015 and 2014, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,858, $3,820, $625 and $562 expiring through July 2018. Included in property and equipment, at June 30, 2015 and December 31, 2014, the Company had recorded equipment on capital lease at $1,333,718 and $1,599,633, respectively, with related accumulated depreciation of $989,321 and $963,467, respectively.

During the six months ended June 30, 2015 and 2014, depreciation expense for equipment on capital leases amounted to $73,175, and $105,977, respectively, and has been included in depreciation expense. During the six months ended June 30, 2015 and 2014, interest expense on a capital lease obligation amounted to $14,737 and $20,968, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Capital Lease Payments
2015	$89,189
2016	192,438
2017	128,663
2018	25,090
2019	-
Thereafter	-
Total minimum lease payments	435,380
Less amount representing interest	(35,069)
Present value of minimum lease payments	400,311
Less current portion	(156,254)
Long-term lease payments	$244,057

NOTE 10 – AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2015 and 2014, matching contributions were expensed and totaled $7,612 and $7,425, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2015 and December 31, 2014:

	2015	2014
Vacation accrual	$5,077	$5,077
Allowance for doubtful accounts	13,955	13,955
Long term contracts	-	-
Reserve for obsolete inventory	53,260	90,605
Net current tax assets	$72,292	$109,637

Business tax credit carryover	25,709	25,709
Deferred compensation	171,614	171,615
Net operating loss carryover	4,866,950	4,001,198
Excess of book over tax depreciation	(586,717)	(583,735)
Valuation Allowance	(123,829)	(118,328)
Long term deferred tax asset	$4,353,727	$3,496,459

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the six months ended June 30, 2015 and 2014:

	2015	2014
Computed tax at expected statutory rate	$(1,337,022)	$(752,797)
State and local income taxes, net of federal benefits	-	(24,704)
Non-deductible expenses	49,587	40,763
Non-US income taxed at different rates	288,402	41,178
Valuation Allowance	31,929	-
Income tax benefit	$(967,104)	$(695,560)

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2015 and 2014 consisted of the following:

	2015	2014
Current income tax expense:
Danish	$-	$-
Korean	-	-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Net operating loss carryover	(999,033)	(757,272)
Valuation allowance	31,929	-
Reserve for obsolete inventory	-	61,712
Deferred tax expense (benefit)	$(967,104)	$(695,560)
Total tax expense (benefit)	$(967,104)	$(695,560)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2009 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2011 for U.S. federal and U.S. state tax returns.

NOTE 12 – LOSS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014
Loss attributable to LiqTech International Inc.	$(1,793,907)	$(762,136)	$(2,965,319)	$(1,517,572)
Weighted average number of common shares used in basic earnings per share	39,490,496	27,212,500	39,447,876	27,212,500
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	39,490,496	27,212,500	39,447,876	27,212,500

For the six months ended June 30, 2015, Parent had 603,500 options outstanding to purchase common stock of the Parent at $0.75 to $1.90 per share and Parent had 7,225,575 warrants outstanding to purchase common stock of the Parent at $1.00 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the six months ended June 30, 2014, Parent had 3,064,130 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock -  Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2015 and December 31, 2014, respectively, there were 39,504,782 and 39,404,782 common shares issued and outstanding.

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

Common Stock Issuance

On April 13, 2015, the Company issued an additional 100,000 shares of restricted stock valued at $75,000 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 33,333 shares will vest on December 31, 2015, 33,333 shares will vest on December 31, 2016 and 33,334 shares will vest on December 31, 2017.

On July 28, 2014, Parent completed a registered public offering of its common stock. As part of the closing, Parent issued 8,000,000 shares of common stock at a per share price of $1.50 and generated net proceeds of $10,736,278 net of offering costs of $1,263,722.

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital and as part of the consideration for the Provital Shares, the Company issued 4,044,782 of Parent’s common shares.

During the third quarter 2014, the Company issued 47,500 shares of common stock in connection with the exercise of 47,500 stock options with an exercise price of $1.50 each.

During 2014, the Company issued an additional 100,000 shares of restricted stock valued at $158,000 for services provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 33,333 shares vested on December 31, 2014, 33,333 shares will vest on December 31, 2015 and 33,334 shares will vest on December 31, 2016. During 2013, the Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on December 31, 2013, 133,333 shares vested on December 31, 2014 and 33,334 shares will vest on December 31, 2015. As of December 31, 2014 and 2013, the Company has recorded non-cash compensation expense of $479,333 and $426,667 relating to the awards, respectively.

On October 9, 2013 the Company announced that the warrant and option exercise raised $4,051,000 with holders exercising 2,701,000 warrants and stock options which included the exercise of 100,000 warrants by Aldo Petersen, Chairman of the Board of Parent, 25,000 stock options by Lasse Andreassen, founder and former board member of Parent and 50,000 stock options by Soren Degn, CFO of Parent.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at June 30, 2015 is presented below:

	Warrants Outstanding			Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	200,000	2.51	$1.00	66,667	$1.00
$1.50	3,874,000	1.51	$1.50	3,874,000	$1.50
$1.65	400,000	4.08	$1.65	400,000	$1.65
$2.70	2,626,000	1.51	$2.70	2,626,000	$2.70
$4.06	125,575	1.69	$4.06	125,575	$4.06
Total	7,225,575	1.68	$1.98	7,092,242	$1.99

At June 30, 2015, the Company had 133,333 non-vested warrants. We have recorded non-cash compensation expense of $39,868 for the period ended June 30, 2015 related to the warrants issued.

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

On June 4, 2015, the Company issued to Wolfe Axelrod Weinberger Associates, LLC a warrant to purchase 200,000 shares at an exercise price of $1.00 per share. The warrants are exercisable 1/3 upon issuance, 1/3 on June 4, 2016 and 1/3 on June 2017 and will remain exercisable until December 31, 2017.

On July 28, 2014, the Company issued to the Underwriter in our public offering, for a price of $50, a warrant to purchase 400,000 shares at an exercise price of $1.65 per share. The warrants are immediately exercisable and will remain exercisable for five years from date of issuance.

On October 9, 2013, the Company issued 2,626,000 new warrants equal to the number of warrants exercised by the warrant holder having the same terms and conditions as the warrants exercised by the warrant holder, respectively, except each warrant issued has a strike price of $2.70 per share. The net proceeds from the offering were allocated to the stock and warrants based on their relative fair values. The Company recorded the relative fair value of the warrants of $1,124,928 as stock offering costs.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Companys. At June 30, 2015, 603,500 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term (in years)	3-5
Volatility	48.22
Risk free interest rate	0.80%
Dividend yield	0%

The Company recognized stock based compensation expense related to the options of $68,317 and $119,891 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 the Company had approximately $260,248 of unrecognized compensation cost related to non-vested options expected to be recognized through April 13, 2020.

A summary of the status of the options outstanding under the Company’s stock option plans at June 30, 2015 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75	100,000	4.79	0.75	0	0.75
$1.57	100,000	2.29	$1.57	33,333	$1.57
$1.90	403,500	1.58	$1.90	269,000	$1.90
Total	603,500	2.23	$1.65	302,333	$1.86

A summary of the status of the options at June 30, 2015, and changes during the period is presented below:

	June 30, 2015
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,960,130	$2.55	0.70	$-
Granted	100,000	0.75	-	7,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	1,456,630	2.79	-	-
Outstanding at end of period	603,500	$1.65	2.23	$7,000
Vested and expected to vest	603,500	$1.65	2.23	$7,000
Exercisable end of period	302,333	$1.86	1.66	$-

At June 30, 2015, the Company had 301,167 non-vested options with a weighted average exercise price of $1.45 and with a weighted average grant date fair value of $0.66, resulting in unrecognized compensation expense of $199,174, which is expected to be expensed over a weighted-average period of 2.80 years.

The total intrinsic value of options at June 30, 2015 was $7,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2015 (for outstanding options), less the applicable exercise price.

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The Company had no customers that accounted for more than 10% of total sales at June 30, 2015 and 2014.

The Company sells products throughout the world; sales by geographical region are as follows for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
United States and Canada	$330,577	$769,265	$920,617	$1,775,470
Australia	105,366	28,363	212,557	84,315
South America	-	-	-	16,845
Asia	209,636	188,312	242,232	494,933
Europe	1,055,476	2,987,747	2,430,150	4,799,626
	$1,701,055	$3,973,687	$3,805,556	$7,171,189

The Company’s sales by product line are as follows for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Ceramic diesel particulate	$946,532	$2,054,689	$1,906,619	$3,618,516
Liquid filters and systems	666,258	1,841,580	1,629,468	3,382,674
Kiln furniture	88,265	77,418	269,469	169,999
	$1,701,055	$3,973,687	$3,805,556	$7,171,189

NOTE 15 – COMMITTMENTS

Contingent Shares In Connection With Acquisition - On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding Provital Shares of Provital from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK 12,600,000, (approximately USD$2,300,000 as of July 29, 2014), and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares was subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK 65,000,000 (approximately USD$9,750,000) and EBITDA of DKK 6,500,000 (approximately USD$975,000), or (ii) EBITDA of not less than DKK 10,000,000 (approximately USD$1,500,000) and gross revenues of not less than DKK 50,000,000 (approximately USD$7,500,000). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK 120,000,000 (approximately USD$ 18,000,000) and EBITDA of DKK 12,000,000 (approximately USD$1,800,000), or (ii) EBITDA of not less than DKK 16,000,000 (approximately USD$2,400,000) and gross revenues of not less than DKK 80,000,000 (approximately USD$12,000,000).

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK 185,000,000 (approximately USD$27,750,000) and EBITDA of DKK 18,500,000 (approximately USD$2,750,000), or (ii) EBITDA of not less than DKK 26,000,000 (approximately USD$3,900,000) and gross revenues of not less than DKK 130,000,000 (approximately USD$19,500,000) or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK 105,000,000 (approximately USD$15,750,000) and EBITDA of not less than DKK 21,000,000 (approximately USD$3,150,000).

NOTE 16 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through August 12, 2015 and there were no subsequent events.

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

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters for the control of soot exhaust particles from diesel engines. We are phasing out the fabrication of kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes, which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives in Singapore, Germany, France and Brazil. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK and LiqTech Delaware are referred to herein as our “Subsidiaries”. On August 23, 2012, LiqTech A/S, a Danish limited company and former subsidiary of the Company (“LiqTech AS”) was merged with and into LiqTech Int. DK.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area and Provital are located in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota. In October and December 2011, we opened sales offices in France and Germany and in January 2012, we opened a sales office in Singapore.

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

2014 Acquisition of Provital

On July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding Provital Shares of Provital Solutions as from MASU.

Recent Signed Contracts

On January 6, 2015, we announced that the Company has received a $2.4 million purchase order for a system based on the Company’s SiC membranes, which is expected to be delivered in the third quarter 2015. This order is part of an enhanced oil recovery (EOR) project and was received from LiqTech´s partner, Nakasawa Mining and Energy Limited. This order represents LiqTech’s largest order in the Company’s history.

In addition, on the same date, we announced that the Company received a $350,000 SiC membrane system order from Yara Marine Technologies to be delivered in 2015. The product solution is based on LiqTech know-how acquired in the on-shore power industry for the treatment of wet scrubber wastewater containing heavy metals. New marine regulations related to reducing sulphur oxide missions became effective January 2015. In order to comply with these new regulations, ship owners have to either burn a more expensive low sulphur fuel oil or to clean the exhaust from heavy fuel oil combustion engines. Yara Marine Technologies (previously Green Tech Marine) has many years of experience offering high performance exhaust treatment technologies for the marine industry.

On February 3, 2015, we announced that the Company received a $130,000 SiC membrane order from a European customer to be delivered in the third quarter of 2015. This is a follow-on order from a customer that first installed a system in the fall of 2014. The installation is for a German power plant for the removal of heavy metals from a flue gas cleaning process. This new order will be installed at another German power plant.

On March 2, 2015, we announced that we have received the first pilot order for a newly developed in-well situated ground water treatment system from the leading pump producer, Grundfos. The pilot unit will be installed at Taarnby Forsyning in Denmark.

On March 10, 2015, we announced that we received a $660,000 purchase order for two systems based on the company’s SiC membranes, which is expected to be delivered in the third quarter of 2015. These orders are the second and third orders from this customer this year.

On June 8, 2015, we announced that we signed a three year agent agreement with a Chinese company to promote and sell the Company’s Diesel Particulate Filters (DPF) in the Chinese market. The annual revenue is estimated to be well over a million dollars per year. At the same time, the Company received its first purchase order for $814,000 from a large Chinese OEM and retrofit customer.

On June 15, 2015, we announced that we signed a framework agreement with the Luxemburg based company APATEQ S.A. The framework agreement is for the delivery of LiqTech´s SiC Ultra Fine filters and housings for use in the oil and gas industry. The annual revenue under this agreement is estimated to be approximately $1 million. At the same time, the Company also received its first purchase order for $165,000.

On June 17, 2015, we announced that we received a $6.1 million order for a complete system to remove heavy metals from the waste water from an international mining company.  The system is based on the Company´s Ultra Filtration (UF) membranes and includes pre-treatment and a de-watering unit to further reduce the amount of harmful wastewater to be handled.  The system is expected to be delivered this year to a European site.  Final installation is expected to be completed in the first half of 2016.

On June 17, 2015, we announced that we received a $830,000 purchase order for two systems based on the company’s SiC membranes which is expected to be delivered in 2015.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,
					Period to period change
	2015	As a % of Sales	2014	As a % of Sales	US$	Percent %
Net Sales	1,701,055	100%	3,973,687	100%	(2,272,632)	(57.2)
Cost of Goods Sold	2,259,497	132.8	3,122,473	78.6	(862,976)	(27.6)
Gross Profit	(558,442)	(32.8)	851,214	21.4	(1,409,656)	(165.6)
Operating Expenses
Selling and Marketing	745,212	43.8	929,277	23.4	(184,065)	(19.8)
General and Administrative	683,061	40.2	763,524	19.2	(80,463)	(10.5)
Non-cash compensation	84,724	5.0	172,205	4.3	(87,481)	(50.8)
Research and Development	202,984	11.9	39,833	1.0	163,151	409.6
Total Operating Expenses	1,715,981	100.9	1,904,839	47.9	(188,858)	(9.9)

Loss from Operating	(2,274,423)	(133.7)	(1,053,625)	(26.5)	(1,220,798)	115.9
Interest and Other Income	49,459	2.9	10,550	0.3	38,909	368.8
Interest (Expense)	(19,641)	(1.2)	(10,599)	(0.3)	(9,042)	85.3
Gain (Loss) on Investments	(71)	(0.0)	1,278	0.0	(1,349)	(105.6)
Loss on Currency Transactions	(100,450)	(5.9)	(48,112)	(1.2)	(52,338)	108.8
Total Other (Expense)	(70,703)	(4.2)	(46,883)	(1.2)	(23,820)	50.8

Loss Before Income Taxes	(2,345,126)	(137.9)	(1,100,508)	(27.7)	(1,244,618)	113.1
Income Taxes Expense (Income)	(575,575)	(33.8)	(337,118)	(8.5)	(238,457)	70.7

Net Loss	(1,769,551)	(104.0)	(763,390)	(19.2)	(1,006,161)	131.8
Less net income attributable to the non-controlled interest in subsidiaries	24,356	1.4	(1,254)	(0.0)	25,610	(2042.3)
Net Loss attributable to LiqTech	(1,793,907)	(105.5)	(762,136)	(19.2)	(1,031,771)	135.4

	Six months ended June 30,
					Period to period change
	2015	As a % of Sales	2014	As a % of Sales		Percent %
Net Sales	3,805,556	100%	7,171,189	100%	(3,365,633)	(46.9)
Cost of Goods Sold	4,410,964	115.9	5,764,847	80.4	(1,353,883)	(23.5)
Gross Profit	(605,408)	(15.9)	1,406,342	19.6	(2,011,750)	(143.0)
Operating Expenses
Selling and Marketing	1,437,935	37.8	1,598,824	22.3	(160,889)	(10.1)
General and Administrative	1,499,128	39.4	1,436,181	20.0	62,947	4.4
Non-cash compensation	157,646	4.1	392,623	5.5	(234,977)	(59.8)
Research and Development	365,457	9.6	140,419	2.0	225,038	160.3
Total Operating Expenses	3,460,166	90.9	3,568,047	49.8	(107,881)	(3.0)

Loss from Operating	(4,065,574)	(106.8)	(2,161,705)	(30.1)	(1,903,869)	88.1
Interest and Other Income	49,702	1.3	13,745	0.2	35,957	261.6
Interest (Expense)	(34,827)	(0.9)	(22,120)	(0.3)	(12,707)	57.4
Gain (Loss) on Investments	7,295	0.2	(841)	(0.0)	8,136	(967.4)
Gain (loss) on Currency Transactions	132,741	3.5	(45,325)	-0.6	178,066	(392.9)
Total Other Income (Expense)	154,911	4.1	(54,541)	(0.8)	209,452	(384.0)

Loss Before Income Taxes	(3,910,663)	(102.8)	(2,216,246)	(30.9)	(1,694,417)	76.5
Income Taxes Expense (Income)	(967,104)	(25.4)	(695,560)	(9.7)	(271,544)	39.0

Net Loss	(2,943,559)	(77.3)	(1,520,686)	(21.2)	(1,422,873)	93.6
Less net income attributable to the non-controlled interest in subsidiaries	21,760	0.6	(3,114)	(0.0)	24,874	(798.8)
Net Loss attributable to LiqTech	(2,965,319)	(77.9)	(1,517,572)	(21.2)	(1,447,747)	95.4

Comparison of the three month periods ended June 30, 2015 and June 30, 2014

Revenues

Net sales for the three months ended June 30, 2015 were $1,701,055 compared to $3,973,687 for the same period in 2014, representing a decrease of $2,272,632 or 57.2%. The decrease in sales consist of a decrease in sales of DPFs of $1,108,157 and a decrease in sales of liquid filters and systems of $1,175,322 and an increase in sales of kiln furniture of $10,847. The decrease in demand for our DPFs is mainly due to a decrease in activities and mandates and market activity in general. The decrease in demand for our liquid filters and systems is due to a postponement in our delivery of incoming orders. The increase in demand for our kiln furniture is due to a decision to continue selling the product to a single customer this quarter.

Gross Profit

Gross loss for the three months ended June 30, 2015 was a loss of $558,442 compared to a gross profit of $851,214 for same period in 2014, representing a decrease of $1,409,656 or 165.6%. The decrease in gross profit was due to low sales activity compared to our fixed cost of goods sold. Included in gross profit is depreciation of $341,948 and $411,468 for the three months ended June 30, 2015 and 2014, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2015 were $1,715,981 representing a decrease of $188,858 or 9.9%, compared to $1,904,839 for the same period in 2014. This decrease in operating expenses is attributable to an decrease in selling and marketing expenses of $184,065 or 19.8%, a decrease in general and administrative expenses of $80,463 or 10.5%, a decrease in non-cash compensation expenses of $87,481 or 50.8% and an increase in research and development expenses of $163,151 or 409.6% compared to the same period in 2014.

Selling expenses for the three months ended June 30, 2015 were $745,212 compared to $929,277 for the same period in 2014, representing a decrease of $184,065 or 19.8%. This decrease is attributable to a cost reduction in selling expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 30% from period to period has had a decreasing effect on our expenses, because a large part of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending June 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

General and administrative expenses for the three months ended June 30, 2015 were $683,061 compared to $763,524 for the same period in 2014, representing a decrease of $80,463, or 10.5%. This decrease is attributable to decreases in general expenses. Furthermore, the increase of USD against EURO and DKK of approximately 30% from period to period has had a decreasing effect on our expenses, because a large part of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending June 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

Non-cash compensation expenses for the three months ended June 30, 2015 were $84,724 compared to $172,205 for the same period in 2014, representing a decrease of $87,481 or 50.8%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the three Months Ended
	June 30,	June 30,
	2015	2014
Compensation upon vesting of stock options granted to employees and the board of directors	$35,228	$65,539
Compensation for vesting of restricted stock awards issued to the board of directors	48,167	106,666
Value of stock granted for services	-	-
Warrants	1,329	-
Total Non-Cash Compensation	$84,724	$172,205

Research and development expenses for the three months ended June 30, 2015 were $202,984 compared to $39,833 for the same period in 2014, representing an increase of $163,151 or 409.6%. This increase is attributable to increased research and development expenditures for the three months ending June 30, 2015 compared to the same period in 2014 and the incorporation of Provital into the 2015 numbers. Provital was included in the consolidated numbers from the date of acquisition on July 29, 2014.

Net Income Attributable to the Company

Net income attributable to the Company for the three months ended June 30, 2015 was a loss of $1,793,907 compared to a loss of $762,136 for the comparable period in 2014, representing an increase in loss of $1,031,771 or 131.8%. This increase was primarily attributable to a decrease in gross profit of $1,409,656.

Comparison of the six month periods ended June 30, 2015 and June 30, 2014

Revenues

Net sales for the six months ended June 30, 2015 were $3,805,556 compared to $7,171,189 for the same period in 2014, representing a decrease of $3,365,633 or 46.9%. The decrease in sales consist of a decrease in sales of DPFs of $1,711,897 and a decrease in sales of liquid filters and systems of $1,753,206 and an increase in sales of kiln furniture of $99,470.The decrease in demand for our DPFs is mainly due to a decrease in activities and mandates and market activity in general. The decrease in demand for our liquid filters and systems is due to a postponement in our delivery of incoming orders. The increase in demand for our kiln furniture is due to a decision to continue selling the product to a single customer in 2015.

Gross Profit

 Gross profit for the six months ended June 30, 2015 was a loss of $605,408 compared to $1,406,342 for same period in 2014, representing a decrease of $2,011,750 or 143.0%. The decrease in gross profit was due to low sales activity compared to our fixed cost of goods sold. Included in the gross profit is depreciation of $691,325 and $873,216 for the six months ended June 30, 2015 and 2014, respectively.

Expenses

 Total operating expenses for the six months ended June 30, 2015 were $3,460,166 representing a decrease of $107,881 or 3.0% compared to $3,568,047 for the same period in 2014. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $160,889 or 10.1%, an increase in general and administrative expenses of $62,947 or 4.4%, a decrease in non-cash compensation expenses of $234,977 or 59.8% and an increase in research and development expenses of $225,038 or 160.3% compared to the same period in 2014.

Selling expenses for the six months ended June 30, 2015 were $1,437,935 compared to $1,589,824 for the same period in 2014, representing a decrease of $160,889 or 10.1%. This decrease is attributable to a cost reduction in selling expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 30% from period to period has had a decreasing effect on our expenses, because a large part of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending June 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

General and administrative expenses for the six months ended June 30, 2015 were $1,499,128 compared to $1,436,181 for the same period in 2014, representing an increase of $62,947, or 4.4%. This increase is mainly attributable to the incorporation of Provital into the 2015 numbers. Provital was included in the consolidated numbers from the date of acquisition on July 29, 2014. The incorporation of Provital was partially offset by the increase of USD against EURO and DKK of approximately 30% from period to period has had a decreasing effect on our expenses, because a large part of our expenses is in DKK.

 Non-cash compensation expenses for six months ended June 30, 2015 were $157,646 compared to $392,623 for the same period in 2014, representing a decrease of $234,977 or 59.8%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

 The following is a summary of our non-cash compensation:

	For the six Months Ended
	June 30,	June 30,
	2015	2014
Compensation upon vesting of stock options granted to employees and the board of directors	$68,317	$119,891
Compensation for vesting of restricted stock awards issued to the board of directors	88,000	213,332
Warrants	1,329	59,400
Total Non-Cash Compensation	$157,646	$392,623

Research and development expenses for the six months ended June 30, 2015 were $365,457 compared to $140,419 for the same period in 2014, representing an increase of $225,038, or 160.3%. This increase is attributable to increased research and development expenditures for the three months ending June 30, 2015 compared to the same period in 2014 and the incorporation of Provital into the 2015 numbers. Provital was included in the consolidated numbers from the date of acquisition on July 29, 2014.

Net Loss Attributable to the Company

Net income attributable to the Company for the six months ended June 30, 2015 was a loss of $2,965,319 compared to a loss of $1,517,572 for the comparable period in 2014, representing a decrease in loss of $1,447,747 or 95.4%. This decrease was primarily attributable to an increase of $2,011,750 in gross profit.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company did not have any available lines of credit with any lender. At June 30, 2015, we had cash and restricted cash of $3,101,453 and working capital of $6,544,335 and at December 31, 2014, we had cash and restricted cash of $6,072,631 and working capital of $10,570,409. At June 30, 2015, our working capital decreased by $4,026,073 compared to December 31, 2014. Total current assets were $10,702,220 and $14,662,319 at June 30, 2015 and at December 31, 2014, respectively, and total current liabilities were $4,157,885 and $4,091,910 at June 30, 2015 and at December 31, 2014, respectively.

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

Provital had previously a DKK 2,000,000 (approximately $300,000 at June 30, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. The line was cancelled June 12, 2015.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 500,000 (approximately $75,000 at June 30, 2015) with a bank, subject to certain base limitations. As June 30, 2015, we had DKK 473,100 (approximately $71,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of Provital such as receivables, inventory and equipment.

In general, lines of credit in Denmark are due on demand. Our line of credit with the bank was cancelled June 12 2015.

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

Cash Flows

Six months ended June 30, 2015 Compared to six months ended June 30, 2014

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the six months ended June 30, 2015 was $1,860,865, representing a decrease of $1,380,999 compared to cash used by operating activities of $3,241,864 for the six months ended June 30, 2014. The $1,380,999 decrease in cash used by operating activities for the six months ended June 30, 2015 was mainly due to a net loss of $2,943,559, a decrease of $769,400 in accounts payable and an increase of $231,495 in inventory. This was partially offset by a decrease of $551,043 in accounts receivable, an increase of $801,012 in accrued expenses and an increase of $648,446 in long-term contracts.

The decreases in accounts receivable, accounts payable and the increase in inventory, accrued expenses and long-term contracts were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $142,113 for the six months period ended June 30, 2015, as compared to cash used in investing activities of $183,008 for the six months period ended June 30, 2014. Cash used in investing activities decreased for the six months period ended June 30, 2015, compared to the six months period ended June 30, 2014. This decrease was primarily due to a period over period decrease of $40,895 in the purchase of property and equipment.

Cash provided by financing activities was $80,467 for the six months period ended June 30, 2015, as compared to cash used by financing activities of $112,516 for the six months period ended June 30, 2014. This change of $192,983 in cash provided by financing activities for the six months ended June 30, 2014, compared to 2013, was mainly due to a decrease in restricted cash.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2015 are as follows:

Year ending December	Operating Lease Payments
2015	$342,267
2016	661,207
2017	431,936
2018	255,467
2019	-
Thereafter	-
Total Minimum Lease Payments	$1,690,877

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

Off Balance Sheet Arrangements

We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

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

LiqTech International, Inc.

Dated: August 13, 2015	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2015	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)