Form 10-Q
period 2015-09-30
LIQTECH INTERNATIONAL INC
filed 2015-11-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 12, 2015, was 39,532,035 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2015

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5

Consolidated Statements of Operations and Comprehensive Income for the Three and nine Months Ended September 30, 2015 and September 30, 2014 (unaudited)	6

Consolidated Statements of Cash Flows for the nine Months Ended September 30, 2015 and September 30, 2014 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	33

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2015	2014
	UNAUDITED
Current Assets:
Cash	$2,347,656	$5,853,752
Restricted cash	-	218,879
Accounts receivable, net	3,917,945	1,992,206
Other receivables	268,294	344,331
Cost in excess of billing	480,188	1,172,658
Inventories	4,461,616	4,914,866
Prepaid expenses	3,212	55,990
Current deferred tax asset	127,350	109,637

Total Current Assets	11,606,261	14,662,319

Property and Equipment, net accumulated depreciation	3,734,669	4,524,386

Other Assets:
Other investments	5,594	6,085
Long term deferred tax asset	4,182,353	3,496,459
Goodwill	7,777,704	8,460,512
Other intangible assets	11,843	16,708
Deposits	247,671	259,070

Total Other Assets	12,225,165	12,238,834

Total Assets	$27,566,095	$31,425,539

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2015	2014
	UNAUDITED
Current Liabilities:
Current portion of capital lease obligations	$158,954	$170,187
Accounts payable	2,579,026	2,336,942
Accrued expenses	1,223,645	1,439,735
Billing in excess of cost	40,051	-
Accrued income taxes payable	-	570
Deferred revenue / customers deposits	271,418	144,476

Total Current Liabilities	4,273,094	4,091,910

Long-term capital lease obligations, less current portion	203,694	368,614

Total Long-Term Liabilities	203,694	368,614

Total Liabilities	4,476,788	4,460,524

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,532,035 and 39,404,782 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	39,532	39,405
Additional paid-in capital	35,991,082	35,632,410
Accumulated deficit	(7,726,730)	(5,382,852)
Deferred compensation	(599,454)	(504,748)
Other comprehensive income, net	(4,615,123)	(2,835,917)
Non-controlled interest in subsidiaries	-	16,717

Total Stockholders' Equity	23,089,307	26,965,015

Total Liabilities and Stockholders' Equity	$27,566,095	$31,425,539

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales	$6,933,197	$4,931,406	$10,738,753	$12,102,595

Cost of Goods Sold	4,618,603	3,464,284	9,029,567	9,229,131

Gross Profit	2,314,594	1,467,122	1,709,186	2,873,464

Operating Expenses:
Selling expenses	646,269	831,990	2,084,204	2,430,814
General and administrative expenses	656,090	738,761	2,155,218	2,174,942
Non-cash compensation expenses	106,448	(19,663)	264,094	372,960
Research and development expenses	171,157	83,113	536,614	223,532

Total Operating Expense	1,579,964	1,634,201	5,040,130	5,202,248

Income (Loss) from Operations	734,630	(167,079)	(3,330,944)	(2,328,784)

Other Income (Expense)
Interest and other income	48,978	16,032	98,680	29,777
Interest expense	(8,677)	(18,794)	(43,504)	(40,914)
Gain (loss) on investments	(10)	9	7,285	(832)
Gain (loss) on currency transactions	(34,834)	237,551	97,907	192,226

Total Other Income (Expense)	5,457	234,798	160,368	180,257

Income (Loss) Before Taxes	740,087	67,719	(3,170,576)	(2,148,527)

Income Tax Expense (Benefit)	118,678	(276,870)	(848,426)	(972,430)

Net Income (Loss)	621,409	344,589	(2,322,150)	(1,176,097)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	(29)	(2,915)	21,731	(6,029)

Net Income (Loss) Attributable To LiqTech	$621,438	$347,504	$(2,343,881)	$(1,170,068)

Basic Earnings (Loss) Per Share	$0.02	$0.01	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding	39,519,705	35,613,164	39,471,745	30,043,493

Diluted Earnings (Loss) Per Share	$0.02	$0.01	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding Assuming Dilution	39,531,786	36,034,570	39,471,745	30,043,493

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income (Loss)	621,409	344,589	(2,322,150)	(1,176,097)

Currency Translation, Net of Taxes	(169,571)	(1,852,400)	(1,779,206)	(1,874,600)

Other Comprehensive Income (Loss)	$451,838	$(1,507,811)	$(4,101,356)	$(3,050,697)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	25	(1,745)	(1,633)	(1,928)

Comprehensive Income (Loss) Attributable To LiqTech International, Inc.	$451,813	$(1,506,066)	$(4,099,723)	$(3,048,769)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equival

	For the Nine Months Period
	Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(2,322,150)	$(1,176,097)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	1,055,555	1,264,536
Non-cash compensation	264,094	372,960
Bad debt expense	35,163	131,111
Reserve for obsolete inventory	76,492	-
Change in deferred tax asset / liability	(703,607)	(893,309)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,884,865)	9,570
(Increase) decrease in inventory	376,758	434,124
(Increase) decrease in prepaid expenses/deposits	64,177	(54,803)
Increase (decrease) in accounts payable	242,084	(1,146,846)
Increase (decrease) in accrued expenses	(89,718)	(2,211,334)
Increase (decrease) long-term contracts	732,521	(438,682)

Total Adjustments	168,654	(2,532,673)

Net Cash Used by Operating Activities	(2,153,496)	(3,708,770)

Cash Flows from Investing Activities:
Purchase of property and equipment	(409,093)	(190,440)
Acquisition of Provital Solutions AS	-	(1,874,684)

Net Cash Provided (Used) by Investing Activities	(409,093)	(2,065,124)

Cash Flows from Financing Activities:
Restricted Cash	218,879	-
Payments on notes payable	-	(131,559)
Net payments on lines of credit	-	(1,791,895)
Net payments proceeds on capital lease obligation	(176,153)	(144,596)
Proceeds from issuance of common stock and warrants	-	12,071,250
Payment of stock offering costs	-	(1,149,096)

Net Cash Provided (Used) by Financing Activities	42,726	8,854,104

Loss on Currency Translation	(986,233)	(1,228,372)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,506,098)	1,851,838

Cash and Cash Equivalents at Beginning of Period	5,853,752	4,884,275

Cash and Cash Equivalents at End of Period	$2,347,656	$6,736,113

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Period Ended September 30

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$43,504	$40,914
Income Taxes	-	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Compensation upon vesting of stock options (pre-vested forfeitures) granted to employees and the board of directors	$112,528	$(6,439)
Compensation for vesting of restricted stock awards issued to the board of directors	146,250	319,999
Value of stock issued to acquire Provital Solutions AS	-	6,067,173
Value of warrants issued for services	5,316	59,400
Total	$264,094	$6,440,133

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

LiqTech International AS (“LiqTech Int. DK”), a Danish corporation, incorporated on January 15, 2000, a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of ceramic liquid filters, diesel particulate filters and catalytic converters in Europe, Asia and South America.

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

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited consolidated financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and Provital is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended September 30, 2015 and 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institutions in the United States in excess of federally insured amounts at September 30, 2015 and December 31, 2014.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Allowance for doubtful accounts at the beginning of the period	$1,654,290	$608,356
Bad debt expense	35,163	216,919
Amount of receivables written off	(211,486)	(42,117)
Acquired subsidiary	-	951,354
Effect of currency translation	(171,132)	(80,222)
Allowance for doubtful accounts at the end of the period	$1,306,835	$1,654,290

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $30,045 and $17,120 for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the nine months ended September 30, 2015 and 2014 were $536,614 and $223,532, respectively, of research and development costs.

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

Stock Options -- The Companies have granted stock options to certain key employees. See Note 13. During the periods presented in the accompanying consolidated financial statements, the Company has granted options. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $112,528 and $(6,439) have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued)

Recent Accounting Pronouncements -- In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

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

During March 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances were repaid in May 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Furnace parts and supplies	$414,920	$507,849
Raw materials	1,511,854	1,501,050
Work in process	1,406,676	1,326,840
Finished goods and filtration systems	1,641,479	2,028,225
Reserve for obsolescence	(513,313)	(449,098)
Net Inventory	$4,461,616	$4,914,866

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	Useful Life			2015	2014
Production equipment	3	-	10	$10,581,305	$10,792,494
Lab equipment	3	-	10	147,479	160,427
Computer equipment	3	-	5	274,110	288,351
Vehicles		3		41,403	93,477
Furniture and fixture		5		127,277	180,138
Leasehold improvements		10		989,543	1,052,923
				12,161,117	12,567,810
Less Accumulated Depreciation				(8,426,448)	(8,043,424)
Net Property and Equipment				$3,734,669	$4,524,386

Depreciation expense amounted to $1,050,690 and $1,258,479 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2015	Level 1	Level 2	Level 3

Investments	-	-	5,594

Total	-	-	5,594

As of December 31, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,085

Total	-	-	6,085

At September 30, 2015 and December 31, 2014, our total investments of $5,594 and $6,085, respectively consisted of an investment in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2015 and December 31, 2014, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $11,843 and $16,708, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the nine months ended September 30, 2015 and 2014 was $4,865 and $6,057, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2015	$1,177
2016	4,707
2017	2,858
2018	2,404
2019	697
Thereafter	-
$11,843

NOTE 7 - GOODWILL

The following is a summary of goodwill:

September 30, 2015

Goodwill at beginning of period	$8,460,512
Acquisition of Provital Solutions A/S	-
Adjustment made to opening goodwill	-
Effect of currency translation	(682,808)
Goodwill at end of period	$7,777,704

Goodwill consists of:	September 30, 2015

Provital Solutions A/S	$7,777,704

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

NOTE 8 - LINES OF CREDIT

Provital had previously a DKK 2,000,000 (approximately $300,000 at September 30, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. The line was cancelled June 12, 2015.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 500,000 (approximately $75,000 at September 30, 2015) with a bank, subject to certain base limitations. As September 30, 2015, we had DKK 473,100 (approximately $71,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of Provital such as receivables, inventory and equipment.

NOTE 9 – LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2015 are as follows:

Year ending December	Operating Lease Payments
2015	$171,293
2016	661,809
2017	432,462
2018	255,805
2019	-
Thereafter	-
Total Minimum Lease Payments	$1,521,369

Lease expense charged to operations was $521,871 and $539,443 for the nine months ended September 30, 2015 and 2014, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,871, $3,825, $625 and $563 expiring through July 2018. Included in property and equipment, at September 30, 2015 and December 31, 2014, the Company had recorded equipment on capital lease at $1,335,480 and $1,599,633, respectively, with related accumulated depreciation of $1,025,125 and $963,467, respectively.

During the nine months ended September 30, 2015 and 2014, depreciation expense for equipment on capital leases amounted to $107,375, and $153,378, respectively, and has been included in depreciation expense. During the nine months ended September 30, 2015 and 2014, interest expense on a capital lease obligation amounted to $21,139 and $30,227, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Year Ending December	Capital Lease Payments
2015	$44,654
2016	192,693
2017	128,833
2018	25,124
2019	-
Thereafter	-
Total minimum lease payments	391,304
Less amount representing interest	(28,656)
Present value of minimum lease payments	362,648
Less current portion	(158,954)
Long-term lease payments	$203,694

NOTE 10 – AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2015 and 2014, matching contributions were expensed and totaled $10,784 and $12,110, respectively.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2015 and December 31, 2014:

	2015	2014
Vacation accrual	$5,077	$5,077
Allowance for doubtful accounts	14,136	13,955
Reserve for obsolete inventory	108,137	90,605
Net current tax assets	$127,350	$109,637

Business tax credit carryover	25,709	25,709
Deferred compensation	171,615	171,615
Net operating loss carryover	4,705,345	4,001,198
Excess of book over tax depreciation	(586,673)	(583,735)
Valuation Allowance	(133,643)	(118,328)
Long term deferred tax asset	$4,182,353	$3,496,459

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the nine months ended September 30, 2015 and 2014:

	2015	2014
Computed tax at expected statutory rate	$(1,085,383)	$(1,107,897)
State and local income taxes, net of federal benefits	-	(24,703)
Non-deductible expenses	74,380	52,174
Non-US income taxed at different rates	120,213	107,996
Valuation Allowance	42,364	-
Income tax expense (benefit)	$(848,426)	$(972,430)

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2015 and 2014 consisted of the following:

	2015	2014
Current income tax expense:
Danish	$-	$-
Korean	-	1,020
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Net operating loss carryover	(831,945)	(973,450)
Valuation allowance	42,364	-
Reserve for obsolete inventory	(58,845)	-
Deferred tax expense (benefit)	$(848,426)	$(973,450)
Total tax expense (benefit)	$(848,426)	$(972,430)

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

NOTE 12 – INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014
Profit (Loss) attributable to LiqTech International Inc.	$621,438	$347,504	$(2,322,150)	$(1,170,068)
Weighted average number of common shares used in basic earnings per share	39,519,705	35,613,164	39,471,745	30,043,493
Effect of dilutive securities, stock options and warrants	12,081	421,406	-	-
Weighted average number of common shares and potentially dilutive securities	39,531,786	36,034,570	39,471,745	30,043,493

For the nine months ended September 30, 2015, Parent had 1,013,500 options outstanding to purchase common stock of the Parent at $0.74 to $1.90 per share and Parent had 7,225,575 warrants outstanding to purchase common stock of the Parent at $1.00 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the nine months ended September 30, 2014, Parent had 2,416,630 options outstanding to purchase common stock of the Parent at $1.50 to $3.60 per share and Parent had 7,425,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2015 and December 31, 2014, respectively, there were 39,532,035 and 39,404,782 common shares issued and outstanding.

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

Common Stock Issuance

On April 14, 2015, the Company issued an additional 27,253 shares of restricted stock valued at $20,167 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 27,253 shares will vest on December 31, 2015.

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

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at September 30, 2015 is presented below:

	Warrants Outstanding			Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	200,000	2.26	$1.00	66,667	$1.00
$1.50	3,874,000	1.26	$1.50	3,874,000	$1.50
$1.65	400,000	3.83	$1.65	400,000	$1.65
$2.70	2,626,000	1.26	$2.70	2,626,000	$2.70
$4.06	125,575	1.44	$4.06	125,575	$4.06
Total	7,225,575	1.43	$1.98	7,092,242	$1.99

At September 30, 2015, the Company had 133,333 non-vested warrants. We have recorded non-cash compensation expense of $5,316 for the period ended September 30, 2015 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Companys. At September 30, 2015, 1,013,500 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

	LiqTech International, Inc.
Expected term (in years)	3	-	5
Volatility		48.22
Risk free interest rate		0.80%
Dividend yield		0%

The Company recognized stock based compensation expense related to the options of $68,317 and $119,891 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 the Company had approximately $260,248 of unrecognized compensation cost related to non-vested options expected to be recognized through April 13, 2020.

A summary of the status of the options outstanding under the Company’s stock option plans at September 30, 2015 is presented below:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	425,000	4.87	$0.74	0	$0.74
$0.75	100,000	4.54	$0.75	0	$0.75
$1.57	100,000	2.04	$1.57	33,333	$1.57
$1.90	388,500	1.33	$1.90	259,000	$1.90
Total	1,013,500	3.20	$1.27	292,333	$1.86

A summary of the status of the options at September 30, 2015, and changes during the period is presented below:

	September 30, 2015

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,960,130	$2.55	0.70	$-
Granted	525,000	0.74	-	67,250
Exercised	-	-	-	-
Forfeited	15,000	1.90	-	-
Expired	1,456,630	2.79	-	-
Outstanding at end of period	1,013,500	$1.27	3.20	$67,250
Vested and expected to vest	1,013,500	$1.27	3.20	$67,250
Exercisable end of period	292,333	$1.86	1.41	$-

At September 30, 2015, the Company had 721,167 non-vested options with a weighted average exercise price of $1.03 and with a weighted average grant date fair value of $0.52, resulting in unrecognized compensation expense of $374,781, which is expected to be expensed over a weighted-average period of 3.46 years.

The total intrinsic value of options at September 30, 2015 was $67,250. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2015 (for outstanding options), less the applicable exercise price.

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the nine months ended September 30, 2015, our four largest customers accounted for approximately 16%, 12%, 9% and 6%, respectively of our net sales (approximately 43% in total).

The Company had no customers that accounted for more than 10% of total sales at September 30, 2014.

The Company sells products throughout the world; sales by geographical region are as follows for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
United States and Canada	$347,359	$1,066,463	$1,267,975	$2,841,932
Australia	98,425	179,981	310,982	264,296
South America	2,400,000	-	2,400,000	16,845
Asia	880,123	696,102	1,122,357	1,191,035
Europe	3,207,290	2,988,860	5,637,439	7,788,487
	$6,933,197	$4,931,406	$10,738,753	$12,102,595

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Ceramic diesel particulate	$2,277,616	$1,519,204	$4,184,235	$5,137,720
Liquid filters and systems	4,594,755	3,256,689	6,224,223	6,639,362
Kiln furniture	60,826	155,513	330,295	325,513
	$6,933,197	$4,931,406	$10,738,753	$12,102,595

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

NOTE 16 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 12, 2015 and there were no subsequent events.

 October 13, 2015, Parent held its annual meeting of stockholders (the “Meeting”). A total of 30,851,565 shares of Parent’s common stock, par value $0.001 per share (“Common Stock”), were present or represented by proxy at the Meeting, representing approximately seventy eight percent (78%) of the outstanding Common Stock as of September 8, 2015, the record date for the Meeting. At the Meeting, the following four (4) proposals were submitted for a vote and approved by the requisite votes of the stockholders: (a) the election of Aldo Petersen, Paul Burgon, Mark Vernon, Michael S. Barish, Rengarajan Ramesh, and Sune Mathiesen for terms until the next succeeding annual meeting of stockholders or until such directors’ successor shall have been duly elected and qualified, (b) the ratification of Gregory & Associates, LLC as Parent’s independent registered accounting firm. (c) the approval of a non-binding advisory resolution approving the compensation of Parent’s named executive officers and (d) the approval of a non-binding resolution regarding the frequency of future advisory votes on the compensation of Parent’;s named executive officers which could be held every year, every two (2) years or every three (3) years.

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

On July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately USD$2,300,000, and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares was subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, EBITDA of not less than DKK10,000,000, that is, approximately USD$1,690,560 and gross revenues of not less than DKK50,000,000, that is, approximately USD$8,452,800. Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$20,286,719 and EBITDA of DKK12,000,000, that is, approximately USD$2,028,672 or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,704,896 and gross revenues of not less than DKK80,000,000, that is, approximately USD$13,524,479.

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

Recent Developments

Recent Signed Contracts

On January 6, 2015, we announced that the Company has received a $2.4 million purchase order for a system based on the Company’s SiC membranes, which is expected to be delivered in the second quarter 2015. This order is part of an enhanced oil recovery (EOR) project and was received from LiqTech´s preferred partner, Nakasawa Mining and Energy Limited. This order represents LiqTech’s largest order in the Company’s history. This was delivered in September 2015.

In addition, we announced that the Company received a $350,000 SiC membrane system order from Yara Marine Technologies to be delivered in 2015. The product solution is based on LiqTech know-how acquired in the on-shore power industry for the treatment of wet scrubber wastewater containing heavy metals. New marine regulations related to reducing sulphur oxide missions became effective January 2015. In order to comply with these new regulations, ship owners have to either burn a more expensive low sulphur fuel oil or to clean the exhaust from heavy fuel oil combustion engines. Yara Marine Technologies (previously Green Tech Marine) has many years of experience offering high performance exhaust treatment technologies for the marine industry. This was delivered in September 2015.

On February 3, 2015, we announced that the Company received a $130,000 SiC membrane order from a European customer to be delivered in the second quarter of 2015. This is a follow-on order from a customer that first installed a system in the fall of 2014. The installation is for a German power plant for the removal of heavy metals from a flue gas cleaning process. This new order will be installed at another German power plant.

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

On June 18, 2015, we announced that we received a $830,000 purchase order for two systems based on the Company’s SiC membranes which is expected to be delivered in 2015.

On September 30, 2015, we announced that we received a $790,000 purchase order from an international mining company. The order is for a newly developed highly chemical resistant composite multi-housing for the Company´s SiC membranes, chemical storage tanks and process equipment. The order is expected to be delivered in the first half of 2016.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
					Period to period change
	2015	As a % of Sales	2014	As a % of Sales	US$	Percent %
Net Sales	6,933,197	100%	4,931,406	100%	2,001,791	40.6
Cost of Goods Sold	4,618,603	66.6	3,464,284	70.2	1,154,319	33.3
Gross Profit	2,314,594	33.4	1,467,122	29.8	847,472	57.8
Operating Expenses
Selling and Marketing	646,269	9.3	831,990	16.9	(185,721)	(22.3)
General and Administrative	656,090	9.5	738,761	15.0	(82,671)	(11.2)
Non-cash compensation	106,448	1.5	(19,663)	(0.4)	126,111	641.4
Research and Development	171,157	2.5	83,113	1.7	88,044	105.9
Total Operating Expenses	1,579,964	22.8	1,634,201	33.1	(54,237)	(3.3)

Income (loss) from Operating	734,630	10.6	(167,079)	(3.4)	901,709	(539.7)
Interest and Other Income	48,978	0.7	16,032	0.3	32,946	205.5
Interest (Expense)	(8,677)	(0.1)	(18,795)	(0.4)	10,118	(53.8)
Gain (loss) on Investments	(10)	(0.0)	9	0.0	(19)	(211.1)
Gain (loss) on Currency Transactions	(34,834)	(0.5)	237,551	4.8	(272,385)	(114.7)
Total Other Income (Expense)	5,457	0.1	234,797	4.8	(229,340)	(97.7)

Income Before Income Taxes	740,087	10.7	67,718	1.4	672,369	992.9
Income Taxes Expense (Benefit)	118,678	1.7	(276,870)	(5.6)	395,548	(142.9)

Net Income	621,409	9.0	344,588	7.0	276,820	80.3
Less net income attributable to the non-controlled interest in subsidiaries	(29)	(0.0)	(2,915)	(0.1)	2,886	(99.0)
Net Income attributable to LiqTech	621,438	9.0	347,504	7.0	273,934	78.8

	Nine months ended September 30,
					Period to period change
	2015	As a % of Sales	2014	As a % of Sales	$	Percent %
Net Sales	10,738,753	100%	12,102,595	100%	(1,363,842)	(11.3)
Cost of Goods Sold	9,029,567	84.1	9,229,131	76.3	(199,564)	(2.2)
Gross Profit	1,709,186	15.9	2,873,464	23.7	(1,464,278)	(44.0)
Operating Expenses
Selling and Marketing	2,084,204	19.4	2,430,814	20.1	(346,610)	(14.3)
General and Administrative	2,155,218	20.1	2,174,942	18.0	(19,724)	(0.9)
Non-cash compensation	264,094	2.5	372,960	3.1	(108,866)	(29.2)
Research and Development	536,614	5.0	223,532	1.8	313,082	140.1
Total Operating Expenses	5,040,130	46.9	5,202,248	43.0	(162,118)	(3.1)

Loss from Operating	(3,330,944)	(31.0)	(2,328,784)	(19.2)	(1,002,160)	43.0
Interest and Other Income	98,680	0.9	29,777	0.2	68,903	231.4
Interest (Expense)	(43,504)	(0.4)	(40,914)	(0.3)	(2,590)	6.3
Gain (Loss) on Investments	7,285	0.1	(832)	(0.0)	8,117	(975.6)
Gain on Currency Transactions	97,907	0.9	192,226	1.6	(94,319)	(49.1)
Total Other Income	160,368	1.5	180,257	1.5	(19,889)	(11.0)

Income Before Income Taxes	(3,170,576)	(29.5)	(2,148,527)	(17.8)	(1,022,049)	47.6
Income Taxes Expense (Benefit)	(848,426)	(7.9)	(972,430)	(8.0)	124,004	(12.8)

Net Loss	(2,322,150)	(21.6)	(1,176,097)	(9.7)	(1,146,053)	97.4
Less net income (loss) attributable to the non-controlled interest in subsidiaries	21,731	0.2	(6,029)	(0.0)	27,760	(460.4)
Net Loss attributable to LiqTech	(2,343,881)	(21.8)	(1,170,068)	(9.7)	(1,178,813)	100.3

Comparison of the three month periods ended September 30, 2015 and September 30, 2014

Revenues

Net sales for the three months ended September 30, 2015 were $6,933,197 compared to $4,931,406 for the same period in 2014, representing an increase of $2,001,791 or 40.6%. The increase in sales consist of an increase in sales of DPFs of $758,412 and an increase in sales of liquid filters and systems of $1,338,067 and a decrease in sales of kiln furniture of $94,688. The increase in demand for our DPFs is mainly due to an increase in activities and mandates and market activity in general. The increase in demand for our liquid filters and systems is due to our success in achieving big and important orders and increased sales in general. The decrease in demand for our kiln furniture is due to a decision of not focusing on this product line anymore.

Gross Profit

Gross profit for the three months ended September 30, 2015 was a profit of $2,314,594 compared to a gross profit of $1,467,122 for same period in 2014, representing an increase of $847,472 or 57.8%. The increase in gross profit was due to higher sales activity compared to the same period in 2014. Included in gross profit is depreciation of $364,230 and $391,320 for the three months ended September 30, 2015 and 2014, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2015 were $1,579,964 representing a decrease of $54,237 or 3.3%, compared to $1,634,201 for the same period in 2014. This decrease in operating expenses is attributable to an decrease in selling and marketing expenses of $185,721 or 22.3%, a decrease in general and administrative expenses of $82,671 or 11.2%, an increase in non-cash compensation expenses of $126,111, or 641.4% and an increase in research and development expenses of $88,044 or 105.9% compared to the same period in 2014.

Selling expenses for the three months ended September 30, 2015 were $646,269 compared to $831,990 for the same period in 2014, representing a decrease of $185,721 or 22.3%. This decrease is attributable to a cost reduction in selling expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 22% from period to period has had a decreasing effect on our expenses, because a significant amount of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending September 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

General and administrative expenses for the three months ended September 30, 2015 were $656,090 compared to $738,761 for the same period in 2014, representing a decrease of $82,671, or 11.2%. This decrease is attributable to decreases in general expenses. Furthermore, the increase of USD against EURO and DKK of approximately 22% from period to period has had a decreasing effect on our expenses, because a large part of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending September 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

Non-cash compensation expenses for the three months ended September 30, 2015 were $106,448 compared to $(19,663) for the same period in 2014, representing an increase of $126,111 or 641.4%. This decrease is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the three Months Ended
	September 30,	September 30,
	2015	2014
Compensation upon vesting of stock options granted to employees and the board of directors	$44,211	$(126,330)
Compensation for vesting of restricted stock awards issued to the board of directors	58,250	106,666
Value of stock granted for services	-	-
Warrants	3,987	-
Total Non-Cash Compensation	$106,448	$(19,663)

Research and development expenses for the three months ended September 30, 2015 were $171,157 compared to $83,113 for the same period in 2014, representing an increase of $88,044 or 105.9%. This increase is attributable to increased research and development expenditures for the three months ending September 30, 2015 compared to the same period in 2014 due to investing in new products, and the incorporation of Provital into the 2015 numbers. Provital was included in the consolidated numbers from the date of acquisition on July 29, 2014.

Net Income Attributable to the Company

Net income attributable to the Company for the three months ended September 30, 2015 was a profit of $621,438 compared to a profit of $347,503 for the comparable period in 2014, representing an increase in profit of $273,935 or 78.8%. This increase was primarily attributable to an increase in gross profit of $847,472.

Comparison of the nine month periods ended September 30, 2015 and September 30, 2014

Revenues

      Net sales for the nine months ended September 30, 2015 were $10,738,753 compared to $12,102,595 for the same period in 2014, representing a decrease of $1,363,842 or 11.3%. The decrease in sales consist of a decrease in sales of DPFs of $953,485 and a decrease in sales of liquid filters and systems of $415,139 and an increase in sales of kiln furniture of $4,782.The decrease in demand for our DPFs is mainly due to a decrease in activities and mandates and market activity in general for the first six months of 2015 partly offset by higher sales in the three months ended September 30, 2015. The decrease in demand for our liquid filters and systems is due to a postponement in our delivery of incoming orders for the first six months of 2015 partly offset by higher sales in the three months ended September 30, 2015. The increase in demand for our kiln furniture is due to a decision to continue selling the product to a single customer in 2015 in the first six months of 2015.

Gross Profit

 Gross profit for the nine months ended September 30, 2015 was a profit of $1,709,186 compared to $2,873,464 for same period in 2014, representing a decrease of $1,164,278 or 40.5%. The decrease in gross profit was due to low sales activity compared to our fixed cost of goods sold in the first six months of 2015 partly offset by high sales activity in the three months ended September 30, 2015. Included in the gross profit is depreciation of $1,055,555 and $1,264,536 for the nine months ended September 30, 2015 and 2014, respectively.

Expenses

 Total operating expenses for the nine months ended September 30, 2015 were $5,040,130 representing a decrease of $162,118 or 3.1% compared to $5,202,248 for the same period in 2014. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $346,610 or 14.3%, a decrease in general and administrative expenses of $19,724 or 0.9%, a decrease in non-cash compensation expenses of $108,866 or 29.2% and an increase in research and development expenses of $313,082 or 140.1% compared to the same period in 2014.

Selling expenses for the nine months ended September 30, 2015 were $2,084,204 compared to $2,430,814 for the same period in 2014, representing a decrease of $346,610 or 14.3%. This decrease is attributable to a cost reduction in selling expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 22% from period to period has had a decreasing effect on our expenses, because a significant amount of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending September 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

General and administrative expenses for the nine months ended September 30, 2015 were $2,155,218 compared to $2,174,942 for the same period in 2014, representing a decrease of $19,724, or 0.9%. %. This decrease is attributable to a cost reduction in general and administrative expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 22% from period to period has had a decreasing effect on our expenses, because a significant amount of our expenses is in DKK. This decreasing effect was partially offset with the inclusion of Provital being part of the selling expenses for the period ending September 30, 2015. Provital was part of the consolidated numbers from the date of acquisition on July 29, 2014.

 Non-cash compensation expenses for nine months ended September 30, 2015 were $264,094 compared to $372,960 for the same period in 2014, representing a decrease of $108,866 or 29.2%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the nine Months Ended
	September 30,	September 30,
	2015	2014
Compensation upon vesting of stock options granted to employees and the board of directors	$112,528	$(6,439)
Compensation for vesting of restricted stock awards issued to the board of directors	146,250	319,999
Warrants	5,316	59,400
Total Non-Cash Compensation	$264,094	$372,960

Research and development expenses for the nine months ended September 30, 2015 were $536,614 compared to $223,532 for the same period in 2014, representing an increase of $313,082, or 140.1%. This increase is attributable to increased research and development expenditures for the nine months ending September 30, 2015 compared to the same period in 2014 due to investing in new products, and the incorporation of Provital into the 2015 numbers. Provital was included in the consolidated numbers from the date of acquisition on July 29, 2014.

Net Loss Attributable to the Company

Net income attributable to the Company for the nine months ended September 30, 2015 was a loss of $2,343,881 compared to a loss of $1,170,068 for the comparable period in 2014, representing an increase in loss of $1,173,813 or 100.3%. This decrease was primarily attributable to a decrease of $1,164,278 in gross profit due to the low sales in the first six months of 2015 partly offset by higher sales in the three months ended September 30, 2015.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company did not have any available lines of credit with any lender. At September 30, 2015, we had cash and restricted cash of $2,347,656 and working capital of $7,278,322 and at December 31, 2014, we had cash and restricted cash of $6,072,631 and working capital of $10,570,409. At September 30, 2015, our working capital decreased by $3,292,087 compared to December 31, 2014. Total current assets were $11,551,416 and $14,662,319 at September 30, 2015 and at December 31, 2014, respectively, and total current liabilities were $4,273,094 and $4,091,910 at September 30, 2015 and at December 31, 2014, respectively.

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

Provital had previously a DKK 2,000,000 (approximately $300,000 at September 30, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. The line was cancelled June 12, 2015.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a credit line of DKK 500,000 (approximately $75,000 at September 30, 2015) with a bank, subject to certain base limitations. As September 30, 2015, we had DKK 473,100 (approximately $71,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of Provital such as receivables, inventory and equipment.

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

Cash Flows

Nine months ended September 30, 2015 Compared to nine months ended September 30, 2014

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2015 was $2,153,496, representing a decrease of $1,555,274 compared to cash used by operating activities of $3,708,770 for the nine months ended September 30, 2014. The $1,555,274 decrease in cash used by operating activities for the nine months ended September 30, 2015 was mainly due to a net loss of $2,322,150, and an increase of $1,884,865 in accounts receivable. This was partially offset by an increase of $242,084 in accounts payable, an increase of $732,521 in long-term contracts and a decrease of $376,758 in inventory.

The increase in accounts receivable, accounts payable, long-term contracts and the decrease in inventory were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $409,093 for the nine months period ended September 30, 2015, as compared to cash provided in investing activities of $2,065,124 for the nine months period ended September 30, 2014. Cash used in investing activities decreased 1,656,031 for the nine months period ended September 30, 2015, compared to the nine months period ended September 30, 2014. This decrease was due to a period over period increase of $218,653 in the purchase of property and equipment and decrease of 1,874,684 in acquisition of Provital Solutions AS.

Cash provided by financing activities was $42,726 for the nine months period ended September 30, 2015, as compared to cash used by financing activities of $8,854,104 for the nine months period ended September 30, 2014. This change of $8,811,378 in cash provided by financing activities for the nine months ended September 30, 2015, compared to 2014, was mainly due to a decrease in proceeds from issuance of common stock and warrants.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, March 2017, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2015 are as follows:

Year ending December	Operating Lease Payments
2015	$171,293
2016	661,809
2017	432,462
2018	255,805
2019	-
Thereafter	-
Total Minimum Lease Payments	$1,521,369

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

LiqTech International, Inc.

Dated: November 12, 2015	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)