Form 10-K
period 2015-12-31
LIQTECH INTERNATIONAL INC
filed 2016-03-23
CIK 1307579

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53769

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2015, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $0.82 per share on June 30, 2015 was $18,230,786. As of March 23, 2016, there were 39,532,035 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 i

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly-owned subsidiary LiqTech Systems A/S (formerly known as Provital Solutions A/S), a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Systems”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems and LiqTech Delaware are referred to herein as our “Subsidiaries”.

Our Products

We manufacture and sell ceramic membranes and systems for the filtration of liquid and diesel particulate filters for the control of soot exhaust particles from diesel engines.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic silicon carbide membranes and systems for liquid filtration using our patented silicon carbide technology (“SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water and industrial applications. Our SiC Filters have been used in the following applications by our clients:

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

●

Pre-filtration of reverse osmosis drinking water: Prior to passing through reverse osmosis membranes to produce drinking or industrial water from sea or surface water, the sea or surface water must be pre-filtered. We have performed successful tests for the pre-filtration of sea and surface water for this purpose with numerous clients, including Synertech in Serbia, a supplier of drinking water, Arteron in Malaysia, a company producing compact drinking water solutions, Hoimyung Corp in South Korea, a supplier of industrial waste water systems and pretreatment for reverse osmosis.

●

Industrial applications: Our membranes have performed successful tests in industrial applications for the removal of a variety of substances such as heavy metal (Energy provider, Germany), specific heavy metals for European mining company, manure (Bioffuel Technology, Denmark), pool and spa water (Provital, Denmark) and raw sugar (Al Khaleej Sugar, UAE). We have supplied membranes to these applications and additional membranes are currently in the tendering phase.

●

Producing clean drinking water: The potential for the use of LiqTech SiC membranes in drinking water production is diverse and the benefits are numerous. Some examples include: ground water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis. We have entered into a cooperation agreement with the leading pump producer Grundfos to market a newly developed water treatment unit for ground water.

●

Waste water treatment: Our membranes can be used to remove suspended solids in waste water treatment. Our membranes have performed successful tests for treating waste water with Imtech (Egypt), RIPE (China) and Asia Pacific Water Technologies (South Korea), and we have sold membranes for several commercial installations.

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

The advantages of our SiC membranes compared to other pre-filtration systems for reverse osmosis are:

●

Our SiC membranes offer the same water flow as commonly used sand filters which take up to 400 times more space and have pore sizes at least three times bigger than our SiC membranes, and reduce the number of membrane elements and pressure vessels;

●	With our SiC membranes, high flow capacities are achieved at very low pressures, which reduces energy costs;

●	Our SiC membranes reduce water consumption for sand filter backwash; and

●	Our SiC membranes eliminate consumption/maintenance of cartridges.

 Our SiC membranes offer consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. The membranes are ideal for treatment of produced water for discharge, re-injection, pre-reverse osmosis (“RO”) as well as polymer flooded streams. We offer on shore and off shore solutions and have extensive experience with produced water streams from fracking, gas condensate, and oil emulsions. We believe our SiC membranes are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost and robustness with reduced downtime. Our chemically inert plug-and-play filter designs are extremely hard and durable materials with high flux (flow) to increase membrane life and reduce downtime for cleaning. SiC membranes are stronger, harder, longer lasting, more temperature resistant, and recover faster than conventional ceramic and polymeric membranes.

Our flat sheet membranes (“FSM”) offer low energy consumption, maximum permeation, innovative rack design, and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse. The FSM carrier and the selective layer are also made of silicon carbide, which gives the product some unique advantages such as high flux, total chemical resistance (pH 0-14), long life, and the lowest fouling tendency of any polymeric and ceramic membrane material. Our tubular membranes offer robust and high yielding membrane solutions for produced water from the Oil & Gas market, and industrial wastewater to remove suspended solids as well as oil droplets and oil-emulsions from solutions. Our dynamic high flux membrane disks are designed for removal of high suspended solids. The filtration format is outside-in, with internal permeation channels that facilitate removal of the solids. The cross flow effect is generated through the rotation of the discs at high velocities which enables flow cleaning of the filter membrane surface. This principle offers energy savings above 80% compared to conventional cross flow.

The strategic acquisition of Provital in July 2014 (now LiqTech Systems) is consistent with our long-term growth strategy and strengthens our position in the integrated filtration technologies market. LiqTech Systems was one of the first in the world to develop filtration solutions based on ceramic membranes whose products result in more efficient, longer lasting systems that save water and demand less maintenance for large public pools and wastewater. The filtration systems are equipped with LiqTech Systems’ own Intelligent Control System, which allows for local and/or remote control, monitoring and management of every aspect of the system. The system is easy to use and gives the user full control. The control system logs all necessary data and sends daily e-mails/SMS with all the information to a designated operator if required. We believe that LiqTech Systems’ solves many of the problems present in today’s pool industry, including excess water consumption, energy, chemical usage, space and maintenance, and cost efficiency. The acquisition of LiqTech Systems has allowed LiqTech Systems to become a fully integrated, one-stop shop for plug and play filtration systems. We believed the combined company would allow LiqTech to significantly accelerate the time to market for LiqTech’s SiC filters and provide us with immediate credibility in the liquid filtration industry, particularly with our SiC filters. By acquiring LiqTech Systems, we have gained validation in the industry by directly expanding our customer base to include existing reputable customers from LiqTech Systems. We plan to continue the research and development, and marketing efforts of LiqTech Systems’ UVC Hybrid Mercury/LED lighting systems for use in large marine and recreational pools.

We believe tightening government regulation and increasing industry awareness about the need for high quality injection water will contribute to the implementation of membrane technology, since conventional technologies will not be able to meet these demands.

For the years ended December 31, 2015 and 2014, we received grants from governmental entities of $797,008 and $387,744, respectively.

For the years ended December 31, 2015 and December 31, 2014, our sales of liquid filters and services were $10,347,010 and $7,532,528, respectively, and accounted for 65% and 58% of our total sales, respectively.

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

For the years ended December 31, 2015 and 2014, our sales of diesel particulate filters were $5,081,304 and $6,620,625, respectively, and accounted for 32% and 45% of our total sales, respectively.

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

For the years ended December 31, 2015 and December 31, 2014, our kiln furniture revenues were $384,273 and $408,039, respectively, and accounted for 2% and 3% of our total sales, respectively.

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

●

Complete systems fabrication: LiqTech provides full fabrication and integration of our membranes into complete systems made from corrosive resistant materials and components. We strive to provide full in-house engineering capabilities in process design, 3D modelling and controls. The entire specification, engineering, fabrication and commission process is driven by our professional staff of highly dedicated engineers and craftsman. We believe that suppling our customers with turnkey solutions built around our silicon carbide membranes is unique in this market. LiqTech is more than a membrane supplier - we see ourselves as a full provider of complete water treatment systems.

●

Broad Application of LiqTech Membranes: Our membranes can and have been applied in a variety of applications, including the processing of industrial waste water, produced water and pretreatment of drinking water, prefilters for reverse osmosis, oil emulsion separation, bacteria removal for aquaculture, commercial pool treatment solutions and separating metals from liquids used in industrial processes.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Market: We have production and sales capacity in North America and Europe. We also sell our products through offices and agents in several key countries such as China, Spain, UK, Germany, Korea, France, Italy and Brazil, and we have established customer relations in more than 25 countries.

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

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive and strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●

Enter New Geographic Markets and Expand Existing Markets. We plan to continue to manufacture and sell our products out of Denmark and the United States. We intend to continue to develop our organization in Denmark and the United States and we plan to expand our production facilities in the United States to include manufacturing of systems. We have opened sales offices in France and in Singapore. In addition to utilizing local representatives, we intend to establish sales outlets with technical support in other European nations such as Italy, while expanding our presence in Asia. We intend to work with agents and partners to access such markets.

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

The Asian market has shown economic growth and an improved standard of living which has led to increased sales of vehicles in the Asia-Oceania region. At the same time, the pollution in major cities has reached high PM levels. As a result, we believe that the Chinese government will introduce additional regulations, including new emissions standards faster than previously anticipated. We also believe the high pollution levels will result in an increase in the need for retrofitting existing vehicles.

Manufacturing

We currently manufacture our products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota and assemble our systems in LiqTech Systems, located in Hobro in Jutland, Denmark. We have plans to expand our production capacity in both Denmark and Minnesota, primarily through additional investment in equipment relating to our liquid filtration products, when this becomes necessary.

Raw Materials

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

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. Since the start of the Company the automotive industry has been a focus for us and our single largest market. In 2014, we acquired LiqTech Systems, a Danish systems manufacturing company, which has strengthened our focus on the liquid filtration business. This business is now our largest products group focusing on applications within the pool, drinking water, water reclamation, oil and gas, heavy metal removal and aquaculture markets.

For the year ended December 31, 2015, our four largest customers accounted for approximately 24%, 15%, 11% and 6%, respectively, of our net sales (approximately 56% in total). For the year ended December 31, 2014, our four largest customers accounted for approximately 10%, 5%, 4% and 3%, respectively, of our net sales (approximately 22% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations. Furthermore, a significant portion of our account receivables is concentrated with these major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us.

We plan to actively market our existing products to new customers as we increase our production capacity. As of March 18, 2016, we had 12 full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

As of March 18, 2016, we had one issued United States patent that we co-own with a third party, two issued Danish patents, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014, we obtained a new patent application related to the silicon carbide membrane technology in Denmark. Our patent strategy is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 18, 2016, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

Research and Development

As of March 18, 2016, we had eight (8) full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2015 and 2014, we spent $707,844 and $336,065, respectively, on Company-sponsored research and development.

In 2014, we started the development of a UV LED technology for disinfection of organics in primarily commercial pool and drinking water applications. UV is a known disinfection method, but current technology with mercury lamps has its limitations. With LED technology, it is possible to have instant on/off and thereby apply the correct amount of UV rays for maximum bacteria kill increasing the overall system efficiency. Further, the lifetime of the LED lamps are much higher than mercury lamps and disposal cost at end of life lower and more environmentally friendly. In systems design LED technology provides more flexibility than traditional lamps, which are fixed in length, size and output. We believe that our UV LED development efforts will disrupt the current technology space.

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

Employees

As of March 18, 2016, we had 92 employees, 86 of whom were full-time employees. We had 80 employees at our operations in Denmark, including 8 in research and development, 12 in sales and engineering and 2 in executive management. We also had 12 employees in the United States, one of whom was in executive management; the others were employed in sales, accounting and production.

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

On March 2, 2012, we completed a registered public offering of our common stock whereby we generated net proceeds of approximately $7.1 million and issued to the placement agent and certain of its agents 5 year warrants to purchase 125,575 shares of our common stock with an exercise price equal to $4.06. On October 9, 2013, we conducted a warrant and option exchange whereby we raised $4,051,000 and issued 2,626,000 replacement warrants to purchase 2,626,000 shares of common stock with an exercise price of $2.70 and 75,000 replacement options to purchase 75,000 shares of common stock with an exercise price of $2.70. On July 22, 2014, we conducted an underwritten public offering yielding net proceeds of $10.8 million, of which $2.3 million was used to acquire LiqTech Systems, and we issued to the underwriter a 5-year warrant to purchase 400,000 shares with an exercise price equal to $1.65 per share. As of December 31, 2015, we had net cash balance and restricted cash balances of $1,663,417 and none of the warrants or options issued have been exercised. We have used and intend to continue to use the proceeds from the foregoing offerings and any proceeds from the exercise of warrants and options for the development and marketing of our products, the engineering, development and testing of our membranes, and the opening of local sales offices in certain countries outside of our current locations.

However, we can provide no assurance that the net proceeds from the offerings and any proceeds from exercise of warrants and options will be adequate to achieve our long-term goals. The continued growth of our business will depend in part upon our ability to continue to develop new products and to make strategic acquisitions. We may not generate sufficient cash flow from our operations to allow us to fund these activities. We may need to sell additional equity or borrow funds in order to develop these growth strategies and our inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect our business and future growth.

Our subsidiary LiqTech Systems may not have in place a system of internal control over financial reporting that is adequate to manage that business effectively as part of a public company which could have a negative impact on our business.

LiqTech Systems has not operated under a fully documented system for accounting and internal control over financial reporting that is required for public companies, and we may need to improve its systems. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of LiqTech Systems’ internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or increase our risk of material weakness or significant deficiencies in internal controls.

Our acquisition of Provital included the acquisition of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our acquisition of Provital (now LiqTech Systems) included approximately $9.4 million of goodwill. We will be required to evaluate this goodwill for impairment based on the fair value of LiqTech Systems at least once a year. This estimated fair value could change if LiqTech Systems is unable to achieve operating results at the levels that have been forecasted, the market valuation of LiqTech Systems decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by LiqTech Systems. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team, the loss of whom could have a materially adverse effect on our business.

Our success is, to a large degree, dependent upon the expertise and experience of the management team and its ability to attract and retain quality personnel, including Sune Mathiesen, our Chief Executive Officer. The loss of the services of one or more of such personnel could have a material adverse effect on our business. Our business may be adversely affected if we are unable to continue to attract and retain such personnel.

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

Future growth of our business depends in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide, both of which are beyond our control and the lack of which could negatively affect our future growth.

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected by economic as well as political reasons which are beyond our control. For example, in light of the budget crisis in California, funding was not available for a state-funded emissions control project and its start date was pushed back. Another budget proposal put forth by the Obama administration did not include funding for the EPA’s Diesel Emissions Reduction Act program in fiscal 2012. Funding for these types of emissions control projects drives the demand for our diesel particulate filters. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, which regulations and standards are frequently contested in litigation. For example, the Alliance for California Business recently filed suit against the California Air Resources Board in an effort to cease the California Air Resources Board’s mandate that a DPF be retrofitted on certain older diesel trucks. If existing regulations and emissions standards do not continue to become stricter, are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We have expanded, and expect to continue to expand, our operations. The growth of our business could place significant strain on our management and operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business.

Historically, we have been dependent on a few major customers for a significant portion of our Company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

During the year ended December 31, 2015, we had four customers who accounted for approximately fifty-six (56%) of our total revenues. During the year ended December 31, 2014, we had four customers who accounted for approximately twenty-two (22%) of our total revenues. If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will have a material adverse effect on our operations

Furthermore, a significant portion of our accounts receivable is concentrated with these four major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. A part of the Company’s outstanding receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its receivables may also be higher in certain international markets and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

As of March 18, 2016, we had two issued Danish patents, one issued US patent, one German patent, one Chinese patent and one Korean patent. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot assure that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office and relevant foreign patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the United States Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

The growth of our Company depends in part on maintaining and growing the sales of our current products in our markets, but also in developing new products and technologies. There is significant competition among companies that provide solutions for pollutant emissions from diesel engines and water purification solutions. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services, including products that are verified by the Environmental Protection Agency or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost efficient than our current or future products.

Failure to obtain adequate supplies of raw materials or failure to obtain raw materials at affordable prices could negatively affect our ability to supply products to our customers and negatively affect our profit margins.

We use silicon carbide, platinum and palladium in the manufacture of our products. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products which would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results.

We rely on sub-contractors to meet current demand for our products and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure to do so could have a materially adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We do not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house will require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them, which could have a materially adverse effect on our operations.

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

Any significant fluctuations in our revenue or results of operations could negatively impact investor confidence and shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

 Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States dollar. Because of our activities in Denmark, the European Continent and other countries, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts, however we can make no assurance that such actions will be sufficient to offset a materially adverse effect on our operations in the future.

We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The uncertain macroeconomic environment in the U.S. and other countries around the globe from which we derive significant sales may adversely affect our results and could have a negative impact on demand for our products. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

RISKS RELATED TO OUR COMMON STOCK

Approximately 24.7% of our common stock is beneficially owned by our officers and directors, who have the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of March 18, 2016, 9,926,338 shares, or approximately 24.7% of our common stock, inclusive of shares issuable upon the exercise of immediately exercisable options and warrants, were beneficially owned by our officers and directors, including 4,054,782 shares, or 10.3%, of our common stock beneficially owned by Sune Mathiesen, our Chief Executive Officer, 3,288,541 shares, or 8.3%, of our common stock beneficially owned by Aldo Petersen, our Chairman of the Board and 298,000 shares, or 0.8%, of our common stock beneficially owned by Soren Degn, our Chief Financial Officer. As a result, certain officers and, directors, in particular Sune Mathiesen, and Aldo Petersen, are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. This could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Future equity financings or convertible debt would dilute your ownership and could adversely affect your common stock ownership rights in comparison with those of other security holders.

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

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced, and such newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock, which could make our stock unattractive to existing stockholders.

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our articles of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

There is limited trading volume of our common stock, which could make it difficult for you to liquidate an investment in our common stock in a timely manner.

Since December 2, 2013, our common stock has been traded on NYSE MKT under the symbol LIQT. Because there is limited volume of our common stock, investors may not be able to liquidate their investments when they desire to do so.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 55,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 45,000 square feet is used for production. The lease will expire on August 31, 2018. Our U.S. operations are located at 1800 - 1810 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 30,000 square feet, of which 6,000 square feet is used for office space and 24,000 square feet is used for production. The lease will expire on February 28, 2017. Our LiqTech Systems operations are located at Benshøj Industrivej 24, 9500 Hobro, Denmark. We lease approximately 20,699 square feet at our Hobro location, of which approximately 3,550 square feet is used for office space and 17,149 square feet is used for production. The lease will expire on May 31, 2018. Until June 30, 2017, our LiqTech Systems operation has leased additional 6,060 square feet in Hobro, at Bornholmsvej 3C, Denmark, of which all is planned to be used for production and assembling.

Item 3.       Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as set forth below, as of December 31, 2015, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), for an amount of euro 750,000 before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of March 18, 2016, the case is in the preliminary stages where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed.  An evaluation of the outcome will only be possible after the results of the court appointment expert are known. The defendant believes that the claims are without merit and intends to vigorously defend any litigation.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on NYSE MKT under the symbol LIQT. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2016	High	Low
1st Quarter (through March 21, 2016)	$1.01	$0.73

2015	High	Low
4th Quarter	$1.47	$0.89
3rd Quarter	1.14	0.70
2nd Quarter	0.94	0.66
1st Quarter	1.17	0.67

2014	High	Low
4th Quarter	$1.70	$1.00
3rd Quarter	2.08	1.38
2nd Quarter	2.49	1.60
1st Quarter	2.55	1.82

2013	High	Low
4th Quarter	$2.98	$2.07
3rd Quarter	3.13	2.44
2nd Quarter	3.44	2.35
1st Quarter	2.42	1.33

The above table is based on a report provided by the OTC Markets Group, Inc. until December 2, 2013 and NYSE MKT for the rest of the period. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Based upon information supplied to us by our transfer agent as of March 7, 2016, we had approximately 44 stockholders of record.

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

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October, 2011, we changed our name to LiqTech International, Inc. For more than a decade we have developed and provided state-of-the-art technologies for gas and liquid purification using ceramic silicon carbide filters, particularly highly specialized filters for the control of soot exhaust particles from diesel engines and for liquid filtration. Using nanotechnology, LiqTech develops products using proprietary silicon carbide technology. LiqTech's products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. In particular, LiqTech Systems A/S (www.provital.dk), the Company's subsidiary, has developed a new standard of water filtration technology to meet the ever increasing demand for higher water quality. By incorporating LiqTech's SiC liquid membrane technology with its longstanding systems design experience and capabilities it offers solutions to the most difficult water pollution problem.

Reverse Merger Acquisition

On August 24, 2011, pursuant to the Merger Agreement by and among Blue Moose, BMD Sub and LiqTech USA, BMD Sub was merged with and into LiqTech USA with, LiqTech USA becoming a wholly owned subsidiary of Blue Moose (the “Merger”). Pursuant to the Merger, (a) each of the 17,444.75 outstanding shares of the common stock of LiqTech USA was exchanged for 1,000 shares of our common stock, for a total of 17,444,750 shares of our common stock resulting in 21,600,000 shares of our common stock being outstanding immediately following the Merger and (b) warrants to acquire up to 6,500 shares of LiqTech USA’s common stock at a price of $1,500 per share, were by their terms, converted into warrants to acquire up to 6,500,000 shares of our common stock at a price of $1.50 per share.

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

2014 Developments

Closing of underwritten public offering of common stock

On July 28, 2014, we closed our registered underwritten public offering of 8,000,000 shares at a price to public of $1.50 per share, which included all 1,043,478 shares subject to the underwriter’s over-allotment option. Our estimated net proceeds from the offering were approximately $10.8 million, after deducting underwriting discounts and estimated offering expenses. We used the net proceeds of the offering to fund a portion of the purchase price our acquisition of the operations of LiqTech Systems. Craig-Hallum Capital Group LLC acted as sole managing underwriter of the offering.

Acquisition of Provital

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Provital Shares”) of Provital Solutions A/S, a Danish company (“Provital”) from Masu A/S, a Danish company (“MASU”). In consideration for the Provital Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately $2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company’s common stock (the “Payment Shares”). One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares were held in escrow and one-third of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately $9,662,698 (at December 31, 2015) and EBITDA of DKK6,500,000 that is, approximately $966,270 (at December 31, 2015) or (ii) EBITDA of not less than DKK10,000,000, that is, approximately $1,486,569 (at December 31, 2015)  and gross revenues of not less than DKK50,000,000 , that is, approximately $7,432,844 (at December 31, 2015). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon Provital, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately $17,838,826 (at December 31, 2015) and EBITDA of DKK12,000,000, that is, approximately $1,783,883 (at December 31, 2015) or (ii) EBITDA of not less than DKK16,000,000, that is, approximately $2,378,510 (at December 31, 2015) and gross revenues of not less than DKK80,000,000, that is, approximately $11,892,551 (at December 31, 2015).

The Provital purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000, that is, approximately $27,501,524 (at December 31, 2015) and EBITDA of DKK18,500,000, that is, approximately $2,750,152 (at December 31, 2015) or (ii) EBITDA of not less than DKK26,000,000, that is, approximately $3,865,079 (at December 31, 2015) and gross revenues of not less than DKK130,000,000, that is, approximately $19,325,395 (at December 31, 2015) or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000, that is, approximately $15,608,973 (at December 31, 2015) and EBITDA of not less than DKK21,000,000, that is, approximately $3,121,795 (at December 31, 2015).

2015 Developments

On January 6th, 2015, we announced that the Company received a $2.4 million purchase order for a system based on the Company’s SiC membranes which was delivered in September 2015. This order is part of an enhanced oil recovery project and was received from LiqTech´s preferred partner, Nakasawa Mining and Energy Limited.

In addition, we announced that the Company received a $350,000 SiC membrane system order from Yara Marine Technologies, which was delivered in 2015. The product solution is based on LiqTech know-how acquired in the on-shore power industry for the treatment of wet scrubber wastewater containing heavy metals. New marine regulations related to reducing sulphur oxide emissions became effective January 2015. In order to comply with these new regulations, ship owners have to either burn a more expensive low sulphur fuel oil or to clean the exhaust from heavy fuel oil combustion engines.

On February 3, 2015, we announced that the Company received a $130,000 SiC membrane order from a European customer.

This was a follow-on order from a customer that first installed a system in the fall of 2014. The membranes was for a German power plant for the removal of heavy metals from a flue gas cleaning process.

On March 2, 2015, we announced that we received the first pilot order for a newly developed in-well situated ground water treatment system from the leading pump producer, Grundfos. The pilot unit will be installed at Taarnby Forsyning in Denmark.

 On March 10, 2015, we announced that we received a $660,000 purchase order for two systems based on the company’s SiC membranes for the removal of heavy metals for a marine application, which was delivered in September 2015.

On April 14, 2015, we announced the appointment of Dr. Rengarajan Ramesh, a noted expert and international consultant to governments and companies on water related activities, to our Board of Directors.

Dr. Ramesh has consulted for Wasserstein & Co. on water investments since early 2009 and formally joined Wasserstein & Co. in 2010 as a partner. He has over 30 years of global operating, acquisition strategy, business development, and technology experience. Dr. Ramesh currently serves on the board of RWL Water.

On June 8, 2015, we announced that we signed a three-year agent agreement with a Chinese company to promote and sell the Company’s DPFs in the Chinese market. At the same time, the Company received a purchase order for $814,000 from a large Chinese OEM and retrofit customer. This order was delivered in July 2015.

On June 15, 2015, we announced that we have signed a framework agreement with the Luxemburg based company APATEQ S.A. The framework agreement is for the delivery of LiqTech´s SiC Ultra Fine filters and housings for use in the oil and gas industry. At the same time, the Company also received a purchase order for $165,000.

On June 17, 2015, we announced that we have received a $6.1 million order for a complete system to remove heavy metals from the waste water from an international mining company. The system is based on the Company´s Ultra Filtration membranes and also includes pre-treatment and a de-watering unit to further reduce the amount of harmful waste water to be handled. Final installation is expected to be completed in the first half of 2016.

On June 18, 2015, we announced that we have received an $830,000 purchase order for two systems based on the company’s SiC membranes. The systems was delivered in 2015.

On September 30, 2015, we announced that we received a $790,000 order from an international mining company. The order is for a newly developed highly chemical resistant composite multi-housing for the Company´s SiC membranes, chemical storage tanks and process equipment. The order is expected to be delivered in the first half of 2016.

2016 Developments

On February 22, 2016, we announced that we received an approximately $2.0 million order for a groundwater treatment plant. The order is from the company Synertech for a project in Serbia. LiqTech will deliver engineering and key components for precipitation of arsenic, boron, iron and manganese and a complete Ultra Filtration system based on the Company´s SiC membranes. The order is expected to be delivered in the second quarter of 2016.

On March 3, 2016, we announced that we received a $150,000 order from a new customer in the municipal pool market in France. The order was received by LiqTech´s distributor Lea Technology Group and is the first pool related system order from a French customer.

Results of Operations

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2015 and 2014.

					Period to period change
	2015	As a % of Sales	2014	As a % of Sales	$	Percent %
Net Sales	15,812,587	100%	14,561,192	100%	1,251,395	8.6
Cost of Goods Sold	12,598,163	79.7	12,463,949	85.6	134,214	1.1
Gross Profit	3,214,424	20.3	2,097,243	14.4	1,117,181	53.3
Operating Expenses
Selling and Marketing	2,721,781	17.2	3,360,566	23.1	(638,785)	(19.0)
General and Administrative	2,814,747	17.8	3,019,094	20.7	(204,347)	(6.8)
Non-cash compensation	369,531	2.3	573,029	3.9	(203,498)	(35.5)
Research and Development	707,844	4.5	336,066	2.3	371,778	110.6
Total Operating Expenses	6,613,903	41.8	7,288,755	50.1	(674,852)	(9.3)

Loss from Operating	(3,399,479)	(21.5)	(5,191,512)	(35.7)	1,792,033	(34.5)
Interest and Other Income	98,171	0.6	10,511	0.1	87,660	834.0
Interest (Expense)	(51,232)	(0.3)	(53,379)	(0.4)	2,147	(4.0)
Gain (Loss) on Investments	7,253	0.0	(815)	(0.0)	8,068	(989.9)
Gain on Currency Transactions	459,279	2.9	450,147	3.1	9,132	2.0

Total Other Income	513,471	3.2	406,464	2.8	107,007	26.3

Loss Before Income Taxes	(2,886,008)	(18.3)	(4,785,048)	(32.9)	1,899,040	(39.7)
Income Taxes Expense (Income)	(697,786)	(4.4)	(1,702,551)	(11.7)	1,004,765	(59.0)

Net Loss	(2,188,222)	(13.8)	(3,082,497)	(21.2)	894,275	(29.0)
Less net income attributable to the non-controlled interest in subsidiaries	21,635	0.1	-16,429	(0.1)	38,064	(231.7)
Net Loss attributable to LiqTech	(2,209,857)	(14.0)	(3,066,068)	(21.1)	856,211	(27.9)

Revenues

Net sales for the year ended December 31, 2015 were $15,812,587 compared to $14,561,192 for the same period in 2014, representing an increase of $1,251,395, or 8.6%. The increase in sales consist of a decrease in sales of DPFs of $1,539,321, an increase in sales of liquid filters of $2,814,482 and a decrease in sales of kiln furniture $23,766, respectively. The decrease in demand for our DPFs is mainly due to a lack of new low emissions zone activity in both Europe and United States. The increase in demand for our liquid filters and systems is due to an increase in worldwide sales of those products and the acquisition of LiqTech Systems A/S. The decrease in demand for our kiln furniture is due to our decision to not focus on this product line anymore.

Gross Profit

Gross profit for the year ended December 31, 2015 was $3,214,424 compared to $2,097,243 for same period in 2014, representing an increase of $1,117,181, or 53.3%. The increase in gross profit was due to an increase in sales for the year ended December 31, 2015 compared to the same period in 2014 combined with the acquisition of LiqTech Systems A/S’ higher margin sales and a continuing focus on lowering our production costs. Included in the gross profit is depreciation of $1,437,787 and $1,630,531 for the years ended December 31, 2015 and 2014, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2015 were $6,613,903, representing a decrease of $674,852, or 9.3%, compared to $7,288,755 for the same period in 2014. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $638,785 or 19.0%, a decrease in general and administrative expenses of $204,347 or 6.8% and, a decrease in non-cash compensation expenses of $203,498 or 35.5%, is partially offset an increase in research and development expenses of $371,778 or 110.6% compared to the same period in 2014.

Selling expenses for the year ended December 31, 2015 were $2,721,781 compared to $3,360,566 for the same period in 2014, representing a decrease of $638,785 or 19.0%. This decrease is attributable to a cost reduction in selling expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 20% from period to period has had a decreasing effect on our expenses, because a significant amount of our expenses is in EURO and DKK. This decrease was partially offset by the inclusion of LiqTech Systems in the selling expenses for all the period ending December 31, 2015. LiqTech Systems was part of the consolidated numbers from the date of acquisition on July 29, 2014.

General and administrative expenses for the year ended December 31, 2015 were $2,814,747 compared to $3,019,094 for the same period in 2014, representing a decrease of $204,347, or 6.8%. This decrease is attributable to an increase in general and administrative expenses in general due to the acquisition of Provital Solutions AS offset by the increase of USD against EURO and DKK of approximately 20% from period to period as discussed above in selling expenses resulted in reduced general and administrative expenses for 2015.

Non-cash compensation expenses for the year ended December 31, 2015 were $369,531 compared to $573,029 for the same period in 2014, representing a decrease of $203,498 or 35.5%. This decrease is primarily attributable to decreased non-cash compensation expense for restricted stocks and warrants for services performed granted to directors and consultants offset by stock compensation expense for options granted to employees.

The following is a summary of our non-cash compensation:

	2015	2014
Compensation upon vesting of stock options granted to employees	$154,745	$34,295
Compensation for vesting of restricted stock awards issued to the board of directors	204,500	479,334
Value of warrants issued for services	10,286	59,400
Total	$369,531	$573,029

Research and development expenses for the year ended December 31, 2015 were $707,844 compared to $336,066 for the same period in 2014, representing an increase of $371,778, or 110.6%. This increase is attributable to increased research and development expenditures for the period ended December 31, 2015 compared to the same period in 2014 due to investing in new products, and the inclusion of LiqTech Systems for the entire period ending December 31, 2015. LiqTech Systems was included in the consolidated numbers from the date of acquisition on July 29, 2014.

Net Income

Net income attributable to the Company for the year ended December 31, 2015 was a loss of $2,209,857 compared to a loss of $3,066,068 for the comparable period in 2014, representing an improvement of $856,211. This increase was primarily attributable to an increase of $1,117,181 in our gross profit, a decrease in operating expenses of $674,852, an increase in total other income of $1,792,033 and an decrease in income tax benefit of $1,004,765. The largest contributor to the decrease in operating expenses was a decrease in selling expenses of $638,785 or 19.0%.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2014 and 2013.

					Period to period change
	2014	As a % of Sales	2013	As a % of Sales		Percent %
Net Sales	14,561,192	100.0	12,826,168	100.0	1,735,024	13.5
Cost of Goods Sold	12,463,949	85.6	11,514,463	89.8	949,486	8.2
Gross Profit	2,097,243	14.4	1,311,705	10.2	785,538	59.9
Operating Expenses
Selling and Marketing	3,360,566	23.1	2,650,000	20.7	710,566	26.8
General and Administrative	3,019,094	20.7	3,064,610	23.9	(45,516)	(1.5)
Non-cash compensation	573,029	3.9	1,316,826	10.3	(743,797)	(56.5)
Research and Development	336,066	2.3	499,972	3.9	(163,906)	(32.8)
Total Operating Expenses	7,288,755	50.1	7,531,408	58.7	(242,653)	(3.2)

Loss from Operating	(5,191,512)	(35.7)	(6,219,703)	(48.5)	1,028,191	(16.5)
Interest (Expense)	(53,379)	(0.4)	(50,945)	(0.4)	(2,434)	4.8
Loss on Investments	(815)	(0.0)	(199,811)	(1.6)	198,996	(99.6)
Gain on Currency Transactions	450,147	3.1	7,638	0.1	442,509	5793.5
Other income	10,511	(0.0)	4,671	0.0	5,840	125.0
Total Other Income (Expense)	406,464	2.8	(238,447)	(1.9)	644,911	(270.5)

Income Before Income Taxes	(4,785,048)	(32.9)	(6,458,150)	(50.4)	1,672,102	(25.9)
Income Taxes Expense (Income)	(1,702,551)	(11.7)	(1,611,561)	(12.6)	(90,990)	5.6

Net Income	(3,082,497)	(21.2)	(4,846,589)	(37.8)	1,764,092	(36.4)
Less net income attributable to the non-controlled interest in subsidiaries	(16,429)	(0.1)	(19,112)	(0.1)	2,683	(14.0)
Net Income attributable to LiqTech	(3,066,068)	(21.1)	(4,827,477)	(37.6)	1,761,409	(36.5)

Revenues

Net sales for the year ended December 31, 2014 were $14,561,192 compared to $12,826,168 for the same period in 2013, representing an increase of $1,735,024, or 13.5%. The increase in sales consist of an increase in sales of liquid filters of $2,450,680, partially offset by a decrease in sales of DPFs of $311,933 and a decrease in sales of kiln furniture $403,723. The decrease in demand for our DPFs is mainly due to a lack of new low emissions zone activity in both Europe and United States. The increase in demand for our liquid filters and systems is due to an increase in worldwide sales of those products and the acquisition of LiqTech Systems A/S. The decrease in demand for our kiln furniture is due to our decision to not focuse on this product line anymore.

Gross Profit

Gross profit for the year ended December 31, 2014 was $2,097,243 compared to $1,311,705 for same period in 2013, representing an increase of $785,538, or 59.9%. The increase in gross profit was due to an increase in sales for the year ended December 31, 2014 compared to the same period in 2013 combined with the acquisition of LiqTech Systems A/S’ higher margin sales and a continuing focus on lowering our production costs. Included in the gross profit is depreciation of $1,630,531 and $1,689,523 for the years ended December 31, 2014 and 2013, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2014 were $7,288,755, representing a decrease of $242,653, or 3.2%, compared to $7,531,408 for the same period in 2013. This decrease in operating expenses is attributable to a decrease in general and administrative expenses of $45,529 or 1.5%, partially offset by an increase in selling and marketing expenses of $710,566 or 26.8% and a decrease in non-cash compensation expenses of $743,784 or 56.5% and a decrease in research and development expenses of $163,906 or 32.8% compared to the same period in 2013.

 Selling expenses for the year ended December 31, 2014 were $3,360,566 compared to $2,650,000 for the same period in 2013, representing an increase of $710,566 or 26.8%. This increase is attributable to an increase in costs in general, the increase in investment in our sales resources, investments in new market opportunities and the acquisition of LiqTech Systems A/S. While we believe that increased investment in sales may produce attractive returns for the Company, profitability from such investments will likely take several fiscal quarters to be realized.

General and administrative expenses for the year ended December 31, 2014 were $3,019,094 compared to $3,064,610 for the same period in 2013, representing a decrease of $45,516, or 1.5%. This decrease was mainly attributable to the fact that during the year ended December 31, 2013, the Company had a one-time expense of approximately $675,000 related to being a U.S. public company. This decrease was partly offset against an increase in expenses related to the acquisition of LiqTech Systems A/S.

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company did not have any available lines of credit with any lender. At December 31, 2015, we had cash and restricted cash of $1,663,417 and working capital of $7,642,313 and at December 31, 2014, we had cash and restricted cash of $6,072,631 and working capital of $10,570,409. At December 31, 2015, our working capital decreased by $2,928,096, compared to December 31, 2014. Total current assets were $12,983,004 and $14,662,319 at December 31, 2015 and at December 31, 2014, respectively, and total current liabilities were $5,340,690 and $4,091,910 at December 31, 2015 and at December 31, 2014, respectively.

On July 28, 2014, we closed our registered firm commitment underwritten public offering of 8,000,000 shares at a price to public of $1.50 per share, which included all 1,043,478 shares subject to the underwriter’s over-allotment option. The net proceeds from the offering were $10.8 million, after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds of the offering to fund a portion of the purchase price for its previously announced acquisition of the operations of LiqTech Systems A/S. LiqTech intends to use the net proceeds from this offering to pay transaction expenses, and for other general corporate purposes.

LiqTech Systems had previously a DKK 2,000,000 (approximately $300,000 at September 30, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. The line was cancelled June 12, 2015.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 473,100 (approximately $69,000 at December 31, 2015) with a bank, subject to certain base limitations. As of December 31, 2015, we had DKK473,100 (approximately $69,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

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

Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2015 was $2,090,964, representing a decrease of $3,642,710 compared to cash used by operating activities of $5,733,674 for the year ended December 31, 2014. The $3,642,710 decrease in cash used by operating activities for the year ended December 31, 2015 was mainly due to decreases in accounts receivable of $1,280,537 and long term contracts of $1,171,325 offset by increases of $1,118,143 in accounts payable and $24,671 in accrued expenses and the improvement in the net loss, after taking into account the assets and liabilities acquired in the acquisition of LiqTech Systems AS.

The increase in accounts payable, and the increase in accrued expenses were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $592,656 for the year ended December 31, 2015, as compared to cash used in investing activities of $2,331,116 for the year ended December 31, 2014. Cash used in investing activities decreased of $1,738,460 for the year ended December 31, 2015, compared to the year ended December 31, 2014. This decrease was primarily due to the $1,874,684 net cash used to purchase LiqTech Systems AS in 2014 offset by a period over period increase of $119,846 in the purchase of property and equipment.

Cash used by financing activities was $223,072 for the year ended December 31, 2015, as compared to cash provided by financing activities of $10,451,991 for the year ended December 31, 2014. This change of $10,675,163 in cash provided by financing activities in 2015, compared to 2014, was primarily due to the public offering of 8,000,000 shares at a price to public of $1.50 per share in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2014 was $5,733,674, representing an increase of $3,592,320 compared to cash used by operating activities of $2,141,354 for the year ended December 31, 2013. The $3,592,230 increase in cash used by operating activities for the year ended December 31, 2014 was mainly due to decreases in accounts payable of $2,682,139 and accrued expenses of $2,152,657 partially offset by a decreases of $877,457 in accounts receivable and $712,273 in inventory and the improvement in the net loss, after taking into account the assets and liabilities acquired in the acquisition of LiqTech Systems AS.

The decrease in inventory, the decrease in accounts payable, and the decrease in accrued expenses were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $2,331,170 for the year ended December 31, 2014, as compared to cash used in investing activities of $648,495 for the year ended December 31, 2013. Cash used in investing activities increased for the year ended December 31, 2014, compared to the year ended December 31, 2013. This increase was primarily due to the $1,874,684 net cash used to purchase LiqTech Systems AS offset by a period over period decrease of $172,473 in the purchase of property and equipment.

Cash provided by financing activities was $10,451,991 for the year ended December 31, 2014, as compared to cash provided by financing activities of $3,675,180 for the year ended December 31, 2013. This change of $6,776,811 in cash provided by financing activities in 2014, compared to 2013, was primarily due to the public offering of 8,000,000 shares at a price to public of $1.50 per share.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2015 are as follows:

Year ending December 31,	Lease Payments
2016	715,965
2017	516,949
2018	294,853
Thereafter	-
Total Minimum Lease Payments	$1,527,767

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2015 and December 31, 2014 was as follows:

	2015	2014
Allowance for doubtful accounts at the beginning of the period	$1,654,290	$608,356
Bad debt expense	80,729	216,919
Amount of receivables written off	(398,083)	(42,117)
Acquired subsidiary	-	951,354
Effect of currency translation	(249,065)	(80,222)
Allowance for doubtful accounts at the end of the period	$1,087,871	$1,654,290

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

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded no impairment charge on goodwill, during the year ended December 31, 2015 as the estimated fair value of the reporting unit exceed the carrying value.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2015 and 2014, no impairment charge of long-lived assets has been recorded.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2015, we had total furnace parts and supplies of $466,538, raw material of $1,498,406, work-in-process inventory of $1,770,070, total finished goods inventory of $1,788,160 and reserve for obsolescence of $606,504. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

Item 8.       Financial Statements and Supplementary Data.

Our financial statements are attached on the following “F” pages.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets at December 31, 2015 and 2014	F2

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	F4

Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2015 and 2014	F5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2015 and 2014	F6

Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014	F7

Notes to the Consolidated Financial Statements	F9

F-i

4397 SOUTH ALBRIGHT DRIVE, SALT LAKE CITY, UTAH 84124

(801) 277-2763 PHONE • (801) 277-6509 FAX

Board of Directors

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Industriparken 22C, DK

2750 Ballerup, Denmark

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2015 and 2014. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting for the year ended December 31, 2015 and 2014. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LiqTech International, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015, and 2014, in conformity with generally accepted accounting principles in the United States.

/s/ Gregory & Associates, LLC

March 23, 2016

Salt Lake City, Utah

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2015	2014
Current Assets:
Cash	$1,370,591	$5,853,752
Restricted cash balances	292,826	218,879
Accounts receivable, net	3,191,858	1,992,206
Other receivables	505,945	344,331
Cost in excess of billing	2,519,321	1,172,658
Inventories	4,916,671	4,914,866
Prepaid expenses	13,670	55,990
Current deferred tax asset	172,122	109,637

Total Current Assets	12,983,004	14,662,319

Property and Equipment, net accumulated depreciation:	3,538,694	4,524,386

Other Assets:
Investments at costs	21,838	6,085
Long term deferred tax asset	3,684,497	3,496,459
Goodwill	7,582,749	8,460,512
Other intangible assets	10,386	16,708
Deposits	252,378	259,070

Total Other Assets	11,551,848	12,238,834

Total Assets	$28,073,546	$31,425,539

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2015	2014
Current Liabilities:
Current portion of capital lease obligations	$150,157	$170,187
Accounts payable	3,455,085	2,336,942
Accrued expenses	1,441,840	1,439,735
Billing in excess of cost	175,338	-
Accrued income taxes payable	570	570
Deferred revenue / customers deposits	117,700	144,476

Total Current Liabilities	5,340,690	4,091,910

Long-term capital lease obligations, less current portion	165,572	368,614
Total Long-Term Liabilities:	165,572	368,614

Total Liabilities	5,506,262	4,460,524

Commitment and Contingencies See Note 10	-	-

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,532,035 and 39,404,782 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	39,532	39,405
Additional paid-in capital	36,087,808	35,632,410
Accumulated deficit	(7,592,709)	(5,382,852)
Deferred compensation	(590,742)	(504,748)
Other comprehensive income, net	(5,376,605)	(2,835,917)
Non-controlled interest in subsidiaries	-	16,717

Total Stockholders' Equity	22,567,284	26,965,015

Total Liabilities and Stockholders' Equity	$28,073,546	$31,425,539

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Net Sales	$15,812,587	$14,561,192

Cost of Goods Sold	12,598,163	12,463,949

Gross Profit	3,214,424	2,097,243

Operating Expenses:
Selling expenses	2,721,781	3,360,566
General and administrative expenses	2,814,747	3,019,094
Non-cash compensation expenses	369,531	573,029
Research and development expenses	707,844	336,066

Total Operating Expense	6,613,903	7,288,755

Loss from Operations	(3,399,479)	(5,191,512)

Other Income
Interest and other Income	98,171	10,511
Interest expense	(51,232)	(53,379)
Gain (Loss) on investments	7,253	(815)
Gain on currency transactions	459,279	450,147

Total Other Income	513,471	406,464

Loss Before Income Taxes	(2,886,008)	(4,785,048)

Income Tax Benefit	(697,786)	(1,702,551)

Net Loss	(2,188,222)	(3,082,497)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	21,635	(16,429)

Net Loss Attributable To LiqTech	$(2,209,857)	$(3,066,068)

Basic Loss Per Share	$(0.06)	$(0.09)

Weighted Average Common Shares Outstanding	39,486,941	32,398,941

Diluted Loss Per Share	$(0.06)	$(0.09)

Weighted Average Common Shares Outstanding Assuming Dilution	39,486,941	32,398,941

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2015	2014

Net Loss	(2,188,222)	(3,082,497)

Currency Translation, Net of Taxes	(2,540,688)	(2,543,352)

Other Comprehensive Loss	$(4,728,910)	$(5,625,849)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	-	(2,628)

Comprehensive Loss Attributable To LiqTech International Inc.	$(4,728,910)	$(5,623,221)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

					Other		Non-
			Additional		Compre-	Deferred	controlled
	Common Stock		Paid-in	Retained	hensive	Compen-	Interest in
	Shares	Amount	Capital	Earnings	Income	sation	Subsidiaries
BALANCE, December 31, 2013	27,212,500	$27,213	$18,700,574	$(2,316,784)	$(292,565)	$(1,008,450)	$24,559

Common shares issued for cash at $1.50 per share, net of offering cost of $1,263,721, July 2014	8,000,000	8,000	10,728,279
			,
Common shares issued in connection with acquisition at $1.50 per share, July 2014	4,044,782	4,045	6,063,127

Common shares issued at $1.58 each for services provided and to be provided by the board of directors	100,000	100	157,900			(158,000)

Exercised of warrants and stock options at $1.50	47,500	48	71,203

Forfeiture of Stock Based Compensation			(563,459)			563,459

Deferred compensation on shares issued to the board of directors, employers and services			474,786			(474,786)

Stock based compensation expenses recognized for the year ended December 31, 2014						573,029

Currency translation, net					(2,543,352)		(7,842)

Net Income for the year ended December 31, 2014				(3,066,068)

BALANCE, December 31, 2014	39,404,782	$39,405	$35,632,410	$(5,382,852)	$(2,835,917)	$(504,748)	$16,717

Common shares issued at $0.75 each for services provided and to be provided by the board of directors	100,000	100	74,900			(75,000)

Common shares issued at $0.74 each for services provided and to be provided by the board of directors	27,253	27	20,140			(20,167)

Deferred compensation on shares issued to the board of directors, employees and services			391,546			(391,546)

Forfeiture of Stock Based Compensation			(31,188)			31,188

Stock based compensation expenses recognized for the year ended December 31, 2015						369,531

Currency translation, net					(2,540,688)		(16,717)

Net Income for the year ended December 31, 2015				(2,209,857)

BALANCE, December 31, 2015	39,532,035	$39,532	$36,087,808	$(7,592,709)	$(5,376,605)	$(590,742)	$0

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(2,188,222)	$(3,082,497)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	1,444,109	1,630,531
Non-cash compensation	369,531	573,029
Bad debt expense	(80,729)	216,919
Reserve for obsolete inventory	174,143	203,996
Change in deferred tax asset / liability	(250,523)	(1,206,796)
Loss on sale of equipment	-	946
Loss on Long- term investments	-	797
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(73,947)	(218,879)
(Increase) decrease in accounts receivable	(1,280,537)	877,457
(Increase) decrease in inventory	(175,948)	712,273
(Increase) decrease in prepaid expenses/deposits	49,012	(15,245)
Increase (decrease) in accounts payable	1,118,143	(2,682,139)
Increase (decrease) in accrued expenses	(24,671)	(2,152,657)
Increase (decrease) long-term contracts	(1,171,325)	(591,409)

Total Adjustments	97,258	(2,651,177)

Net Cash Used by Operating Activities	(2,090,964)	(5,733,674)

Cash Flows from Investing Activities:
Purchase of property and equipment	(576,278)	(456,432)
Net cash paid to purchase LiqTech Systems	-	(1,874,684)
Purchase of long-term investments	(16,378)	-

Net Cash Used by Investing Activities	(592,656)	(2,331,116)

Cash Flows from Financing Activities:
Payments on notes payable	-	(131,559)
Net payments proceeds on capital lease obligation	(223,072)	(223,978)
Proceeds from issuance of common stock and warrants	-	12,071,250
Payment of stock offering costs	-	(1,263,722)

Net Cash Provided (Used) by Financing Activities	(223,072)	10,451,991

Loss on Currency Translation	(1,576,469)	(1,417,724)

Net Increase (decrease) in Cash and Cash Equivalents	(4,483,161)	969,477
Cash and Cash Equivalents at Beginning of Period	5,853,752	4,884,275
Cash and Cash Equivalents at End of Period	$1,370,591	$5,853,752

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$51,232	$53,379
Income Taxes	$570	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$154,745	$34,295
Compensation for vesting of restricted stock awards issued to the board of directors	204,500	479,334
Value of warrants issued for services	10,286	59,400
Total	$369,531	$573,029

During July 2014, the Company acquired all the issued and common share of LiqTech Systems AS, through the issuance of 4,044,782 common shares and $2,300,000 in cash. See Note 15.

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

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA. LiqTech NA, Inc. engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada.

LiqTech Asia (“LiqTech Asia”) a 60% owned subsidiary of LiqTech Int. DK, incorporated in South Korea on July 20, 2006, was a dormant subsidiary. The company was closed on March 6, 2015.

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany. The Company is in the process of closing operations, which is expected to be completed during 2016.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area. The Company is in the process of closing operations, which is expected to be completed during 2016.

LiqTech Systems AS, a Danish Corporation ("LiqTech Systems") (Formerly Provital Solutions A/S) was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within the pool and spa markets, marine applications, and a number of industrial applications within Denmark and international markets. The financial statements include the accounts of LiqTech Systems from the date of acquisition on July 31, 2014.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended December 31, 2015 and 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at December 31, 2015 and December 31, 2014. At December 31, 2015 and 2014, the Company had cash balances of $292,826 and $218,879 that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Allowance for doubtful accounts at the beginning of the period	$1,654,290	$608,356
Bad debt expense	80,729	216,919
Amount of receivables written off	(398,083)	(42,117)
Acquired subsidiary	-	951,354
Effect of currency translation	(249,065)	(80,222)
Allowance for doubtful accounts at the end of the period	$1,087,871	$1,654,290

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

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $34,442 and $50,327, for the years ended December 31, 2015 and 2014, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2015 and 2014 were $707,844, and $336,066, respectively, of research and development costs.

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

Stock Options and Awards -- The Companies have granted stock options to certain key employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $369,531 and $573,029 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $157,080 and $0 for the years ended December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements -- In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will early adopt. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

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

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2015 and December 31, 2014:

	2015	2014
Furnace parts and supplies	$466,538	$507,849
Raw materials	1,498,406	1,501,050
Work in process	1,770,070	1,326,840
Finished goods and filtration systems	1,788,161	2,028,225
Reserve for obsolescence	(606,504)	(449,098)
Net Inventory	$4,916,671	$4,914,866

The inventory is held as collateral on a lines and credit and guarantees with financial institutions. See Note 8.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	Useful Life			2015	2014
Production equipment	3	-	10	$10,536,377	$10,792,494
Lab equipment	3	-	10	143,783	160,427
Computer equipment	3	-	5	269,526	288,351
Vehicles	3	-	5	40,365	93,477
Furniture and fixture		5		141,502	180,138
Leasehold improvements		10		972,023	1,052,923
				12,103,576	12,567,810
Less Accumulated Depreciation				(8,564,882)	(8,043,424)
Net Property and Equipment				$3,538,694	$4,524,386

Depreciation expense amounted to $1,437,787 and $1,622,552, for the year ended December 31, 2015 and 2014, respectively. The property and equipment is held as collateral on a lines of credit and guarantees with financial institutions. See Note 8.

NOTE 5 – INVESTMENTS AT COST

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2015	Level 1	Level 2	Level 3

Investments	-	-	21,838

Total	-	-	21,838

As of December 31, 2014	Level 1	Level 2	Level 3

Investments	-	-	6,085

Total	-	-	6,085

At December 31, 2015, our total investments of $21,838 consisted of an investment of $5,460 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,378 in LiqTech Italy, a newly organized Italian Company, to strengthen our sales channels in the Italian market.

At December 31, 2014, our total investments of $6,085 consisted of an investment of $6,085 in LEA Technology.

During December 31, 2014 the Company contributed $815 to Bio Filtration Technology, a Danish company developing a biofuel and manure concentration technology, which the Company owns a 15% interest. During December 31, 2014 the Company wrote off $815 the investment due to uncertainties about the future free cash flow that can be generated from the investment.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2015 and December 31, 2014, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $10,386 and $16,708, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the years ended December 31, 2015 and 2014 was $6,322 and $7,979, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2016	$4,589
2017	2,787
2018	2,344
2019	666
Thereafter	-
$10,386

NOTE 7 - GOODWILL

The following is a summary of goodwill:

December 31, 2015

Goodwill at beginning of period	$8,460,512
Effect of currency translation	(877,763)
Goodwill at end of period	$7,582,749

Goodwill consists of:	December 31, 2015

LiqTech Systems A/S (Formerly Provital Solutions A/S)	$7,582,749

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Key variables included in evaluating goodwill for impairment include the pipeline of proposed potential customer sales, budgeted reoccurring sales, risk free interest rate and risk premium rate and future budgeted operating results. The company recorded no impairment charge on goodwill, during the years ended December 31, 2015 and 2014 as managements estimated fair value of the reporting unit exceeded the carrying value.

During December 2014, an adjustment was made to the goodwill acquired in the acquisition of goodwill for $775,788 in allowances established against acquired receivables and $196,255 in additional costs recorded on long-term contacts net of $135,990 in taxes.

NOTE 8 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $69,000 at December 31, 2015) with a bank, subject to certain base limitations. As of December 31, 2015, we had DKK473,100 (approximately $69,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 9 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2015 are as follows:

Year ending December 31,	Lease Payments
2016	715,965
2017	516,949
2018	294,853
Thereafter	-
Total Minimum Lease Payments	$1,527,767

Lease expense charged to operations was $697,736 and $747,558, for the year ended December 31, 2015, and 2014.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,623, $3,729, $610 and $549 expiring through July 2018. Included in property and equipment, at December 31, 2015 and December 31, 2014, the Company had recorded equipment on capital lease at $1,302,005 and $1,469,058, respectively, with related accumulated depreciation of $1,033,062 and $997,645, respectively.

During the years ended December 31, 2015 and 2014, depreciation expense for equipment on capital lease amounted to $141,050, and $212,443, respectively, and has been included in depreciation expense. During the years ended December 31, 2015 and 2014, interest expense on a capital lease obligation amounted to $26,840 and $43,595, respectively.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2016	$187,863
2017	125,605
2018	24,492
Thereafter	-
Total minimum lease payments	337,960
Less amount representing interest	(22,231)
Present value of minimum lease payments	315,729
Less Current Portion	(150,157)
$165,572

NOTE 10 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2015 and 2014, matching contributions were expensed and totaled $14,610 and $16,743, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), for an amount of euro 750,000 (approximately $690,000 at December 31, 2015) before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of March 18, 2016, the case is in a preliminary stage where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed.  An evaluation of the outcome will only be possible after the results of the court appointment expert are known. The defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $69,000 at December 31, 2015) with a bank, subject to certain base limitations. As of December 31, 2015, we had DKK473,100 (approximately $69,000) in working guarantee against the line. At December 31, 2015, the Company had a cash balance of $292,826 that is restricted to secure work issued by the Company that is not part of the above line of credit.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes; which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%, Actual results could differ from these estimates.

Current tax planning strategies, including our new Business Plan strategy, have management estimating that it is more likely not that the business units will be able to generate pretax profit equal to or in excess of the net operating loss carryforwards. As of December 31, 2015 the Company had net operating loss carryovers of approximately $8,420,000 for U.S. Federal purposes expiring through 2035; approximately $5,650,000 for Danish tax purposes which do not expire; approximately $112,000 for German tax purposes which do not expire and approximately $116,000 for Singapore tax purposes which do not expire.

As of December 31, 2015 and 2014, the Company established a valuation allowance of $228,170 and $118,328 for the tax paying components LiqTech Singapore and LiqTech Germany as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards of these components.  The change in the valuation for the years ended December 31, 2015 and 2014 was $109,842 and $118,328, respectively.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets. The same variable used by the Company in evaluating goodwill for impairment were used in assessing the realization of deferred tax assets (See Note 7). Other tax planning strategies include allocating sales orders to the tax paying component with production capacity and geographical proximity, assessing an intercompany management fee to allocate administration cost between revenue generating tax components.

The Company further considered the following positive and negative evidence:

Positive Evidence

1) The Company acquired LiqTech Systems AS on July 2014. LiqTech Systems designs water treatment system for pool filtration around the silicon carbide manufactured by LiqTech International AS. Synergies realized by the acquisition include accelerating the change of business strategy to manufacture and offer full water treatment systems.

2) During 2015, the Company secured and manufactured water treatment systems in the pool filtration, pre drinking water filters, ground water filtration, oil and gas, marine waste water, and mining industries.

3) The Company had profitable 2015 third and fourth quarter results. The Company noted a significant increase in proposed sales pipeline from December 31, 2014 to 2015.

4) The Company executed in June 2015 a Diesel Particular Filtration supplier contract in China.

5) For Danish tax purposes the Company is able to obtain tax refunds for research and development expenditures

Negative Evidence

1) The Company has noted a longer than anticipated sales cycle from proposals to signing filtration systems order.

2) The Company has a net loss from operations for the year ended December 31, 2015.

3) The Company has experienced a decrease in DPF sales.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2015 and December 31, 2014:

	2015	2014
Vacation accrual	$3,933	$5,077
Allowance for doubtful Accounts	14,089	13,955
Reserve for obsolete inventory	154,100	90,605
Net current tax assets	$172,122	$109,637

Business tax credit carryover	30,935	25,709
Deferred compensation	-	171,615
Net operating loss carryover	4,333,820	4,001,198
Excess of book over tax depreciation	(452,088)	(583,735)
Valuation Allowance	(228,170)	(118,328)
Long term deferred tax asset	$3,684,497	$3,496,459

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Computed tax at expected statutory rate	$(991,139)	$(2,313,668)
State and local income taxes, net of federal benefits	(20,476)	(5,307)
Non-deductible expenses	5,291	12,711
Non-US income taxed at different rates	47,837	480,085
Non-deductible deferred compensation	140,175	-
Effect of changes in tax rates	(31,748)	-
Non-deductible loss of subsidiaries	50,579	-
Valuation Allowance	109,842	118,328
Other items	(8,147)	5,300
Income tax expense (benefit)	$(697,786)	$(1,702,551)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Current income tax expense:
Danish	$(266,107)	$(336,868)
Korean	-	600
Federal	-	-
State	570	570
Current tax (benefit)	$(265,537)	$(335,698)

Book in excess of tax depreciation	$(136,572)	$(151,131)
Deferred rent	-	-
Business tax credit carryover	(5,226)	(5,525)
Net operating loss carryover	(517,153)	(1,347,132)
Allowance for doubtful accounts	156,036	118,328
Deferred compensation	-	-
Accrued Vacation	1,143	(916)
Deferred Compensation	171,615	26,815
Reserve for obsolete inventory	(102,092)	(7,292)
Deferred tax expense (benefit)	$(432,249)	$(1,366,853)
Total tax expense (benefit)	$(697,786)	$(1,702,551)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2010 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2012 for U.S. federal and U.S. states tax returns.

NOTE 12 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31
	2015	2014
Net Income (Loss) attributable to LiqTech International Inc.	$(2,209,857)	$(3,066,068)
Weighted average number of common shares used in basic earnings per share	39,486,941	32,398,941
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	39,486,941	32,398,941

For the year ended December 31, 2015, Parent had 1,071,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 7,225,575 warrants outstanding to purchase common stock of Parent at $1.00 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the year ended December 31, 2014, Parent had 1,960,130 options outstanding to purchase common stock of Parent at $1.50 to $3.60 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2015 and December 31, 2014, respectively, there were 39,532,035 and 39,404,782 common shares issued and outstanding.

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

Common Stock Issuance

On August 14, 2015, the Company issued an additional 27,253 shares of restricted stock valued at $20,167 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 27,253 shares vested on January 1, 2016.

On April 13, 2015, the Company issued an additional 100,000 shares of restricted stock valued at $75,000 for services provided and to be provided by the board of directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 33,333 shares vested on January 1, 2016, 33,333 shares will vest on January 1, 2017 and 33,334 shares will vest on January 1, 2018.

During the third quarter 2014, the Company issued 47,500 shares of common stock in connection with the exercise of 47,500 stock options with an exercise price of $1.50 each.

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the “Shares”) of LiqTech Systems and as part of the consideration for the LiqTech Systems Shares, the Company issued 4,044,782 of Parent’s common shares.

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

During 2013, the Company issued an additional 300,000 shares of restricted stock valued at $960,000 for services provided and to be provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 133,333 shares vested on January 1, 2014, 133,333 shares vested on January 1, 2015 and 33,334 shares vested on January 1, 2016.

As of December 31, 2015 and 2014, the Company has recorded non-cash compensation expense of $204,500 and $479,333 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at December 31, 2015 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	200,000	2.01	$1.00	66,667	$1.00
$1.50	3,874,000	1.01	$1.50	3,874,000	$1.50
$1.65	400,000	3.58	$1.65	400,000	$1.65
$2.70	2,626,000	1.01	$2.70	2,626,000	$2.70
$4.06	125,575	1.19	$4.06	125,575	$4.06
Total	7,225,575	1.18	$1.98	7,092,242	$1.99

At December 31, 2015, the Company had 133,333 non-vested warrants. We have recorded non-cash compensation expense of $10,286 for the year ended December 31, 2015 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At December 31, 2015, 1,071,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

	LiqTech International, Inc.
Expected term (in years)	5	-	10
Volatility	74.65%	to	76.87%
Risk free interest rate	1.38%	-	2.24%
Dividend yield		0%

The Company recognized stock based compensation expense related to the options of $154,745 and $34,295 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 the Company had approximately $452,807 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2015 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	425,000	4.62	$0.74	0	$0.74
$0.75	100,000	4.29	$0.75	0	$0.75
$1.01	130,000	9.97	$1.01	130,000	$1.01
$1.57	100,000	1.79	$1.57	100,000	$1.57
$1.90	316,000	1.08	$1.90	210,667	$1.90
Total	1,071,000	3.93	$1.19	440,667	$1.56

A summary of the status of the options at December 31, 2015, and changes during the period is presented below:

	December 31, 2015
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,960,130	$2.55	0.70	$-
Granted	655,000	0.80	-	140,750
Exercised	-	-	-	-
Forfeited	(87,500)	1.90	-	-
Expired	(1,456,630)	2.79	-	-
Outstanding at end of period	1,071,000	$1.19	3.93	$140,750
Vested and expected to vest	1,071,000	$1.27	3.20	$67,250
Exercisable end of period	440,667	$1.56	3.86	$-

At December 31, 2015, the Company had 630,333 non-vested options with a weighted average exercise price of $0.94 and with a weighted average grant date fair value of $0.49, resulting in unrecognized compensation expense of $259,254, which is expected to be expensed over a weighted-average period of 3.97 years.

The total intrinsic value of options at December 31, 2015 was $140,750. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2015 (for outstanding options), less the applicable exercise price.

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2015, our four largest customers accounted for approximately 24%, 15%, 11% and 6%, respectively, of our net sales (approximately 56% in total). For the year ended December 31, 2014, our four largest customers accounted for approximately 10%, 5%, 4% and 3%, respectively, of our net sales (approximately 22% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31
	2015	2014
United States and Canada	$1,521,718	$3,152,919
Australia	382,883	374,289
South America	2,400,000	16,845
Asia	1,139,090	2,004,409
Europe	10,368,896	9,012,730
	$15,812,587	$14,561,192

The Company’s sales by product line are as follows for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31
	2015	2014
Ceramic diesel particulate	$5,081,304	$6,620,625
Liquid filters	10,347,010	7,532,528
Kiln furniture	384,273	408,039
	$15,812,587	$14,561,192

NOTE 15 – ACQUISITION

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

Current fair value of the consideration transferred to acquire LiqTech Systems A/S:

Cash	$2,300,000
4,044,782 common shares at $1.5 a share	6,067,173
Current consideration transferred for the acquisition	$8,367,173

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. The Company believes that the acquisition of LiqTech Systems A/S facilitates the Company’s entry into the waters filtration systems industry market, diversifies its product revenue and enhances its strength in providing whole system offerings. These factors contributed to consideration transferred in excess of the fair value of LiqTech Systems net tangible and intangible assets acquired, resulting in the Company recording goodwill in connection with the transaction. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations.

The Company’s allocation of consideration transferred for LiqTech Systems AS is as follows:

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

Goodwill

The $9,383,593 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to the benefits expected from combining the Company’s operations with LiqTech Systems AS.

NOTE 16 - SUBSEQUENT EVENT

The Company’s management reviewed material events through March 18, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment and those criteria, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption by the SEC which permits the Company to provide only management’s report in this report.

Item 9B.  Other Information

 None

Item 10.   Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 18, 2016.

Name	Age	Titles
Aldo Petersen	54	Chairman of the Board
Sune Mathiesen	41	Chief Executive Officer (Principal Executive Officer), Director
Soren Degn	46	Chief Financial Officer (Principal Financial and Accounting Officer)
Paul Burgon	45	Director
Mark Vernon	63	Director
Michael S. Barish	75	Director
Rengarajan Ramesh	55	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Aldo Petersen. Aldo Petersen has been Chairman of the Board of LiqTech since August 2011. He has been the Chief Executive Officer of APE Invest A/S, aprivate Danish investment company, since 1996. Until 2006, Mr. Petersen was also the Chief Executive Officer of EuroTrust (formerly known as Telepartner), a former NASDAQ-listed company that he founded in 1986. Prior to EuroTrust, he started and sold one of Denmark’s first hedge funds, Dansk Fromue Invest. Mr. Petersen wasa major investor in Greentech, a renewable energy company that builds wind farms in Denmark, Germany, Poland and Italy. He is a private investor in wind farms in Germany and France, and was also a major investor in Football Club Copenhagen (listed on the Copenhagen Stock Exchange). Mr. Petersen has a B.A. degree in Economics from Copenhagen Business School.

Sune Mathiesen. Mr. Mathiesen was appointed as Chief Executive Officer and a Director of LiqTech International on July 29 2014. Mr. Mathiesen has served as Chief executive officer and as a Director of Masu A/S, a Danish company since February 2013. He has served as CEO and Director of the Board of Provital Solutions A/S since March 2012. Before that he served as Country Manager of Broen Lab Group since August 2010 and before that as Country Manager of GPA Flowsystem since February 2000. Mr. Mathiesen has a solid background in executive management, sales and turn-arounds. Mr. Mathiesen has been working hands-on with technical products within the valves and fittings industry for the past 16 years. He has a degree in commercial science from Via College in Randers, Denmark.

Soren Degn. Mr. Degn has served as Chief Financial Officer of LiqTech International, Inc. since August 2011. From 2008 until 2011, he was the Chief Financial Officer of Guava, a publicly listed internet advertising company. From 2007 to 2008, Mr. Degn served as Chief Financial Officer of Advance Renewable Energy Ltd. From 2001 to 2006, he was the Chief Financial Officer of EuroTrust (a NASDAQ/AIM listed company, formerly known as Telepartner). From 1996 to 2001, he was the financial controller at Kampsax (a consulting company). From 1989 to 1996, he worked at KPMG in Denmark. Mr. Degn has a B.A. degree in Business Administration and an M.B.A. from Copenhagen Business School.

Paul Burgon. Mr. Burgon has served as a Director of LiqTech since September 2011. Mr. Burgon has led corporate mergers and acquisitions for most of his career, leading and completing over 60 transactions worth over $2 billion. Mr. Burgon has been the Vice President of Business Development for Steel Partners Holdings since 2012. Mr. Burgon was the interim Chief Financial Officer of SWK Holdings Corporation (OTCBB: SWKH) from 2010 to 2012. Mr. Burgon served as a Principal and CFO of NightWatch Capital Advisors, LLC from 2005 to 2012. Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation from 1998 to 2005. Mr. Burgon led corporate development at Fluke Corporation from 1997 to 1998 and worked at Coopers and Lybrand from 1994 to 1997. Mr. Burgon holds a B.S.BA. degree (cum laude) in Finance and International Business and an International Executive M.B.A. degree from the McDonough School of Business at Georgetown University.

Mark Vernon. Mr. Vernon has served as a Director of LiqTech International, Inc. since February 26, 2013. Mr. Vernon currently serves as a Director of Senior plc, a UK-based aerospace and industrial engineering business, following his appointment in May 2011. Mr. Vernon has had a distinguished career in the industrial engineering industry, with wide international business experience. In January 2014, Mr. Vernon retired as Chief Executive Officer and Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX),a designer and supplier of industrial steam systems and peristaltic pumping, after serving on the Spirax Board since 2006. He also served previously as Group Vice-president of Flowserve’s Flow Control Business Unit, Group Vice-president of Durco International and President of Valtek International. Mr. Vernon earned a BSc degree (magna cum laude) from Weber State University.

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

Dr. Rengarajan Ramesh. Dr. Ramesh was appointed to serve as Director effective as of April 14, 2015. Dr. Ramesh consulted for Wasserstein & Co. in 2009 and joined them as a partner in 2010. He currently serves on the board of RWL Water as well as on the Innovation Business Development Advisory Board for United Technologies Corporation. He is a member of the investment committee for Sustainable Water for Food, at US AID, was a Board member of Imagine H2O, and is the Chairman of its Scientific Advisory Board. Most recently he served on the board of High Pressure Equipment Company a portfolio company of Wasserstein & Co. Mr. Ramesh served as a member of the International Advisory Board to The Ministry of Environment and Water for the Government of Singapore from 2006 to 2009 and on the Executive Board of the National Center for Food Protection and Defense from 2006-2009. From 2003 to 2009, he held several senior management roles at GE Water & Process Technologies, including four years as Chief Technology Officer during which time Dr. Ramesh played a key role in the development and implementation of the strategy that led to the creation of GE's $2.5 billion global water platform, managing engineering and technology organizations of over 700 engineers and scientists. Prior to serving at GE, Dr. Ramesh worked with A. Schulman Inc., a global, specialty chemicals manufacturer, for over 20 years. Dr. Ramesh received his M.S. and Ph.D. in Chemical Engineering from the University of Akron and was awarded the distinguished alumni award in 2005. Dr. Ramesh has four issued patents.

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

Mr. Mathiesen’s prior experience at leading businesses as the Chief Executive Officer and Chairman of companies in the technical products space distinguish him as an integral part of the Company’s management team. He is uniquely qualified to provide a perspective on matters involving the continued growth and development of the Company.

Mr. Ramesh’s significant experience in technology, products, industry dynamics and business development in the water industry are valuable to the Board as it seeks to implement and maintain growth strategies that will enable the Company to succeed.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Independence

Our Board of Directors has determined that Messrs. Burgon, Vernon, Barish and Ramesh are independent as that term is defined in the listing standards of the NYSE. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other director, Mr. Petersen, is not considered independent under these rules because Mr. Petersen has influence as a significant stockholder. Mr. Mathiesen is not considered independent under these rules because Mr. Mathiesen has influence as a significant stockholder and as the Chief Executive Officer of the Company. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Director Attendance at Board and Stockholder Meetings

        The board of directors met 9 times during 2015 During 2015, each director attended at least 75% of the meetings of the board and the committees upon which he or she serves.

        We do not have a policy regarding director attendance at our annual meetings of stockholders. Directors Aldo Petersen and Sune Mathiesen both attended our annual meeting of stockholders held on October 13, 2015.

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

During the fiscal year ended December 31, 2015, the Audit Committee met four times.

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

During the fiscal year ended December 31, 2015, the Compensation Committee met four times.

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

During the fiscal year ended December 31, 2015, the Governance Committee met two times.

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2015 and 2014 earned by or paid to our chief executive officer and our two most highly compensated executive officers, other than our chief executive officer, in 2015 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other		Total
Sune Mathiesen, Chief Executive Officer (3)
	2015	$220,992			$-	-	-	$22,962	(5)	$243,954
	2014	$266,951			-	-	-	11,123		278,074

Soren Degn, Chief Financial Officer (4)
	2015	169,801	-	-	96,968	-	-	16,691	(5)	283,460
	2014	229,813	-	-	-	-	-	18,331		248,144
	2013	219,739	-	-	-	-	-	18,162		237,901

Johnny Marcher, Chief Technical Officer (5)
	2015	115,258	-	-	31,700	-	-	7,204	(5)	154,162
	2014	121,885	-	-	-	-	-	5,125		127,010
	2013	147,067	-	-	-	-	-	5,912		152,979

(1)

Total salaries for Messrs. Marcher and Degn for 2013 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6160, as of December 31, 2013. Total salaries for Messrs. Mathiesen, Marcher and Degn for 2014 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6190, as of December 31, 2014. Total salaries for Messrs. Mathiesen, Marcher and Degn for 2015 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.8300, as of December 31, 2015. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2013, December 31, 2014 or December 31, 2015, or at any other rate.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in fiscal year 2015, computed in accordance with FASB ASC Topic 718. See notes to consolidated financial statements contained elsewhere in this report for further information on the assumptions used to value stock options. On December 22, 2015, Mr. Degn was granted stock options to purchase 130,000 shares of common stock, at $1.01 per share. The options vested immediately. All of these options will expire on December 21, 2025. On August 14, 2015, Mr. Marcher was granted stock options to purchase 75,000 shares of common stock, at $0.74 per share. The vesting schedule of such options is as follows: one-third of the options vest on August 13, 2016, one third of such options vest on August 13, 2017 and one third of such options vest on August 13, 2018. All of these options will expire on August 13, 2020.

(3)

Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $219,619 based on the currency exchange rate of $1.00 = DKK 6.8300, as of December 31, 2015.

(4)

Mr. Degn became our Chief Financial Officer in August 2011. Pursuant to his employment agreement, Mr. Degn is entitled to an annual base salary of approximately $180,088 based on the currency exchange rate of $1.00 = DKK 6.8300, as of December 31, 2015.

(5)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Matiesen’s received $22,962 of contributions from the Company to his individual retirement account in 2015. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $16,691, $18,331 and $18,162 of contributions from the Company to his individual retirement account in 2015, 2014 and 2013. Pursuant to Mr. Marcher’s employment agreement, Mr. Marcher received $7,204, $5,125 and $5,912 of contributions from the Company to his individual retirement account in 2015, 2014 and 2013, respectively.

(6)

On September 1, 2015, Mr. Marcher executed an employment agreement with LiqTech International A/S (Denmark) to serve as Chief Technology Officer and on the same date, Mr. Marcher’s employment agreement (as amended) to serve as Chief Operating Officer of LiqTech International, Inc. and, Liqtech Int. DK, and Director of LiqTech Delaware was terminated. Pursuant to his employment agreement, Mr. Marcher is entitled to an annual base salary of approximately $154,162 based on the currency exchange rate of $1.00 = DKK 6.8300, as of December 31, 2015.

Employment Arrangements

During the year ended December 31, 2015, we had employment agreements with Messrs. Mathiesen, Degn, Marcher and Petersen. A description of each agreement is set forth below.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company. Mr. Mathiesen was also engaged to serve as a Director of LiqTech Int. DK pursuant to a Director Contract, dated July 15, 2014, by and between Mr. Mathiesen and LiqTech Int. DK (the “Mathiesen Agreement”). Pursuant to the terms of the Mathiesen Agreement, in consideration for his services, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000 (or approximately $245,042 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). Further, he shall receive a yearly bonus of 5% of the average gross profit for LiqTech Int. DK and LiqTech Systems A/S for any sales (revenue) ≥130,000,000 DKK per year (the gross margin is fixed at 40% without depreciations). For example, the calculation will be as follows, if the revenue for LiqTech Int. DK and LiqTech Systems should be DKK 200,000,000 in a year and the gross profit DKK 80,000,000 (40%) the bonus would be the following: 80,000,000 minus 130,000,000 * 0.4 = 52,000,000 DKK = 28,000,000 * 0.05 = DKK 1,400,000. Mr. Mathiesen is entitled to five weeks of vacation, home internet service, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Mathiesen Agreement upon not less than twelve months prior notice and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months prior notice to the end of the month. The Mathiesen Agreement is irredeemable from both parties until December 31, 2016. The full details of the Mathiesen Agreement are set forth and incorporated by reference under Exhibit No. 10.24 to this Annual Report on Form 10-K.

Degn Agreement

Effective December 21, 2015, LiqTech International, Inc. entered into an Amended and Restated Employment Agreement with Søren Degn, the Company’s Chief Financial Officer (“CFO”). Mr. Degn has served as the Company’s CFO since his appointment on August 24, 2011. The Agreement supersedes and replaces all other agreements between the Company and Mr. Degn regarding the terms of his engagement by the Company as its CFO. In consideration for Mr. Degn’s service to the Company, Mr. Degn is entitled to receive a base salary initially set at DKK 1,230,000 per year USD equivalent, with eligibility to receive up to 60% of his base salary in the sole discretion of the Board, a one-time signing bonus in the amount of $40,000, and options to purchase 130,000 shares of common stock of the Company pursuant to the Company’s equity incentive plan. The Agreement also sets forth the other terms of the standard Company benefits that Mr. Degn will be eligible for as an employee. The Agreement shall last until the second anniversary of the Effective Date (as defined in the agreement) and will renew automatically for successive one year terms unless a notice of non-renewal is given by either party, or unless Mr. Degn’s employment is otherwise terminated prior to the expiration of any term. The amended and restated employment agreement is referenced as Exhibit No. 10.28 to this Annual Report on Form 10-K.

Marcher Appointment

On November 1, 2013, Johnny Marcher was appointed to serve as Chief Operating Officer (“COO”) of LiqTech International, Inc. and LiqTech Int. DK. Mr. Marcher was also engaged to serve as a Director of LiqTech Int. DK and as a Director of LiqTech Delaware pursuant to an amendment to his previous contract, by and between Mr. Marcher and LiqTech Int. DK. In consideration for such services, Mr. Marcher received an annual base salary initially set at DKK 720,000 (or approximately $117,620 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). In addition, Mr. Marcher was entitled to five weeks’ vacation, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. On September 1, 2015, Mr. Marcher executed an employment agreement with LiqTech International A/S (Denmark) to serve as Chief Technology Officer and on the same date, Mr. Marcher’s employment agreement (as amended) to serve as COO of LiqTech International, Inc. and Liqtech Int. DK, and Director of LiqTech Delaware was terminated.

Petersen Agreement

Effective January 1, 2014, LiqTech International, Inc. and Aldo Petersen entered into a Services Agreement (the “Petersen Agreement”) whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000 (or approximately $201,751 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014), payable as follows: (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014). Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services. We shall, at our sole cost and expense, provide Mr. Peterson with a laptop computer and a mobile telephone, including communication costs. Such items shall be utilized by Mr. Peterson in furtherance of Mr. Peterson’s duties and obligations under the Petersen Agreement. The Petersen Agreement shall continue for an initial period of one year and thereafter, shall be renewed automatically for subsequent one year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Petersen Agreement. We may terminate the Petersen Agreement at any time by providing twelve months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice. The Petersen Agreement is referenced as Exhibit No. 10.23 to this Annual Report on Form 10-K.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	-	-	-	$-	-	-	-	-	-

Soren Degn, CFO	130,000	-	-	$1.01	12/21/25	-	-	-	-

Johnny Marcher, CTO LiqTech Int. DK	-	75,000		$0.0174	13/08/20	-	-	-	-

(1)	Each option has an exercise price equal to the fair market value of our common stock at the time of grant as reported on the NYSE Mkt on the date of grant.

(2)	See footnote 2 to the Summary Compensation Table for the grant date and vesting schedule of each option reflected above.

Compensation of Directors

For 2015, each independent director was entitled to receive $20,000, and the chairman of the Audit Committee was entitled to receive $30,000, as annual compensation for their services. Furthermore, effective as of April 19, 2013, each independent director received 100,000 restricted shares as replacement of an option grant for 2012, 2013 or 2014. For two of the independent directors, one-half of their respective restricted shares vested on December 31, 2013 and one-half of their respective restricted shares vest on December 31, 2014. With respect to the remaining independent director’s restricted shares, one-third vested on December 31, 2013, one-third vest on December 31, 2014, and one-third vested on December 31, 2015.

Commencing on January 1, 2016, each of independent director whose initial grant has fully vested will receive an automatic annual grant of shares of common stock having a value of $30,000 based on the closing share price as listed on the NYSE MKT on January 1st of each year, to vest one year from the date of the grant.

For 2016 each non-executive director will be entitled to $25,000 for services on the Board of Directors; the Audit Committee Chairman will be paid an additional fee of $10,000 per year, the Compensation Committee Chairman will be paid an additional fee of $6,000 per year; and each qualifying non-executive director would receive an automatic annual stock grant on January 2 of each year in the amount of $30,000 commencing the first year after full vesting of their initial 100,000 share stock grant.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2015. Except as set forth in the table, during 2013, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation (3)	Total
Aldo Petersen	-	-	-	-	-	178,551	$178,551
Paul Burgon	30,000	20,167	-	-	-	-	$50,167
Mark Vernon	20,000	-	-	-	-	-	$20,000
Mike Barish	20,000	-	-	-	-	-	$20,000
Rengarajan Ramesh	14,222	75,000	-	-	-		$89,222

(1)	Our independent directors are entitled to cash compensation of $20,000 per year and the chairman of our Audit Committee is entitled to $30,000 per year. As of January 1, 2016 our independent directors are entitled to cash compensation of $25,000 per year, the chairman of our Audit Committee is entitled to $35,000 per year and the chairman of our Compensation Committee is entitled to $31,000.

(2)	These amounts represent the aggregate grant date fair value for stock awards granted in 2015, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

The Company issued 100,000 shares of restricted stock valued at $75,000 for services provided and to be provided by Mr. Ramesh. Mr. Ramesh shall provide general work as member of the Board of Directors and other services which are mutually agreeable by both parties on an ad hoc basis.

The Company issued 27,253 shares of restricted stock valued at $20,167 for services provided and to be provided by Mr. Burgon. Mr. Burgon shall provide general work as member of the Board of Directors and other services which are mutually agreeable by both parties on an ad hoc basis.

(3)	Mr. Petersen has entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us including participation at road shows, general investor relations services, general work as Chairman of the Board of Directors and other services which are mutually agreeable by both parties on an ad hoc basis. See “Certain Relationships and Related Transactions” for a description of the Services Agreement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 18, 2016, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our chief financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Sune Mathiesen(4)	4,054,782	10.3%
Mike Barish(5)	1,800,336	4.5
Aldo Petersen(6)	3,288,541	8.3
Soren Degn(7)	298,000	*
Mark Vernon	196,158	*
Paul Burgon	188,521	*
Rengarajan Ramesh	100,000	*
All executive officers and directors as a group (7 persons)(8)	9,026,338	24.7%
5% Shareholders:
Laksya Ventures, Inc.(9)	3,199,792	7.7%
SmallCap Danmark A/S (10)	2,571,150	6.4%
Clear Harbor Asset Management, LLC	2,219,109	5.6%
Norman H. Pessin (11)	2,702,833	6.8%
Sandra F. Pessin (11)	2,702,833	6.8%
Brian Pessin (11)	2,702,833	6.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 18, 2016. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 39,532,035 shares issued and outstanding as of March 18, 2016.

(4)

Shares are owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S. One-third (1/3) of the Payment Shares shall be subject to a lock-up period of six (6) months. The remaining two-thirds (2/3) of the Payment Shares shall be held in escrow and one-third of the Payment Shares will be released from escrow contingent upon LiqTech Systems, for the year ending December 31, 2014, achieving (i) gross revenues of not less than DKK65,000,000, that is, approximately $9,516,837 (at December 31, 2015) and EBITDA of DKK6,500,000, that is, approximately $951,683 (at December 31, 2015) or (ii) EBITDA of not less than DKK10,000,000, that is, approximately USD$1,464,129 (at December 31, 2015) and gross revenues of not less than DKK50,000,000, that is, approximately USD$7,320,644 (at December 31, 2015). Another one-third (1/3) of the Payment Shares will be released from escrow contingent upon LiqTech Systems, for the year ending December 31, 2015, achieving (i) gross revenues of not less than DKK120,000,000, that is, approximately USD$17,569,546 (at December 31, 2015) and EBITDA of DKK12,000,000, that is, approximately USD$1,756,955 (at December 31, 2015) or (ii) EBITDA of not less than DKK16,000,000, that is, approximately USD$2,342,606 (at December 31, 2015) and gross revenues of not less than DKK80,000,000, that is, approximately USD$11,713,031 (at December 31, 2015). The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if LiqTech Systems (1) for the years ending December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK185,000,000, that is, approximately USD$27,086,384 (at December 31, 2015) and EBITDA of DKK18,500,000, that is, approximately USD$2,708,638 (at December 31, 2015) or (ii) EBITDA of not less than DKK26,000,000, that is, approximately USD$3,806,735 (at December 31, 2015) and gross revenues of not less than DKK130,000,000, that is, approximately USD$19,033,675 (at December 31, 2015) or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK105,000,000, that is, approximately USD$15,373,353 (at December 31, 2015) and EBITDA of not less than DKK21,000,000, that is, approximately USD$3,074,670 (at December 31, 2015).

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

(7)

Includes 118,000 shares and 50,000 shares owned by LD Consulting ApS (former SHD Invest ApS) and LHD Invest ApS, respectively, each of which is a Danish entity. The voting and disposition of the shares owned by LD Consulting ApS and LHD Invest ApS are controlled by Mr. Degn. Includes 130,000 shares underlie a 10-year option immediately exercisable at an exercise price of $1.01 per share with expiration date December 11, 2025.

(8)	Includes five-year warrants immediately exercisable for an aggregate of 498,000 shares at an exercise price of $2.70 per share and 130,000 shares at an exercise price of $1.01 per share.

(9)

Includes five-year warrants immediately exercisable for an aggregate of 1,900,000 shares at an exercise price of $1.50 per share with expiration date December 31, 2016. The voting and disposition of the shares owned by Laksya Ventures is controlled by Neil Persh.

(10)	Includes 375,000 warrants immediately exercisable for at an exercise price of $2.70 per share.

(11)	Includes 924,052 shares owned by Norman H. Pessin, 1,094,624 shares owned by Sandra F. Pessin and 684,157 shares owned by Brian Pessin.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following discussion relates to types of transactions involving our company and any of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a "related party." For purposes of this discussion, a "related-party transaction" is a transaction, arrangement or relationship:

•     in which we participate;

•     that involves an amount in excess of the lesser of $120,000; and

•     in which a related party has a direct or indirect material interest.

From January 1, 2014 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

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

Item 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2015 and 2014 and for the review of our quarterly financial statements. During 2015 and 2014 audit fees were $162,277 and $163,062. Our auditors did not provide any tax compliance or planning services. During 2014, our auditor did provide $20,080 in audit related services for the Company’s Form S-3 offering, Our auditors did not provide any other services than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2015.

Item 15.    Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2015 and December 31, 2014 is included in this Annual Report on Form 10-K:

a.         Valuation and Qualifying Accounts for the years ended December 31, 2015 and December 31, 2014.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2015
Allowance for inventory obsolescence	$449,098	$174,143	$(16,737)	$606,504
Allowance for doubtful accounts	1,654,290	(80,729)	(485,690)	1,087,871
Totals	$2,103,388	$93,414	$(502,427)	$1,694,375

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2014
Allowance for inventory obsolescence	$260,897	$203,996	$(15,795)	$449,098
Allowance for doubtful accounts	608,356	216,919	829,015	1,654,290
Totals	$869,253	$420,915	$813,220	$2,103,388

(1) Includes write-offs, the impact of foreign currency exchange rates and the effect of the acquisition of LiqTech Systems A/S.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Conract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013

10.22	Director Agreement, dated November 1, 2013, by and between LiqTech International A/S and Mr. Marcher	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.23	Services Agreement, dated effective January 1, 2014, by and between LiqTech International, Inc. and Aldo Petersen	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.24	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.25	Securities Purchase Agreement, dated July 15, 2014 by and among LiqTech International A/S, a Danish company, LiqTech Systems A/S, a Danish company and Masu A/S, a Danish company	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 16, 2014

10.26	Form of Purchase Agreement (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.27	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.28	Amended and Restated Employment Agreement, dated December 21, 2015 by and between LiqTech International, Inc. and Søren Degn	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 23, 2015

21	List of Subsidiaries	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 23, 2016
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director	March 23, 2016
Sune Mathiesen

/s/ Aldo Petersen	Chairman of the Board of Directors	March 23, 2016
Aldo Petersen

/s/ Soren Degn	Chief Financial Officer, Principal Financial and Accounting Officer	March 23, 2016
Soren Degn

/s/ Paul Burgon	Director	March 23, 2016
Paul Burgon

/s/ Mike Barish	Director	March 23, 2016
Mike Barish

/s/ Mark Vernon	Director	March 23, 2016
Mark Vernon