Form 10-Q
period 2016-03-31
LIQTECH INTERNATIONAL INC
filed 2016-05-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 12, 2016, was 39,532,035 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2016	2015
Current Assets:
Cash	$1,316,540	$1,370,591
Restricted cash balances	-	292,826
Accounts receivable, net	2,691,860	3,191,858
Other receivables	198,224	505,945
Cost in excess of billing	590,949	2,519,321
Inventories	5,563,095	4,916,671
Prepaid expenses	43,505	13,670
Current deferred tax asset	175,011	172,122

Total Current Assets	10,579,184	12,983,004

Property and Equipment, net of accumulated depreciation:	3,416,000	3,538,694

Other Assets:
Investments at costs	22,790	21,838
Long term deferred tax asset	962,795	3,684,497
Goodwill	7,913,179	7,582,749
Other intangible assets	9,641	10,386
Deposits	267,562	252,378

Total Other Assets	9,175,967	11,551,848

Total Assets	$23,171,151	$28,073,546

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2016	2015
Current Liabilities:
Current portion of notes payable	$17,074	$-
Current portion of capital lease obligations	147,792	150,157
Accounts payable	1,546,552	3,455,085
Accrued expenses	1,274,704	1,441,840
Billing in excess of cost	157,341	175,338
Accrued income taxes payable	570	570
Deferred revenue / customers deposits	101,539	117,700

Total Current Liabilities	3,245,572	5,340,690

Long-term notes payable, less current portion	51,745	165,572
Long-term capital lease obligations, less current portion	141,590	-

Total Long-Term Liabilities:	193,335	165,572

Total Liabilities	3,438,907	5,506,262

Commitment and Contingencies See Note 11	-	-

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,532,035 and 39,532,035 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	39,532	39,532
Additional paid-in capital	36,120,808	36,087,808
Accumulated deficit	(11,346,404)	(7,592,709)
Deferred compensation	(456,391)	(590,742)
Other comprehensive income, net	(4,625,301)	(5,376,605)

Total Stockholders' Equity	19,732,244	22,567,284

Total Liabilities and Stockholders' Equity	$23,171,151	$28,073,546

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2016	2015
Net Sales	$3,629,968	$2,104,501

Cost of Goods Sold	2,884,010	2,151,467

Gross Profit	745,958	(46,966)

Operating Expenses:
Selling expenses	591,068	692,723
General and administrative expenses	755,994	816,067
Non-cash compensation expenses	167,351	72,922
Research and development expenses	188,513	162,473

Total Operating Expense	1,702,926	1,744,185

Loss from Operations	(956,968)	(1,791,151)

Other Income
Interest and other Income	-	243
Interest expense	(9,894)	(15,186)
Gain on investments	-	7,366
Gain on currency transactions	(12,550)	233,191

Total Other Income	(22,444)	225,614

Loss Before Income Taxes	(979,412)	(1,565,537)

Income Tax Expense (Benefit)	2,774,283	(391,529)

Net Loss	(3,753,695)	(1,174,008)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	-	(2,596)

Net Loss Attributable To LiqTech	$(3,753,695)	$(1,171,412)

Basic Loss Per Share	$(0.10)	$(0.03)

Weighted Average Common Shares Outstanding	39,532,035	39,404,782

Diluted Loss Per Share	$(0.10)	$(0.03)

Weighted Average Common Shares Outstanding Assuming Dilution	39,532,035	39,404,782

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	2016	2015

Net Loss	(3,753,695)	(1,174,008)

Currency Translation, Net of Taxes	751,304	(2,379,260)

Other Comprehensive Loss	$(3,002,391)	$(3,553,268)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	-	(2,394)

Comprehensive Loss Attributable To LiqTech International Inc.	$(3,002,391)	$(3,550,874)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Period
	Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(3,753,695)	$(1,174,008)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	352,488	349,377
Non-cash compensation	167,351	72,922
Bad debt expense	9,211	12,909
Reserve for obsolete inventory	108,884	-
Change in deferred tax asset / liability	2,718,813	(162,024)
Changes in assets and liabilities:
(Increase) decrease in restricted cash	292,826	25,216
(Increase) decrease in accounts receivable	798,508	315,145
(Increase) decrease in inventory	(755,308)	151,097
(Increase) decrease in prepaid expenses/deposits	(45,019)	(24,887)
Increase (decrease) in accounts payable	(1,908,533)	(906,135)
Increase (decrease) in accrued expenses	(183,297)	(483,642)
Increase (decrease) long-term contracts	1,910,375	429,901

Total Adjustments	3,466,299	(220,121)

Net Cash Used by Operating Activities	(287,396)	(1,394,129)

Cash Flows from Investing Activities:
Purchase of property and equipment	(51,942)	(92,075)

Net Cash Used by Investing Activities	(51,942)	(92,075)

Cash Flows from Financing Activities:
Net payments proceeds on capital lease obligation	(26,347)	(118,218)
Payments on loans payable	(12,824)	-

Net Cash Provided (Used) by Financing Activities	(39,171)	(118,218)

Gain (Loss) on Currency Translation	324,458	(1,169,542)

Net Increase (decrease) in Cash and Cash Equivalents	(54,051)	(2,773,964)
Cash and Cash Equivalents at Beginning of Period	1,370,591	5,853,752
Cash and Cash Equivalents at End of Period	$1,316,540	$3,079,788

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three months period Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,894	$15,186
Income Taxes	$570	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$110,526	$33,089
Compensation for vesting of restricted stock awards issued to the board of directors	19,417	39,833
Value of warrants issued for services	37,408	-
Total	$167,351	$72,922

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months period ended March 31, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the Company had cash balances of $0 and $292,826 that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Allowance for doubtful accounts at the beginning of the period	$1,087,871	$1,654,290
Bad debt expense	9,211	80,729
Amount of receivables written off	(26,500)	(398,083)
Effect of currency translation	36,474	(249,065)
Allowance for doubtful accounts at the end of the period	$1,107,056	$1,087,871

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $5,966 and $15,465 for the three months ended March 31, 2016 and 2015, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the three months ended March 31, 2016 and 2015 were $188,513 and $162,473, respectively, of research and development costs.

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

Stock Options and Awards -- The Companies have granted stock options to certain key employees. See Note 13. During the periods presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $110,526 and $33,089 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $43,699 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments --The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During March 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances were repaid in May 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Furnace parts and supplies	$471,984	$466,538
Raw materials	1,356,234	1,498,406
Work in process	2,210,363	1,770,070
Finished goods and filtration systems	2,253,859	1,788,161
Reserve for obsolescence	(729,345)	(606,504)
Net Inventory	$5,563,095	$4,916,671

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	Useful Life			2016	2015
Production equipment	3	-	10	$10,572,960	$10,536,377
Lab equipment	3	-	10	82,608	143,783
Computer equipment	3	-	5	217,700	269,526
Vehicles	3	-	5	42,124	40,365
Furniture and fixtures		5		151,582	141,502
Leasehold improvements		10		1,005,672	972,023
				12,072,646	12,103,576
Less Accumulated Depreciation				(8,656,646)	(8,564,882)
Net Property and Equipment				$3,416,000	$3,538,694

Depreciation expense amounted to $351,743 and $346,273 for the three months ended March 31, 2016 and 2015, respectively. The property and equipment is held as collateral on a lines of credit and guarantees with financial institutions. See Note 9.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of March 31, 2016	Level 1	Level 2	Level 3

Investments	-	-	22,790

Total	-	-	22,790

As of December 31, 2015	Level 1	Level 2	Level 3

Investments	-	-	21,838

Total	-	-	21,838

At March 31, 2016, our total investments of $22,790 consisted of an investment of $5,692 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $17,098 in LiqTech Italy, a newly organized Italian Company, to strengthen our sales channels in the Italian market.

At December 31, 2015, our total investments of $21,838 consisted of an investment of $5,460 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,378 in LiqTech Italy, a newly organized Italian Company, to strengthen our sales channels in the Italian market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2016 and December 31, 2015, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $9,641 and $ 10,386, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the three months ended March 31, 2016 and 2015 was $745 and $3,105, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2016	$3,592
2017	2,908
2018	2,446
2019	695
Thereafter	-

$9,641

NOTE 7 - GOODWILL

The following is a summary of goodwill:

March 31, 2016
Goodwill at beginning of period	$7,582,749
Effect of currency translation	330,430
Goodwill at end of period	$7,913,179

Goodwill consists of:	March 31, 2016

LiqTech Systems A/S	$7,913,179

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Key variables included in evaluating goodwill for impairment include the pipeline of proposed potential customer sales, budgeted reoccurring sales, risk free interest rate and risk premium rate and future budgeted operating results. The company recorded no impairment charge on goodwill, during the years ended December 31, 2015 as managements estimated fair value of the reporting unit exceeded the carrying value.

NOTE 8 - NOTES PAYABLE

The Company has a 4.02% Notes payable used to purchase a vehicle with $68,819 and $0 balance outstanding as of March 31, 2016 and December 31, 2015. The note calls for monthly payments of $1,423, matures August 1, 2020 and is secured by the vehicle purchased.

The following represents the future maturities of long-term debt as of March 31, 2016:

Year ending December 31,	Payments
2016	$11,536
2017	15,382
2018	15,382
2019	15,382
2020	11,137
Thereafter	-
$68,819

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $72,000 at March 31, 2016) with a bank, subject to certain base limitations. As of March 31, 2016, we had DKK473,100 (approximately $72,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2016 are as follows:

Year ending December 31,	Lease Payments
2016	515,027
2017	523,103
2018	303,055
Thereafter	-
Total Minimum Lease Payments	$1,341,185

Lease expense charged to operations was $185,115 and $189,404 for the three months ended March 31, 2016 and 2015, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $10,043, $3,892, $636 and $573 expiring through July 2018.. Included in property and equipment, at March 31, 2016 and December 31, 2015, the Company had recorded equipment on capital lease at $1,358,742 and $ 1,302,005, respectively, with related accumulated depreciation of $1,078,080 and $ 1,033,062, respectively.

During the three months ended March 31, 2016 and 2015, depreciation expense for equipment on capital leases amounted to $33,915, and $39,659, respectively, and has been included in depreciation expense. During the three months ended March 31, 2016 and 2015, interest expense on a capital lease obligation amounted to $5,146 and $8,031, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Year ending December 31,	Lease Payments
2016	$150,618
2017	131,077
2018	25,561
Thereafter	-
Total minimum lease payments	307,256
Less amount representing interest	(17,874)
Present value of minimum lease payments	289,382
Less Current Portion	(147,792)
$141,590

NOTE 11 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2016 and 2015, matching contributions were expensed and totaled $2,826 and $3,934, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), for an amount of euro 750,000 (approximately $690,000 at December 31, 2015) before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of May 9, 2016, the case is in a preliminary stage where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed. An evaluation of the outcome will only be possible after the results of the court appointment expert are known. The defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $72,000 at March 31, 2016) with a bank, subject to certain base limitations. As of March 31, 2016, we had DKK473,100 (approximately $72,000) in working guarantee against the line.

NOTE 12 - INCOME TAXES

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

Current tax planning strategies, including our new Business Plan strategy, have management estimating that it is more likely not that the business units will be able to generate pretax profit equal to or in excess of the net operating loss carryforwards. As of March 31, 2016 the Company had net operating loss carryovers of approximately $8,935,000 for U.S. Federal purposes expiring through 2035; approximately $5,310,000 for Danish tax purposes which do not expire; approximately $108,000 for German tax purposes which do not expire and approximately $113,000 for Singapore tax purposes which do not expire.

As of March 31, 2016 and December 31, 2015, the Company established a valuation allowance of $3,299,371 and $228,170 for the tax paying components LiqTech International Inc., LiqTech NA, LiqTech Singapore and LiqTech Germany as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards of these components.  The change in the valuation for the period ended March 31, 2016 was $2,774,283.

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

4) In June 2015, the Company executed a Diesel Particular Filtration supplier contract in China.

5) For Danish tax purposes the Company is able to obtain tax refunds for research and development expenditures

Negative Evidence

1) The Company has noted a longer than anticipated sales cycle from proposals to signing filtration systems orders.

2) The Company has a net loss from operations for the year ended December 31, 2015.

3) The Company has a net loss from operations for the period ended March 31, 2016.

4) The Company has experienced a decrease in DPF sales.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2016 and December 31, 2015:

	2016	2015
Vacation accrual	$3,933	$3,933
Allowance for doubtful Accounts	13,907	14,089
Reserve for obsolete inventory	157,171	154,100
Net current tax assets	$175,011	$172,122

Business tax credit carryover	30,935	30,935
Deferred compensation	-	-
Net operating loss carryover	4,680,755	4,333,820
Excess of book over tax depreciation	(449,524)	(452,088)
Valuation Allowance	(3,299,371)	(228,170)
Long term deferred tax asset	$962,795	$3,684,497

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the three months ended March 31, 2016 and 2015:

	2016	2015
Computed tax at expected statutory rate	$(333,000)	$(531,400)
Non-deductible expenses	-	24,793
Non-US income taxed at different rates	28,359	95,750
Valuation Allowance	3,078,924	19,328
Income tax expense (benefit)	$2,774,283	$(391,529)

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015
Current income tax expense:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Deferred rent	-	-
Business tax credit carryover	-	-
Net operating loss carryover	(304,418)	(410,856)
Allowance for doubtful accounts	3,078,701	19,327
Deferred compensation	-	-
Accrued Vacation	-	-
Reserve for obsolete inventory	-	-
Deferred tax expense (benefit)	$2,774,283	$(391,529)
Total tax expense (benefit)	$2,774,283	$(391,529)

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

NOTE 13 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2015 and 2014:

	For the Three Months Ended March 31
	2016	2015
Net Income (Loss) attributable to LiqTech International Inc.	$(3,753,695)	$(1,171,412)
Weighted average number of common shares used in basic earnings per share	39,532,035	39,404,782
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	39,532,035	39,404,782

For the three months ended March 31, 2016, Parent had 1,071,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 7,325,575 warrants outstanding to purchase common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three months ended March 31, 2015, Parent had 503,500 options outstanding to purchase common stock of the Parent at $1.57 to $1.90 per share and Parent had 7,025,575 warrants outstanding to purchase common stock of the Parent at $1.50 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2016 and December 31, 2015, respectively, there were 39,532,035 and 39,532,035 common shares issued and outstanding.

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

For the three month period ended March 31, 2016 and 2015, the Company has recorded non-cash compensation expense of $19,417 and $39,833 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at March 31, 2016 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	1.75	$1.00	100,000	$0.81
$1.00	200,000	1.75	$1.00	66,667	$1.00
$1.50	3,874,000	0.75	$1.50	3,874,000	$1.50
$1.65	400,000	3.33	$1.65	400,000	$1.65
$2.70	2,626,000	0.75	$2.70	2,626,000	$2.70
$4.06	125,575	0.94	$4.06	125,575	$4.06
Total	7,325,575	0.94	$1.96	7,192,242	$1.98

At March 31, 2016, the Company had 133,333 non-vested warrants. We have recorded non-cash compensation expense of $37,408 for the three months period ended March 31, 2016 related to the warrants issued.

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

On February 15, 2015, the Company issued to LCL Finance Limited a warrant to purchase 100,000 shares at an exercise price of $1.00 per share. The warrants are exercisable immediately and will remain exercisable until December 31, 2017.

On June 4, 2015, the Company issued to Wolfe Axelrod Weinberger Associates, LLC a warrant to purchase 200,000 shares at an exercise price of $1.00 per share. The warrants vested 1/3 upon issuance, will vest 1/3 on June 4, 2016 and 1/3 on June 2017, and will remain exercisable until December 31, 2017.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At March 31, 2016, 1,071,000 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense related to the options of $110,525 and $33,089 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 the Company had approximately $342,282 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2016 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	425,000	4.37	$0.74	0	$0.74
$0.75	100,000	4.04	$0.75	0	$0.75
$1.01	130,000	9.72	$1.01	130,000	$1.01
$1.57	100,000	1.54	$1.57	100,000	$1.57
$1.90	316,000	0.83	$1.90	316,000	$1.90
Total	1,071,000	3.68	$1.19	546,000	$1.63

A summary of the status of the options at March 31, 2016, and changes during the period is presented below:

	March 31, 2016
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,071,000	$1.19	3.93	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,071,000	$1.19	3.68	$-
Vested and expected to vest	1,071,000	$1,19	3.68	$-
Exercisable end of period	546,000	$1.63	3.08	$-

At March 31, 2016, the Company had 525,000 non-vested options with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $165,508, which is expected to be expensed over a weighted-average period of 4.31 years.

The total intrinsic value of options at March 31, 2016 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2016 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the three months ended March 31, 2016, our four largest customers accounted for approximately 34%, 7%, 6% and 4% of our net sales (approximately 51% in total).

The Company had no customers that accounted for more than 10% of total sales at March 31, 2015.

The Company sells products throughout the world; sales by geographical region are as follows for the three months ended March 31, 2016 and 2015:

	For the Three Months
	Ended March 31,
	2016	2015
United States and Canada	$210,381	$590,039
Australia	128,497	107,192
South America	71,595	-
Asia	14,656	32,595
Europe	3,204,839	1,374,674
	$3,629,968	$2,104,501

The Company’s sales by product line are as follows for the three months ended March 31, 2016 and 2015:

	For the Three Months
	Ended March 31,
	2016	2015
Ceramic diesel particulate	$1,423,106	$960,086
Liquid filters and systems	2,179,236	963,210
Kiln furniture	27,626	181,205
	$3,629,968	$2,104,501

NOTE 16 – ACQUISITION

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

Two-thirds (2/3) of the Payment Shares have been held in escrow, of which one half were to be released from escrow upon determining that Provital, for the year ended December 31, 2014, achieved (i) gross revenues of not less than DKK 65,000,000 9,932,000 and EBITDA of DKK 6,500,000 that is, approximately USD$993,000, or (ii) EBITDA of not less than DKK 10,000,000 that is, approximately USD$1,528,000 and gross revenues of not less than DKK 50,000,000 that is, approximately USD$7,640,000. The other half were to be released from escrow upon determining that Provital, for the year ended December 31, 2015, achieved (i) gross revenues of not less than DKK 120,000,000 that is, approximately USD$18,335,000 and EBITDA of DKK 12,000,000 1,834,000, or (ii) EBITDA of not less than DKK 16,000,000 that is, approximately USD$2,445,000 and gross revenues of not less than DKK 80,000,000 that is, approximately USD$12,223,000. All escrowed Provital Shares remain in escrow as of March 31, 2016.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ended December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK 185,000,000 and EBITDA of DKK 18,500,000 that is, approximately USD$2,827,000, or (ii) EBITDA of not less than DKK 26,000,000 that is, approximately USD$3,973,000 and gross revenues of not less than DKK 130,000,000 that is, approximately USD$19,863,000 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK 105,000,000 that is, approximately USD$16,043,000 and EBITDA of not less than DKK 21,000,000 that is, approximately USD$3,209,000. All such escrowed Provital Shares remain in escrow as of March 31, 2016.

NOTE 17 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 11, 2016 and there were no subsequent events.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2016, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters for the control of soot exhaust particles from diesel engines. We are phasing out the fabrication of kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly-owned subsidiary LiqTech Systems A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Systems”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems and LiqTech Delaware are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area and LiqTech Systems are located in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.

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

 The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
					Period to period change
	2016	As a % of Sales	2015	As a % of Sales		Percent %
Net Sales	3,629,968	100%	2,104,501	100%	1,525,467	72.5
Cost of Goods Sold	2,884,010	79.5	2,151,467	102.2	732,543	34.0
Gross Profit	745,958	20.5	(46,966)	-2.2	792,924	1,688.3
Operating Expenses
Selling and Marketing	591,068	16.3	692,723	32.9	(101,655)	(14.7)
General and Administrative	755,994	20.8	816,067	38.8	(60,073)	(7.4)
Non-cash compensation	167,351	4.6	72,922	3.5	94,429	129.5
Research and Development	188,513	5.2	162,473	7.7	26,040	16.0
Total Operating Expenses	1,702,926	46.9	1,744,185	82.9	(41,259)	(2.4)

Loss from Operating	(956,968)	(26.4)	(1,791,151)	(85.1)	834,183	(46.6)
Interest and Other Income	-	-	243	0.0	(243)	(100.0)
Interest (Expense)	(9,894)	(0.3)	(15,186)	(0.7)	5,292	(34.8)
Gain on Investments	-	-	7,366	0.4	(7,366)	(100.0)
Gain (Loss) on Currency Transactions	(12,550)	(0.3)	233,191	11.1	(245,741)	(105.4)
Total Other Income (Expense)	(22,444)	(0.6)	225,614	10.7	(248,058)	(109.9)

Loss Before Income Taxes	(979,412)	(27.0)	(1,565,537)	(74.4)	586,125	(37.4)
Income Tax Expense (Benefit)	2,774,283	76.4	(391,529)	(18.6)	3,165,812	(807.6)

Net Loss	(3,753,695)	(103.4)	(1,174,008)	(55.8)	(2,579,687)	219.7
Less net income attributable to the non-controlled interest in subsidiaries	-	-	(2,596)	(0.1)	2,596	(100.0)
Net Loss attributable to LiqTech	(3,753,695)	(104.4)	(1,171,412)	(55.7)	(2,582,283)	220.4

Comparison of the three month periods ended March 31, 2016 and March 31, 2015

Revenues

Net sales for the three months ended March 31, 2016 were $3,629,968 compared to $2,104,501 for the same period in 2015, representing an increase of $1,525,467 or 72.5%. The increase in sales consist of an increase in sales of DPFs of $463,020 and an increase in sales of liquid filters and systems of $1,216,026 and a decrease in sales of kiln furniture of $153,579. The increase in demand for our DPFs is mainly due to an increase in market activity in general compared to the same period last year. The increase in demand for our liquid filters and systems was a result of increased order inflow in the second half of 2015 that is now starting to materialize into revenue. The decrease in demand for our kiln furniture is due to our decision not to focus on this product line anymore.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $745,958 compared to a gross loss of $46,966 for same period in 2015, representing an increase of $792,924. The increase in gross profit was due to higher sales activity compared to the same period in 2015. Included in gross profit is depreciation of $351,743 and $346,273 for the three months ended March 31, 2016 and 2015, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2016 were $1,702,926 representing a decrease of $41,259 or 2.4%, compared to $1,744,185 for the same period in 2015. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $101,655 or 14.7%, a decrease in general and administrative expenses of $60,073 or 7.4%, an increase in non-cash compensation expenses of $94,429, or 129.5% and an increase in research and development expenses of $26,040 or 16% compared to the same period in 2015.

Selling expenses for the three months ended March 31, 2016 were $591,068 compared to $692,723 for the same period in 2015, representing a decrease of $101,655 or 14.7%. This decrease is attributable to a cost reduction in selling expenses in general.

General and administrative expenses for the three months ended March 31, 2016 were $755,994 compared to $816,067 for the same period in 2015, representing a decrease of $60,073, or 7.4%. This decrease is attributable to a general decrease in general expenses.

Non-cash compensation expenses for the three months ended March 31, 2016 were $167,351 compared to $72,922 for the same period in 2015, representing an increase of $94,429 or 129.5%. This increase is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the three Months Ended
	March 31,	March 31,
	2016	2015
Compensation upon vesting of stock options granted to employees	$110,526	$33,089
Compensation for vesting of restricted stock awards issued to the board of directors	19,417	39,833
Value of Warrants granted for services	37,408	-
Total Non-Cash Compensation	$167,351	$72,922

Research and development expenses for the three months ended March 31, 2016 were $188,513 compared to $162,473 for the same period in 2015, representing an increase of $26,040 or 16%. This increase is attributable to increased research and development expenditures for the three months ending March 31, 2016 compared to the same period in 2015 due to investing in new products.

Net Income Attributable to the Company

Net loss attributable to the Company for the three months ended March 31, 2016 was a loss of $3,753,695 compared to a loss of $1,171,412 for the comparable period in 2015, representing a decrease in profit of $2,582,283 or 220.4%. This decrease was primarily attributable to an increase in income tax expense of $3,165,812.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At March 31, 2016 and May 12, 2016, the Company did not have any available lines of credit with any lender. At March 31, 2016, we had cash of $1,316,540 and working capital of $7,333,612 and at December 31, 2015, we had cash and restricted cash of $1,663,417 and working capital of $7,642,314. At March 31, 2016, our working capital decreased by $308,702 compared to December 31, 2015. Total current assets were $10,579,184 and $12,983,004 at March 31, 2016 and at December 31, 2015, respectively, and total current liabilities were $3,245,572 and $5,340,690 at March 31, 2016 and at December 31, 2015, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 473,100 (approximately $72,000 at March 31, 2016) with a bank, subject to certain base limitations. As of March 31, 2016, we had DKK473,100 (approximately $72,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

In general, lines of credit in Denmark are due on demand. Our line of credit with the bank was cancelled on June 12, 2015.

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

Cash Flows

Three months ended March 31, 2016 Compared to three months ended March 31, 2015

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2016 was $287,396, representing a decrease of $1,106,733 compared to cash used by operating activities of $1,394,129 for the three months ended March 31, 2015. The $1,106,733 decrease in cash used by operating activities for the three months ended March 31, 2016 was mainly due to a net loss of $3,753,695, and an increase of $755,308 in inventory and a decrease of $1,908,533 in accounts payable. This was partially offset by a decrease of $798,508 in account receivables, a decrease of $292,826 in restricted cash and an increase of $1,910,375 in long-term contracts.

The increase in inventory, long-term contracts and the decrease in accounts payable, accounts receivable and restricted cash were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $51,942 for the three months period ended March 31, 2016, as compared to cash used in investing activities of $92,075 for the three months period ended March 31, 2015. Cash used in investing activities decreased by $40,133 for the three months period ended March 31, 2016, compared to the three months period ended March 31, 2015. This decrease was due to a period over period decrease of $40,133 in the purchase of property.

Cash used by financing activities was $39,171 for the three months period ended March 31, 2016, as compared to cash used by financing activities of $118,218 for the three months period ended March 31, 2015. This change of $79,047 in cash provided by financing activities for the three months ended March 31, 2016, compared to 2015, was mainly due to a decrease in payments proceeds on capital lease obligations.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2016 are as follows:

Year ending December 31,	Lease Payments
2016	515,027
2017	523,103
2018	303,055
Thereafter	-
Total Minimum Lease Payments	$1,341,185

Significant Accounting Policies and Critical Accounting Estimates

There have been no significant changes in our significant accounting policies and critical accounting estimates since the filing of our Annual Report on Form 10-K for the period ended December 31, 2015.

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

LiqTech International, Inc.

Dated: May 12, 2016	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2016	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)