Form 10-Q
period 2016-06-30
LIQTECH INTERNATIONAL INC
filed 2016-08-11
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 10, 2016, was 39,532,035 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2016	2015
	Unaudited
Current Assets:
Cash	$637,035	$1,370,591
Restricted cash balances	-	292,826
Accounts receivable, net	3,057,310	3,191,858
Other receivables	307,886	505,945
Cost in excess of billing	1,174,731	2,519,321
Inventories	5,207,094	4,916,671
Prepaid expenses	79,267	13,670
Current deferred tax asset	163,965	172,122

Total Current Assets	10,627,288	12,983,004

Property and Equipment, net of accumulated depreciation:	3,119,151	3,538,694

Other Assets:
Investments at costs	22,259	21,838
Long term deferred tax asset	851,021	3,684,497
Goodwill	7,728,839	7,582,749
Other intangible assets	8,260	10,386
Deposits	259,416	252,378

Total Other Assets	8,869,795	11,551,848

Total Assets	$22,616,234,	$28,073,546

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2016	2015
Current Liabilities:
Current portion of notes payable	$15,024	$-
Current portion of capital lease obligations	116,663	150,157
Accounts payable	1,594,655	3,455,085
Accrued expenses	1,269,820	1,441,840
Billing in excess of cost	126,753	175,338
Accrued income taxes payable	570	570
Deferred revenue / customers deposits	226,289	117,700

Total Current Liabilities	3,349,774	5,340,690

Long-term notes payable, less current portion	48,695	-
Long-term capital lease obligations, less current portion	126,182	165,572

Total Long-Term Liabilities:	174,877	165,572

Total Liabilities	3,524,651	5,506,262

Commitment and Contingencies See Note 11	-	-

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,532,035 and 39,532,035 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	39,532	39,532
Additional paid-in capital	36,120,808	36,087,808
Accumulated deficit	(11,675,781)	(7,592,709)
Deferred compensation	(351,018)	(590,742)
Other comprehensive income, net	(5,041,958)	(5,376,605)

Total Stockholders' Equity	19,091,583	22,567,284

Total Liabilities and Stockholders' Equity	$22,616,234	$28,073,546

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales	$4,019,338	$1,701,055	$7,649,306	$3,805,556

Cost of Goods Sold	2,890,984	2,259,497	5,774,994	4,410,964

Gross Profit	1,128,354	(558,442)	1,874,312	(605,408)

Operating Expenses:
Selling expenses	512,179	745,212	1,103,247	1,437,935
General and administrative expenses	575,908	683,061	1,331,902	1,499,128
Non-cash compensation expenses	105,373	84,724	272,724	157,646
Research and development expenses	164,056	202,984	352,569	365,457

Total Operating Expense	1,357,516	1,715,981	3,060,442	3,460,166

Loss from Operations	(229,162)	(2,274,423)	(1,186,130)	(4,065,574)

Other Income (Expense)
Interest and other income	-	49,459	-	49,702
Interest expense	(6,602)	(19,641)	(16,496)	(34,827)
Gain (loss) on investments	-	(71)	-	7,295
Gain (loss) on currency transactions	391	(100,450)	(12,159)	132,741

Total Other Income (Expense)	(6,211)	(70,703)	(28,655)	154,911

Loss before income taxes	(235,373)	(2,345,126)	(1,214,785)	(3,910,663)

Income Tax Expense (Income)	94,003	(575,575)	2,868,286	(967,104)

Net Loss	(329,376)	(1,769,551)	(4,083,071)	(2,943,559)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	-	24,356	-	21,760

Net Loss Attributable To LiqTech	$(329,376)	$(1,793,907)	$(4,083,071)	$(2,965,319)

Basic Loss Per Share	$(0.01)	$(0.05)	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding	39,532,035	39,490,496	39,532,035	39,447,876

Diluted Loss Per Share	$(0.01)	$(0.05)	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding Assuming Dilution	39,532,035	39,490,496	39,532,035	39,447,876

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 (UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Loss	(329,376)	(1,769,551)	(4,083,071)	(2,943,559)

Currency Translation, Net of Taxes	(416,657)	769,625	334,647	(1,609,635)

Other Comprehensive Loss	$(746,033)	$(999,926)	$(3,748,424)	$(4,553,194)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	-	736	-	(1,658)

Comprehensive Loss Attributable To LiqTech International Inc.	$(746,033)	$(1,000,662)	$(3,748,424)	$(4,551,536)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(4,083,071)	$(2,943,559)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	669,697	691,325
Non-cash compensation	272,724	157,646
Bad debt expense	(8,747)	12,784
Reserve for obsolete inventory	97,771	54,767
Change in deferred tax asset / liability	2,841,633	(819,923)
(Increase) decrease in restricted cash	292,826	218,877
(Increase) decrease in accounts receivable	341,354	551,043
(Increase) decrease in inventory	(388,194)	(231,495)
(Increase) decrease in prepaid expenses/deposits	(72,635)	(13,511)
Increase (decrease) in accounts payable	(1,860,430)	(769,400)
Increase (decrease) in accrued expenses	(63,431)	801,012
Increase (decrease) in long-term contracts	1,296,005	648,446

Total Adjustments	3,418,573	1,301,571

Net Cash Used by Operating Activities	(664,498)	(1,641,988)

Cash Flows from Investing Activities:
Purchase of property and equipment	(69,741)	(142,113)

Net Cash Used by Investing Activities	(69,741)	(142,113)

Cash Flows from Financing Activities:

Net payments on capital lease obligation	(72,885)	(138,410)
Payments on loans payable	(17,924)	-

Net Cash Used by Financing Activities	(90,809)	(138,410)

Gain (Loss) on Currency Translation	91,492	(829,788)

Net Decrease in Cash and Cash Equivalents	(733,556)	(2,752,299)

Cash and Cash Equivalents at Beginning of Period	1,370,591	5,853,752

Cash and Cash Equivalents at End of Period	$637,035	$3,101,453

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,496	$34,827
Income Taxes	$570	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$192,074	$68,317
Compensation for vesting of restricted stock awards issued to the board of directors	38,833	88,000
Value of warrants issued for services	41,817	1,329
Total	$272,724	$157,646

During February 2016, the Company borrowed $81,643 to purchase a vehicle.

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and six months ended June 30, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had cash balances of $0 and $292,826 that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The roll forward of the allowance for doubtful accounts for the three months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Allowance for doubtful accounts at the beginning of the period	$1,087,871	$1,654,290
Bad debt expense	(8,747)	80,729
Amount of receivables written off	(26,500)	(398,083)
Effect of currency translation	11,037	(249,065)
Allowance for doubtful accounts at the end of the period	$1,063,661	$1,087,871

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $13,012 and $25,566 for the six months ended June 30, 2016 and 2015, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the six months ended June 30, 2016 and 2015 were $352,569 and $365,457, respectively, of research and development costs.

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

Stock Options and Awards -- The Companies has granted stock options and awards to certain key employees and directors. See Note 13. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $192,074 and $68,317 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $43,699 and $0 for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will adopt early. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During March 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances were repaid in May 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Furnace parts and supplies	$478,506	$466,538
Raw materials	1,249,566	1,498,406
Work in process	1,978,299	1,770,070
Finished goods and filtration systems	2,210,628	1,788,161
Reserve for obsolescence	(709,905)	(606,504)
Net Inventory	$5,207,094	$4,916,671

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	Useful Life			2016	2015
Production equipment	3	-	10	$10,416,306	$10,536,377
Lab equipment	3	-	10	80,684	143,783
Computer equipment	3	-	5	196,510	269,526
Vehicles	3	-	5	41,143	40,365
Furniture and fixtures		5		149,562	141,502
Leasehold improvements		10		986,900	972,023
				11,871,105	12,103,576

Less Accumulated Depreciation				(8,751,954)	(8,564,882)
Net Property and Equipment				$3,119,151	$3,538,694

Depreciation expense amounted to $667,571 and $687,619 for the six months ended June 30, 2016 and 2015, respectively. The property and equipment is held as collateral on a lines of credit and guarantees with financial institutions. See Note 9.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2016	Level 1	Level 2	Level 3

Investments	-	-	22,259

Total	-	-	22,259

As of December 31, 2015	Level 1	Level 2	Level 3

Investments	-	-	21,838

Total	-	-	21,838

At June 30, 2016, our total investments of $22,259 consisted of an investment of $5,559 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,700 in LiqTech Italy, to strengthen our sales channels in the Italian market.

At December 31, 2015, our total investments of $21,838 consisted of an investment of $5,460 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,378 in LiqTech Italy, to strengthen our sales channels in the Italian market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2016 and December 31, 2015, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $8,260 and $ 10,386, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the six months ended June 30, 2016 and 2015 was $2,126 and $3,706, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2016	$2,339
2017	2,840
2018	2,389
2019	692
Thereafter	-

$8,260

NOTE 7 - GOODWILL

The following is a summary of goodwill:

June 30, 2016
Goodwill at beginning of period	$7,582,749
Effect of currency translation	146,090
Goodwill at end of period	$7,728,839

Goodwill consists of:	June 30, 2016

LiqTech Systems A/S	$7,728,839

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

NOTE 8 - NOTES PAYABLE

The Company has a 4.02% Note payable used to purchase a vehicle with $63,719 and $0 balance outstanding as of June 30, 2016 and December 31, 2015. The note calls for monthly payments of $1,390, matures August 1, 2020 and is secured by the vehicle purchased.

The following represents the future maturities of long-term debt as of June 30, 2016:

Year ending December 31,	Payments
2016	$7,512
2017	15,024
2018	15,024
2019	15,024
2020	11,135
Thereafter	-
$63,719

Long-term notes payable, less current portion	$48,695
Current portion of notes payable	15,024
$63,719

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $70,600 at June 30, 2016) with a bank, subject to certain base limitations. As of June 30, 2016, we had DKK473,100 (approximately $70,600) outstanding on this line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2016 are as follows:

Year ending December 31,	Lease Payments
2016	354,612
2017	511,718
2018	295,995
Thereafter	-
Total Minimum Lease Payments	$1,162,325

Lease expense charged to operations was $368,653 and $315,787 for the six months ended June 30, 2016 and 2015, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,809, $3,801, $622 and $559 expiring through July 2018. Included in property and equipment, at June 30, 2016 and December 31, 2015, the Company had recorded equipment on capital lease at $1,327,090 and $ 1,302,005, respectively, with related accumulated depreciation of $1,052,965 and $ 1,033,062, respectively.

During the six months ended June 30, 2016 and 2015, depreciation expense for equipment on capital leases amounted to $68,753, and $73,175, respectively, and has been included in depreciation expense. During the six months ended June 30, 2016 and 2015, interest expense on a capital lease obligation amounted to $9,805 and $14,737, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Year ending December 31,	Lease Payments
2016	$102,737
2017	128,024
2018	24,966
Thereafter	-
Total minimum lease payments	255,727
Less amount representing interest	(12,882)
Present value of minimum lease payments	242,845
Less Current Portion	(116,663)
$126,182

NOTE 11 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2016 and 2015, matching contributions were expensed and totaled $5,735 and $7,612, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), for an amount of euro 750,000 (approximately $690,000 at December 31, 2015) before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of August 9, 2016, the case is in a preliminary stage where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed. An evaluation of the outcome will only be possible after the results of the court appointment expert are known. The defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $70,600 at June 30, 2016) with a bank, subject to certain base limitations. As of June 30, 2016, we had DKK473,100 (approximately $70,600) in working guarantee against the line.

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

Current tax planning strategies, including our new Business Plan strategy, have management estimating that it is more likely not that the Danish business units will be able to generate pretax profit equal to or in excess of the net operating loss carryforwards. As of June 30, 2016 the Company had net operating loss carryovers of approximately $8,560,000 for U.S. Federal purposes expiring through 2035; approximately $5,392,000 for Danish tax purposes which do not expire; approximately $108,000 for German tax purposes which do not expire and approximately $113,000 for Singapore tax purposes which do not expire.

As of June 30, 2016 and December 31, 2015, the Company established a valuation allowance of $3,041,823 and $228,170 for the tax paying components LiqTech International Inc., LiqTech NA, LiqTech Singapore and LiqTech Germany as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards of these components.  The change in the valuation for the period ended June 30, 2016 was $2,813,653.

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

3) The Company has a net loss from operations for the three and six months ended June 30, 2016.

4) The Company has experienced a decrease in DPF sales.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2016 and December 31, 2015:

	2016	2015
Vacation accrual	$3,933	$3,933
Allowance for doubtful Accounts	4,574	14,089
Reserve for obsolete inventory	155,458	154,100
Net current tax assets	$163,965	$172,122

Business tax credit carryover	30,935	30,935
Deferred compensation	-	-
Net operating loss carryover	4,312,864	4,333,820
Excess of book over tax depreciation	(450,955)	(452,088)
Valuation Allowance	(3,041,823)	(228,170)
Long term deferred tax asset	$851,021	$3,684,497

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the six months ended June 30, 2016 and 2015:

	2016	2015
Computed tax at expected statutory rate	$(413,027)	$(1,337,022)
Non-deductible expenses	1,757	49,587
Non-US income taxed at different rates	(17,427)	288,402
Valuation Allowance	3,296,983	31,929
Income tax expense (benefit)	$2,868,286	$(967,104)

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2016 and 2015 consisted of the following:

	2016	2015
Current income tax expense:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Deferred rent	-	-
Business tax credit carryover	-	-
Net operating loss carryover	(428,697)	(999,033)
Valuation Allowance	3,296,983	31,929
Deferred compensation	-	-
Accrued Vacation	-	-
Reserve for obsolete inventory	-	-
Deferred tax expense (benefit)	$2,868,286	$(967,104)
Total tax expense (benefit)	$2,868,286	$(967,104)

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

NOTE 13 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015
Profit (Loss) attributable to LiqTech International Inc.	$(329,376)	$(1,793,907)	$(4,083,071)	$(2,965,319)
Weighted average number of common shares used in basic earnings per share	39,532,035	39,490,496	39,532,035	39,447,876
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	39,532,035	39,490,496	39,532,035	39,447,876

For the six months ended June 30, 2016, Parent had 1,071,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 7,325,575 warrants outstanding to purchase common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the six months ended June 30, 2015, Parent had 603,500 options outstanding to purchase common stock of the Parent at $0.75 to $1.90 per share and Parent had 7,225,575 warrants outstanding to purchase common stock of the Parent at $1.00 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2016 and December 31, 2015, respectively, there were 39,532,035 and 39,532,035 common shares issued and outstanding.

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

For the six months ended June 30, 2016 and 2015, the Company has recorded non-cash compensation expense of $38,833 and $88,000 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at June 30, 2016 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	1.50	$0.81	100,000	$0.81
$1.00	200,000	1.50	$1.00	133,333	$1.00
$1.50	3,874,000	0.50	$1.50	3,874,000	$1.50
$1.65	400,000	3.08	$1.65	400,000	$1.65
$2.70	2,626,000	0.50	$2.70	2,626,000	$2.70
$4.06	125,575	0.69	$4.06	125,575	$4.06
Total	7,325,575	0.69	$1.96	7,258,908	$1.97

At June 30, 2016, the Company had 66,667 non-vested warrants. We have recorded non-cash compensation expense of $41,817 for the six months ended June 30, 2016 related to the warrants issued.

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

On February 15, 2016, the Company issued to LCL Finance Limited a warrant to purchase 100,000 shares at an exercise price of $0.81 per share. The warrants are exercisable immediately and will remain exercisable until December 31, 2017.

On June 4, 2015, the Company issued to Wolfe Axelrod Weinberger Associates, LLC a warrant to purchase 200,000 shares at an exercise price of $1.00 per share. The warrants vested 1/3 upon issuance, 1/3 on June 4, 2016, 1/3 will vest on June 2017, and will remain exercisable until December 31, 2017.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At June 30, 2016, 1,071,000 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense related to the options of $192,074 and $68,465 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 the Company had approximately $260,734 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Plan at June 30, 2016 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	425,000	4.12	$0.74	0	$0.74
$0.75	100,000	3.79	$0.75	33,333	$0.75
$1.01	130,000	9.47	$1.01	130,000	$1.01
$1.57	100,000	1.29	$1.57	100,000	$1.57
$1.90	316,000	0.58	$1.90	316,000	$1.90
Total	1,071,000	3.43	$1.19	579,333	$1.58

A summary of the status of the options at June 30, 2016, and changes during the period are presented below:

	June 30, 2016
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,071,000	$1.19	3.93	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,071,000	$1.19	3.68	$-
Vested and expected to vest	1,071,000	$1,19	3.68	$-
Exercisable end of period	579,333	$1.58	2.88	$-

At June 30, 2016, the Company had 491,667 non-vested options with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $136,534, which is expected to be expensed over a weighted-average period of 2.0 years.

The total intrinsic value of options at June 30, 2016 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2016 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the six months ended June 30, 2016, the Company had two customers who account for 27% and 25% on net sales, respectively.

The Company had no customers that accounted for more than 10% of total sales at June 30, 2015.

The Company sells products throughout the world; sales by geographical region are as follows for the three and six months ended June 30, 2016 and 2015:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
United States and Canada	$140,163	$330,577	$350,544	$920,617
Australia	94,245	105,366	222,742	212,557
South America	9,885	-	81,480	-
Asia	207,129	209,636	221,785	242,232
Europe	3,567,916	1,055,476	6,772,755	2,430,150
	$4,019,338	$1,701,055	$7,649,306	$3,805,556

The Company’s sales by product line are as follows for the three and six months ended June 30, 2016 and 2015:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Ceramic diesel particulate	$1,145,171	$946,532	$2,568,277	$1,906,619
Liquid filters and systems	2,806,875	666,258	4,986,111	1,629,468
Kiln furniture	67,292	88,265	94,918	269,469
	$4,019,338	$1,701,055	$7,649,306	$3,805,556

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

Two-thirds (2/3) of the Payment Shares have been held in escrow, of which one half were to be released from escrow upon determining that Provital, for the year ended December 31, 2014, achieved (i) gross revenues of not less than DKK 65,000,000 9,932,000 and EBITDA of DKK 6,500,000 that is, approximately USD$993,000, or (ii) EBITDA of not less than DKK 10,000,000 that is, approximately USD$1,528,000 and gross revenues of not less than DKK 50,000,000 that is, approximately USD$7,640,000. The other half were to be released from escrow upon determining that Provital, for the year ended December 31, 2015, achieved (i) gross revenues of not less than DKK 120,000,000 that is, approximately USD$18,335,000 and EBITDA of DKK 12,000,000 1,834,000, or (ii) EBITDA of not less than DKK 16,000,000 that is, approximately USD$2,445,000 and gross revenues of not less than DKK 80,000,000 that is, approximately USD$12,223,000. All escrowed Provital Shares remain in escrow as of June 30, 2016.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ended December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK 185,000,000 and EBITDA of DKK 18,500,000 that is, approximately USD$2,827,000, or (ii) EBITDA of not less than DKK 26,000,000 that is, approximately USD$3,973,000 and gross revenues of not less than DKK 130,000,000 that is, approximately USD$19,863,000 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK 105,000,000 that is, approximately USD$16,043,000 and EBITDA of not less than DKK 21,000,000 that is, approximately USD$3,209,000. All such escrowed Provital Shares remain in escrow as of June 30, 2016.

NOTE 17 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through August 11, 2016 and there were no subsequent events.

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

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (DPFs) for the control of soot exhaust particles from diesel engines. We are phasing out the fabrication of kiln furniture for the refractory industry. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive and strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●

Enter New Geographic Markets and Expand Existing Markets. We plan to continue to manufacture and sell our products out of Denmark and the United States. We intend to continue to develop our organization in Denmark and the United States and we plan to expand our production facilities in the United States to include manufacturing of systems. We have opened sales offices in France and in Italy. In addition to utilizing local representatives, we intend to establish sales outlets with technical support in other European nations, while expanding our presence in Asia. We intend to work with agents and partners to access such markets.

●

Continue to Strengthen Position in DPF Market. We believe that we have a strong position in the retrofit market for diesel particulate filter (DPF) systems. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market and expand our presence in the OEM market with new products relating to DPF systems.

●

Continue to Develop and Improve Technologies and Open New End Markets. We intend to continuously develop our ceramic membranes and improve the filtration efficiency for our filtration products. Through continuous development, we intend to find new uses for our products and plan to expand into any new markets that we believe would be appropriate for our Company. One of our key strategies is to develop our membrane applications together with our customers including, for example, the development of the next generation of DPFs with asymmetric design for the OEM market.

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

On June 18, 2015, we announced that we have received an $830,000 purchase order for two systems based on the company’s SiC membranes. The systems were delivered in 2015.

On September 30, 2015, we announced that we received a $790,000 order from an international mining company. The order is for a newly developed highly chemical resistant composite multi-housing for the Company´s SiC membranes, chemical storage tanks and process equipment. The order was delivered in first quarter 2016.

On February 22, 2016, we announced that we received an approximately $2.0 million order for a groundwater treatment plant. The order is from the company Synertech for a project in Serbia. LiqTech will deliver engineering and key components for precipitation of arsenic, boron, iron and manganese and a complete Ultra Filtration system based on the Company´s SiC membranes. The order was delivered in the second quarter of 2016.

On March 3, 2016, we announced that we received a $150,000 order from a new customer in the municipal pool market in France. The order was received by LiqTech´s distributor Lea Technology Group and is the first pool related system order from a French customer.

On May 4, 2016, we announced that the Company has received a $2.0 million follow-on order for the Ground Water Treatment Plant in Serbia that was announced by the Company in February 2016. The total value of the project is $4.0 million and the order is expected to be delivered partly in the second quarter and partly in the third quarter of 2016.

On July 21, 2016, we announced that we have entered into a strategic relationship with one of the leading Chinese companies for DPFs, Kailong High Technology Co. Ltd., to provide Kailong with advanced silicon carbide material for DPF filters. The framework agreement is valued at $2.2 million with the first order of $0.375 million slated for September 2016 delivery. The balance will be shipped later upon customary quality approvals.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
					Period to Period Change
	2016	As a % of Sales	2015	As a % of Sales	US$	Percent %
Net Sales	4,019,338	100%	1,701,055	100%	2,318,283	136.3
Cost of Goods Sold	2,890,984	71.9	2,259,497	132.8	631,487	27.9
Gross Profit	1,128,354	28.1	(558,442)	(32.8)	1,686,796	(302.1)

Operating Expenses
Selling and Marketing	512,179	12.7	745,212	43.8	(233,033)	(31.3)
General and Administrative	575,908	14.3	683,061	40.2	(107,153)	(15.7)
Non-cash compensation	105,373	2.6	84,724	5.0	20,649	24.4
Research and Development	164,056	4.1	202,984	11.9	(38,928)	(19.2)
Total Operating Expenses	1,357,516	33.8	1,715,981	100.9	(358,465)	(20.9)

Loss from Operating	(229,162)	(5.7)	(2,274,423)	(133.7)	2,045,261	(89.9)

Other Income (Expense)
Interest and Other Income	-	-	49,459	2.9	(49,459)	(100.0)
Interest Expense	(6,602)	(0.2)	(19,641)	(1.2)	13,039	(66.4)
(Loss) on Investments	-	-	(71)	(0.0)	71	(100.0)
Gain (loss) on Currency Transactions	391	0.0	(100,450)	(5.9)	100,841	(100.4)
Total Other Income (Expense)	(6,211)	(0.2)	(70,703)	(4.2)	64,492	(91.2)

Loss Before Income Taxes	(235,373)	(5.9)	(2,345,126)	(137.9)	2,109,753	(90.0)
Income Taxes Expense (Income)	94,003	2.3	(575,575)	(33.8)	669,578	(116.3)

Net Loss	(329,376)	(8.2)	(1,769,551)	(104.0)	1,440,175	(81.4)
Less net income attributable to the non-controlled interest in subsidiaries	-	-	24,356	1.4	(24,356)	(100.0)
Net Loss attributable to LiqTech	(329,376)	(8.2)	(1,793,907)	(105.5)	1,464,531	(81.6)

	Six Months Ended June 30,
					Period to Period Change
	2016	As a % of Sales	2015	As a % of Sales	$	Percent %
Net Sales	7,649,306	100%	3,805,556	100%	3,843,750	101.0
Cost of Goods Sold	5,774,994	75.5	4,410,964	115.9	1,364,030	30.9
Gross Profit	1,874,312	24.5	(605,408)	(15.9)	2,479,720	(409.6)

Operating Expenses
Selling and Marketing	1,103,247	14.4	1,437,935	37.8	(334,688)	(23.3)
General and Administrative	1,331,902	17.4	1,499,128	39.4	(167,226)	(11.2)
Non-cash compensation	272,724	3.6	157,646	4.1	115,078	73.0
Research and Development	352,569	4.6	365,457	9.6	(12,888)	(3.5)
Total Operating Expenses	3,060,442	40.0	3,460,166	90.9	(399,724)	(11.6)

Loss from Operating	(1,186,130)	(15.5)	(4,065,574)	(106.8)	2,879,444	(70.8)

Other Income (Expense)
Interest and Other Income	-	-	49,702	1.3	(49,702)	(100.0)
Interest Expense	(16,496)	(0.2)	(34,827)	(0.9)	18,331	(52.6)
Gain on Investments	-	-	7,295	0.2	(7,295)	(100.0)
Gain (loss) on Currency Transactions	(12,159)	(0.2)	132,741	3.5	(144,900)	(109.2)
Total Other Income (Expense)	(28,655)	(0.4)	154,911	4.1	(183,566)	(118.5)

Loss Before Income Taxes	(1,214,785)	(15.9)	(3,910,663)	(102.8)	2,695,878	(68.9)
Income Taxes Expense (Income)	2,868,286	37.5	(967,104)	(25.4)	3,835,390	(396.6)

Net Income	(4,083,071)	(53.4)	(2,943,559)	(77.3)	(1,139,512)	38.7
Less net income attributable to the non-controlled interest in subsidiaries	-	-	21,760	0.6	(21,760)	(100.0)
Net Income attributable to LiqTech	(4,083,071)	(53.4)	(2,965,319)	(77.9)	(1,117,752)	37.7

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Revenues

Net sales for the three months ended June 30, 2016 were $4,019,338 compared to $1,701,055 for the same period in 2015, representing an increase of 2,318,283 or 136.3%. The increase in sales consist of an increase in sales of DPFs of $198,639 and an increase in sales of liquid filters and systems of $2,140,617 and a decrease in sales of kiln furniture of $20,973. The increase in demand for our DPFs is mainly due to an increase in market activity in general compared to the same period last year. The increase in demand for our liquid filters and systems was a result of increased order inflow that is now starting to materialize into revenue. The decrease in demand for our kiln furniture is due to our decision not to focus on this product line anymore.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $1,128,354 compared to a gross loss of $558,442 for same period in 2015, representing an increase of $1,686,796. The increase in gross profit was due to higher sales activity compared to the same period in 2015. Included in gross profit is depreciation of $317,209 and $341,948 for the three months ended June 30, 2016 and 2015, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2016 were $1,357,516 representing a decrease of $358,465 or 20.9%, compared to $1,715,981 for the same period in 2015. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $233,033, or 31.3%, a decrease in general and administrative expenses of $107,153, or 15.7%, an increase in non-cash compensation expenses of $20,649, or 24.4% and a decrease in research and development expenses of $38,928, or 19.2%, compared to the same period in 2015.

Selling expenses for the three months ended June 30, 2016 were $512,179 compared to $745,212 for the same period in 2015, representing a decrease of $233,033, or 31.3%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure compared to the same period in 2015.

General and administrative expenses for the three months ended June 30, 2016 were $575,908 compared to $683,061 for the same period in 2015, representing a decrease of $107,153, or 15.7%. This decrease is attributable to a general cost reduction in general expenses.

Non-cash compensation expenses for the three months ended June 30, 2016 were $105,373 compared to $84,724 for the same period in 2015, representing an increase of $20,649, or 24.4%. This increase is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	June 30,	June 30,
	2016	2015
Compensation upon vesting of stock options granted to employees	$81,548	$35,228
Compensation for vesting of restricted stock awards issued to the board of directors	19,417	48,167
Value of Warrants granted for services	4,408	1,329
Total Non-Cash Compensation	$105,373	$84,724

Research and development expenses for the three months ended June 30, 2016 were $164,056 compared to $202,984 for the same period in 2015, representing a decrease of $38,928, or 19.2%. This decrease is attributable to a cost reduction in research and development expenditures in general for the three months ending June 30, 2016 compared to the same period in 2015.

Net Income Attributable to the Company

Net loss attributable to the Company for the three months ended June 30, 2016 was a loss of $329,376 compared to a loss of $1,793,907 for the comparable period in 2015, representing a decrease in loss of $1,464,531, or 81.6%. This decrease in loss was primarily attributable to a higher sales, higher gross profit and lower total operating expenses. This was partly offset an increase in income tax expense of $669,578.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Revenues

Net sales for the six months ended June 30, 2016 were $7,649,306 compared to $3,805,556 for the same period in 2015, representing an increase of $3,843,750, or 101.0%. The increase in sales consisted of an increase in sales of DPFs of $661,658 and an increase in sales of liquid filters and systems of $3,356,643 and a decrease in sales of kiln furniture of $174,551. The increase in demand for our DPFs is mainly due to an increase in market activity in general compared to the same period in 2015. The increase in demand for our liquid filters and systems was a result of increased order inflow that is now starting to materialize into revenue. The decrease in demand for our kiln furniture is due to our decision not to focus on this product line anymore.

Gross Profit

Gross profit for the six months ended June 30, 2016 was $1,874,312 compared to a loss of $605,408 for same period in 2015, representing an increase of $2,479,720, or 409.6%. The increase in gross profit was due to higher sales activity and improved gross margin compared to the same period in 2015. Included in the gross profit is depreciation of $669,697 and $691,325 for the six months ended June 30, 2016 and 2015, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2016 were $3,060,442 representing a decrease of $399,724, or 11.6% compared to $3,460,166 for the same period in 2015. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $334,688, or 23.3%, a decrease in general and administrative expenses of $167,226, or 11.2%, an increase in non-cash compensation expenses of $115,078, or 73.0% and a decrease in research and development expenses of $12,888, or 3.5% compared to the same period in 2015.

Selling expenses for the six months June 30, 2016 were $1,103,247 compared to $1,437,935 for the same period in 2015, representing a decrease of $334,688, or 23.3%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure compared to the same period in 2015.

General and administrative expenses for the six months ended June 30, 2016 were $1,331,902 compared to $1,499,128 for the same period in 2015, representing a decrease of $167,226, or 11.2. %. This decrease is attributable to a general cost reduction in general expenses.

Non-cash compensation expenses for six months ended June 30, 2016 were $272,724 compared to $157,646 for the same period in 2015, representing an increase of $115,078, or 73.0%. This increase is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the six Months Ended
	June 30,	June 30,
	2016	2015
Compensation upon vesting of stock options granted to employees	$192,074	$68,317
Compensation for vesting of restricted stock awards issued to the board of directors	38,833	88,000
Value of Warrants granted for services	41,817	1,329
Total Non-Cash Compensation	$272,724	$157,646

Research and development expenses for the six months ended June 30, 2016 were $352,569 compared to $365,457 for the same period in 2015, representing a decrease of $12,888, or 3.5%. This decrease is attributable to a cost reduction in research and development expenditures in general for the six months ending June 30, 2016 compared to the same period in 2015.

In the six month period ended June 30, 2016, the Company established a valuation allowance of $3.0 million for the tax-paying entities of LiqTech International Inc., LiqTech NA, LiqTech Singapore and LiqTech Germany. As a part of our revised business strategy, the Company is producing and invoicing all membranes and systems from our Danish operations. As North American sales of DPF products continue to decrease, management has determined that it is unlikely that sufficient DPF sales income would be generated in North America to realize the resulting net operating loss carry forwards.

Net Loss Attributable to the Company

Net income attributable to the Company for the six months ended June 30, 2016 was a loss of $4,083,071 compared to a loss of $2,965,319 for the comparable period in 2015, representing an increase in loss of $1,117,752, or 37.7%. This increase in loss was primarily attributable to an increase in income tax expense of 3,835,390. This was partly offset by an increase in sales, higher gross profit and lower total operating expenses.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At June 30, 2016 and August 12, 2016, the Company did not have any available lines of credit with any lender. At June 30, 2016, we had cash of $637,035 and working capital of $7,277,514 and at December 31, 2015, we had cash and restricted cash of $1,663,417 and working capital of $7,642,314. At June 30, 2016, our working capital decreased by $364,800 compared to December 31, 2015. Total current assets were $10,627,288 and $12,983,004 at June 30, 2016 and at December 31, 2015, respectively, and total current liabilities were $3,349,774 and $5,340,690 at June 30, 2016 and at December 31, 2015, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 473,100 (approximately $70,600 at June 30, 2016) with a bank, subject to certain base limitations. As of June 30, 2016, we had DKK473,100 (approximately $70,600) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

We believe that our cash flow and other potential sources of funds, including cash raised from the sale of common stock of the Company, will be sufficient to fund our anticipated working capital requirements for the next twelve months.  However, if we were to incur any unanticipated expenditures, including an increase in our allowance for doubtful accounts or the negative trend of our operating cash flow continues, this could have a negative effect on our operations and put a substantial burden on our cash resources".

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

Cash Flows

Six months ended June 30, 2016 Compared to six months ended June 30, 2015

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the six months ended June 30, 2016 was $664,498, representing a decrease of $977,490 compared to cash used by operating activities of $1,641,988 for the six months ended June 30, 2015. The $977,490 decrease in cash used by operating activities for the six months ended June 30, 2016 was mainly due to an increase of $2,841,633 in deferred tax asset / liability, an increase in of $1,296,005 in long-term contracts and a decrease of $341,354 in accounts receivable. This was partially offset by a net loss of $4,083,071, an increase of $388,194 in inventory and a decrease of $ 1,860,430 in accounts payable.

The increase in long-term contracts, increase of in inventory and the decrease in accounts receivable and accounts payable were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $69,741 for the six months ended June 30, 2016, as compared to cash used in investing activities of $142,113 for the six months ended June 30, 2015. Cash used in investing activities decreased by $72,372 for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This decrease was due to a period over period decrease of $72,372 in the purchase of property.

Cash used by financing activities was $90,809 for the six months ended June 30, 2016, as compared to cash used by financing activities of $138,410 for the three months ended June 30, 2015. This change of $47,601 in cash provided by financing activities for the six months ended June 30, 2016, compared to 2015, was mainly due to a decrease in payments proceeds on capital lease obligations.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017, December 2016 and June 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2016 are as follows:

Year ending December 31,	Lease Payments
2016	354,612
2017	511,718
2018	295,995
Thereafter	-
Total Minimum Lease Payments	$1,162,325

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

LiqTech International, Inc.

Dated: August 11, 2016	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2016	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)