Form 10-Q
period 2016-09-30
LIQTECH INTERNATIONAL INC
filed 2016-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 10, 2016, was 39,532,035 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2016

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4

Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and September 30, 2015 (unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	30

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2016	2015
	Unaudited
Current Assets:
Cash	$237,683	$1,370,591
Restricted cash balances	-	292,826
Accounts receivable, net	4,356,309	3,191,858
Other receivables	343,697	505,945
Cost in excess of billing	1,195,442	2,519,321
Inventories	5,220,997	4,916,671
Prepaid expenses	71,058	13,670
Current deferred tax asset	72,081	172,122

Total Current Assets	11,497,267	12,983,004

Property and Equipment, net of accumulated depreciation:	2,885,778	3,538,694

Other Assets:
Investments at costs	22,341	21,838
Long term deferred tax asset	591,324	3,684,497
Goodwill	7,757,433	7,582,749
Other intangible assets	7,117	10,386
Deposits	274,536	252,378

Total Other Assets	8,652,751	11,551,848

Total Assets	$23,035,796	$28,073,546

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2016	2015
	Unaudited
Current Liabilities:
Current portion of notes payable	$15,079	$-
Current portion of capital lease obligations	79,344	150,157
Accounts payable	2,806,029	3,455,085
Accrued expenses	1,418,974	1,441,840
Billing in excess of cost	123,240	175,338
Accrued income taxes payable	570	570
Deferred revenue / customers deposits	90,814	117,700

Total Current Liabilities	4,534,050	5,340,690

Long-term notes payable, less current portion	45,355	-
Long-term capital lease obligations, less current portion	123,819	165,572

Total Long-Term Liabilities:	169,174	165,572

Total Liabilities	4,703,224	5,506,262

Commitment and Contingencies See Note 11	-	-

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 39,532,035 and 39,532,035 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	39,532	39,532
Additional paid-in capital	36,120,808	36,087,808
Accumulated deficit	(12,613,408)	(7,592,709)
Deferred compensation	(238,947)	(590,742)
Other comprehensive income, net	(4,975,413)	(5,376,605)

Total Stockholders' Equity	18,332,572	22,567,284

Total Liabilities and Stockholders' Equity	$23,035,796	$28,073,546

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales	$3,689,511	$6,933,197	$11,338,817	$10,738,753

Cost of Goods Sold	3,303,042	4,618,603	9,078,036	9,029,567

Gross Profit	386,469	2,314,594	2,260,781	1,709,186

Operating Expenses:
Selling expenses	558,105	646,269	1,661,352	2,084,204
General and administrative expenses	498,358	656,090	1,830,260	2,155,218
Non-cash compensation expenses	104,416	106,448	377,140	264,094
Research and development expenses	124,165	171,157	476,734	536,614

Total Operating Expense	1,285,044	1,579,964	4,345,486	5,040,130

Income (Loss) from Operations	(898,575)	734,630	(2,084,705)	(3,330,944)

Other Income (Expense)
Interest and other income	-	48,978	-	98,680
Interest expense	(7,347)	(8,677)	(23,843)	(43,504)
Loss on investments	-	(10)	-	7,285
Loss on currency transactions	(14,060)	(34,834)	(26,219)	97,907

Total Other Income (Expense)	(21,407)	5,457	(50,062)	160,368

Income (Loss) Before Income Taxes	(919,982)	740,087	(2,134,767)	(3,170,576)

Income Tax Expense (Income)	17,646	118,678	2,885,932	(848,426)

Net Income (Loss)	(937,628)	621,409	(5,020,699)	(2,322,150)

Less Net Income (Loss) Attributable To Non-Controlled Interests in Subsidiaries	-	(29)	-	21,731

Net Income (Loss) Attributable To LiqTech	$(937,628)	$621,438	$(5,020,699)	$(2,343,881)

Basic Income (Loss) Per Share	$(0.02)	$0.02	$(0.12)	$(0.06)

Weighted Average Common Shares Outstanding	39,532,035	39,519,705	39,532,035	39,471,745

Diluted Income (Loss) Per Share	$(0.02)	$0.02	$(0.12)	$(0.06)

Weighted Average Common Shares Outstanding Assuming Dilution	39,532,035	39,531,786	39,532,035	39,471,745

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 (UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Income (Loss)	(937,628)	621,409	(5,020,699)	(2,322,150)

Currency Translation, Net of Taxes	66,547	(169,571)	401,194	(1,779,206)

Other Comprehensive Income (Loss)	$(871,081)	$451,838	$(4,619,505)	$(4,101,356)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	-	25	-	(1,633)

Comprehensive Income (Loss) Attributable To LiqTech International Inc.	$(871,081)	$451,813	$(4,619,505)	$(4,099,723)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(5,020,699)	$(2,322,150)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	995,687	1,055,555
Non-cash compensation	384,795	264,094
Bad debt expense	23,852	35,163
Reserve for obsolete inventory	132,983	76,492
Change in deferred tax asset / liability	3,193,214	(703,607)
Changes in assets and liabilities:
(Increase) decrease in restricted cash	292,826	218,879
(Increase) decrease in accounts receivable	(1,026,055)	(1,884,865)
(Increase) decrease in inventory	(572,709)	376,758
(Increase) decrease in prepaid expenses/deposits	(79,546)	64,177
Increase (decrease) in accounts payable	(649,056)	242,084
Increase (decrease) in accrued expenses	(49,752)	(89,718)
Increase (decrease) long-term contracts	1,271,781	732,521

Total Adjustments	3,918,020	387,533

Net Cash Used by Operating Activities	(1,102,679)	(1,934,617)

Cash Flows from Investing Activities:
Purchase of property and equipment	(129,411)	(409,093)

Net Cash Used by Investing Activities	(129,411)	(409,093)

Cash Flows from Financing Activities:
Net payments on loans payable	(21,210)	-
Net payments on capital lease obligation	(112,566)	(176,153)

Net Cash Provided (Used) by Financing Activities	(133,776)	(176,153)

Gain (Loss) on Currency Translation	232,958	(986,233)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,132,908)	(3,506,096)

Cash and Cash Equivalents at Beginning of Period	1,370,591	5,853,752

Cash and Cash Equivalents at End of Period	$237,683	$2,347,656

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$23,843	$43,504
Income Taxes	$570	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$272,665	$112,528
Compensation for vesting of restricted stock awards issued to the board of directors	58,250	146,250
Value of warrants issued for services	46,225	5,316
Total	$377,140	$264,094

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

LiqTech International, Inc., a Nevada corporation (Parent) organized in July 2004, formerly known as Blue Moose Media, Inc.

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

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany. The Company is in the process of closing operations, which is expected to be completed during 2017.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area. The Company is in the process of closing operations, which is expected to be completed during 2017.

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and nine months ended September 30, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, the Company had cash balances of $0 and $292,826, respectively that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

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

The roll forward of the allowance for doubtful accounts for the three months ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Allowance for doubtful accounts at the beginning of the period	$1,087,871	$1,654,290
Bad debt expense	23,852	80,729
Amount of receivables written off	(133,694)	(398,083)
Effect of currency translation	(17,675)	(249,065)
Allowance for doubtful accounts at the end of the period	$960,354	$1,087,871

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

The Company has received long-term contracts for the installation of various water filtrations systems and grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications. Revenues from long-term contracts and grants are recognized on the percentage-of-completion method, measured by the percentage of project costs incurred to date to estimated total project costs for each long-term contract or grant multiplied by the long-term contract or grant income on a project-by-project basis. This method is used because management considers costs incurred to be the best available measure of progress on contracts in process.

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $21,307 and $30,045 for the nine months ended September 30, 2016 and 2015, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the nine months ended September 30, 2016 and 2015 were $476,734 and $536,614, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options and awards to certain key employees and directors. See Note 13. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $272,665 and $112,528 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $43,699 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will adopt early. The amended standard may be adopted on either a prospective or a retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During March 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances were repaid in May 2015.

NOTE 3 - INVENTORY

Inventory consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Furnace parts and supplies	$447,336	$466,538
Raw materials	1,239,617	1,498,406
Work in process	2,115,373	1,770,070
Finished goods and filtration systems	2,165,537	1,788,161
Reserve for obsolescence	(746,866)	(606,504)
Net Inventory	$5,220,997	$4,916,671

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	Useful Life			2016	2015
Production equipment	3	-	10	$10,449,889	$10,536,377
Lab equipment	3	-	10	80,982	143,783
Computer equipment	3	-	5	196,968	269,526
Vehicles	3	-	5	41,295	40,365
Furniture and fixtures		5		154,755	141,502
Leasehold improvements		10		989,812	972,023
				11,913,701	12,103,576

Less Accumulated Depreciation				(9,027,923)	(8,564,882)
Net Property and Equipment				$2,885,778	$3,538,694

Depreciation expense amounted to $992,418 and $1,050,690 for the nine months ended September 30, 2016 and 2015, respectively. The property and equipment is held as collateral on a lines of credit and guarantees with financial institutions. See Note 9.

  NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2016	Level 1	Level 2	Level 3

Investments	-	-	22,341

Total	-	-	22,341

As of December 31, 2015	Level 1	Level 2	Level 3

Investments	-	-	21,838

Total	-	-	21,838

At September 30, 2016, our total investments of $22,341 consisted of an investment of $5,580 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,761 in LiqTech Italy, to strengthen our sales channels in the Italian market.

At December 31, 2015, our total investments of $21,838 consisted of an investment of $5,460 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,378 in LiqTech Italy to strengthen our sales channels in the Italian market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2016 and December 31, 2015, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $7,117 and $10,386, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the nine months ended September 30, 2016 and 2015 was $3,269 and $4,865, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2016	$1,174
2017	2,851
2018	2,398
2019	694
Thereafter	-

$7,117

NOTE 7 - GOODWILL

The following is a summary of goodwill:

September 30, 2016
Goodwill at beginning of period	$7,582,749
Effect of currency translation	174,684
Goodwill at end of period	$7,757,433

Goodwill consists of:	September 30, 2016

LiqTech Systems A/S	$7,757,433

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Key variables included in evaluating goodwill for impairment include the pipeline of proposed potential customer sales, budgeted reoccurring sales, risk free interest rate and risk premium rate and future budgeted operating results. The Company recorded no impairment charge on goodwill, during the year ended December 31, 2015 as managements estimated fair value of the reporting unit exceeded the carrying value.

NOTE 8 - NOTES PAYABLE

The Company had a 4.02% Note payable used to purchase a vehicle with $60,434 and $0 balance outstanding as of September 30, 2016 and December 31, 2015. The note calls for monthly payments of $1,395, matures August 1, 2020 and is secured by the vehicle purchased.

The following represents the future maturities of long-term debt as of September 30, 2016:

Year ending December 31,	Payments
2016	$3,770
2017	15,079
2018	15,079
2019	15,079
2020	11,427
Thereafter	-
$60,434

Long-term notes payable, less current portion	$45,355
Current portion of notes payable	15,079
$60,434

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $70,900 at September 30, 2016) with a bank, subject to certain base limitations. As of September 30, 2016, we had DKK 473,100 (approximately $70,900) outstanding on this line. This line of credit is guaranteed by Vækstfonden (State investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017 and December 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2016 are as follows:

Year ending December 31,	Lease Payments
2016	165,078
2017	513,484
2018	297,090
Thereafter	-
Total Minimum Lease Payments	$975,652

Lease expense charged to operations was $559,755 and $521,871 for the nine months ended September 30, 2016 and 2015, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,845, $3,815, $624 and $562 expiring through July 2018. Included in property and equipment, at September 30, 2016 and December 31, 2015, the Company had recorded equipment on capital lease at $1,332,009 and $ 1,302,005, respectively, with related accumulated depreciation of $1,056,861 and $ 1,033,062, respectively.

During the nine months ended September 30, 2016 and 2015, depreciation expense for equipment on capital leases amounted to $103,219, and $107,375, respectively, and has been included in depreciation expense. During the nine months ended September 30, 2016 and 2015, interest expense on a capital lease obligation amounted to $13,770 and $21,139, respectively.

Future minimum capital lease payments are as follows for the periods ended December 31:

Year ending December 31,	Lease Payments
2016	$58,580
2017	128,498
2018	25,058
Thereafter	-
Total minimum lease payments	212,136
Less amount representing interest	(8,973)
Present value of minimum lease payments	203,163
Less Current Portion	(79,344)
$123,819

NOTE 11 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2016 and 2015, matching contributions were expensed and totaled $9,291 and $10,784, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), for an amount of Euro 750,000 (approximately $690,000 at December 31, 2015 and at September, 2016) before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of August 9, 2016, the case is in a preliminary stage where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed. An evaluation of the outcome will only be possible after the results of the court appointment expert are known. The Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 473,100 (approximately $70,900 at September 30, 2016) with a bank, subject to certain base limitations. As of September 30, 2016, we had DKK473,100 (approximately $70,900 at September 30, 2016) in working guarantee against the line.

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

Current tax planning strategies, including our new Business Plan strategy, have management estimating that it is more likely than not that the Danish business units will be able to generate pretax profit equal to or in excess of the net operating loss carryforwards. As of September 30, 2016 the Company had net operating loss carryovers of approximately $11,411,643 for U.S. Federal purposes expiring through 2035, approximately $3,073,833 for Danish tax purposes which do not expire, approximately $464,002 for German tax purposes which do not expire and approximately $602,860 for Singapore tax purposes which do not expire.

As of September 30, 2016 and December 31, 2015, the Company established a valuation allowance of $3,631,910 and $228,170, respectively for the tax paying components of LiqTech International Inc., LiqTech NA, LiqTech Singapore and LiqTech Germany as management could not determine that it was more likely than not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards of these components.  The change in the valuation for the period ended September 30, 2016 was $3,518,828.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets. The same variable used by the Company in evaluating goodwill for impairment was used in assessing the realization of deferred tax assets (See Note 7).

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

2) The Company expects significant growth in the marine waste water industries.

3) In September 2016, the Company executed a Diesel Particular Filtration supplier contract in China.

4) For Danish tax purposes the Company is able to obtain tax refunds for research and development expenditures.

Negative Evidence

1) The Company has noted a longer than anticipated sales cycle from proposals to signing filtration systems orders.

2) The Company has a net loss from operations for the year ended December 31, 2015.

3) The Company has a net loss from operations for the three and nine months ended September 30, 2016.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2016 and December 31, 2015:

	2016	2015
Vacation accrual	$3,933	$3,933
Allowance for doubtful accounts	13,907	14,089
Reserve for obsolete inventory	155,723	154,100
Valuation allowance	(101,482)	-
Net current tax assets	$72,081	$172,122

Business tax credit carryover	30,935	30,935
Danish R&D credits	238,384	-
Net operating loss carryover	4,439,424	4,333,820
Excess of book over tax depreciation	(450,733)	(452,088)
Valuation allowance	(3,666,686)	(228,170)
Long term deferred tax asset	$591,324	$3,684,497

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the nine months ended September 30, 2016 and 2015:

	2016	2015
Computed tax at expected statutory rate	$(725,821)	$(1,085,383)
Non-deductible expenses	-	74,380
Non-US income taxed at different rates	15,135	120,213
Valuation allowance	3,553,605	42,364
Other	43,013	-
Income tax expense (benefit)	$2,885,932	$(848,426)

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2016 and 2015 consisted of the following:

	2016	2015
Current income tax expense:
Danish	$(577,892)	$-
Federal	-	-
State	-	-
Current tax (benefit)	$(577,892)	$-

Book in excess of tax depreciation	$-	$-
Deferred rent	-	-
Business tax credit carryover	-	-
Net operating loss carryover	(88,023)	(831,945)
Valuation allowance	3,551,847	42,364
Deferred compensation	-	-
Accrued vacation	-	-
Reserve for obsolete inventory	-	(58,845)
Deferred tax expense (benefit)	$3,463,824	$(848,426)
Total tax expense (benefit)	$2,885,932	$(848,426)

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

NOTE 13 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015
Profit (Loss) attributable to LiqTech International Inc.	$(937,628)	$621,438	$(5,020,699)	$(2,343,881)
Weighted average number of common shares used in basic earnings per share	39,532,035	39,519,705	39,532,035	39,471,745
Effect of dilutive securities, stock options and warrants	-	12,081	-	-
Weighted average number of common shares and potentially dilutive securities	39,532,035	39,531,786	39,532,035	39,471,745

For the nine months ended September 30, 2016, Parent had 1,046,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 7,325,575 warrants outstanding to purchase common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the nine months ended September 30, 2015, Parent had 1,013,500 options outstanding to purchase common stock of the Parent at $0.74 to $1.90 per share and Parent had 7,225,575 warrants outstanding to purchase common stock of the Parent at $1.00 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2016 and December 31, 2015, respectively, there were 39,532,035 and 39,532,035 common shares issued and outstanding.

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

For the nine months ended September 30, 2016 and 2015, the Company has recorded non-cash compensation expense of $58,250 and $146,250 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at September 30, 2016 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	1.25	$0.81	100,000	$0.81
$1.00	200,000	1.25	$1.00	133,333	$1.00
$1.50	3,874,000	0.25	$1.50	3,874,000	$1.50
$1.65	400,000	2.83	$1.65	400,000	$1.65
$2.70	2,626,000	0.25	$2.70	2,626,000	$2.70
$4.06	125,575	0.44	$4.06	125,575	$4.06
Total	7,325,575	0.44	$1.96	7,258,908	$1.97

At September 30, 2016, the Company had 66,667 non-vested warrants. We have recorded non-cash compensation expense of $46,225 for the nine months ended September 30, 2016 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At September 30, 2016, 1,046,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

	LiqTech International, Inc.
Expected term (in years)	5	-	10
Volatility	74.65%	-	76.87%
Risk free interest rate	1.38%	-	2.24%
Dividend yield		0%

The Company recognized stock based compensation expense related to the options of $272,665 and $112,528 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 the Company had approximately $260,734 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Plan at September 30, 2016 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	400,000	3.87	$0.74	133,333	$0.74
$0.75	100,000	3.54	$0.75	33,333	$0.75
$1.01	130,000	9.22	$1.01	130,000	$1.01
$1.57	100,000	1.04	$1.57	100,000	$1.57
$1.90	316,000	0.33	$1.90	316,000	$1.90
Total	1,046,000	3.16	$1.20	712,666	$1.42

A summary of the status of the options at September 30, 2016, and changes during the period are presented below:

	September 30, 2016
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,071,000	$1.19	3.93	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(25,000)	0.74	-	-
Expired	-	-	-	-
Outstanding at end of period	1,046,000	$1.20	3.16	$44,000
Vested and expected to vest	1,046,000	$1.20	3.16	$44,000
Exercisable end of period	712,666	$1.42	2.86	$14,667

At September 30, 2016, the Company had 333,334 non-vested options with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $75,274, which is expected to be expensed over a weighted-average period of 1.75 years.

The total intrinsic value of options at September 30, 2016 was $44,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2016 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the nine months ended September 30, 2016, the Company had two customers who account for 30% and 19% on net sales, respectively (approximately 49% in total).

For the nine months ended September 30, 2015, our four largest customers accounted for approximately 16%, 12%, 9% and 6%, respectively of our net sales (approximately 43% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
United States and Canada	$204,134	$347,359	$554,678	$1,267,975
Australia	43,883	98,425	266,625	310,982
South America	-	2,400,000	81,480	2,400,000
Asia	427,511	880,123	649,295	1,122,357
Europe	3,013,983	3,207,290	9,786,739	5,637,439
	$3,689,511	$6,933,197	$11,338,817	$10,738,753

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Ceramic diesel particulate	$1,749,925	$2,277,616	$4,318,202	$4,184,235
Liquid filters and systems	1,759,285	4,594,755	6,745,397	6,224,223
Kiln furniture	180,301	60,826	275,218	330,295
	$3,689,511	$6,933,197	$11,338,817	$10,738,753

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

Two-thirds (2/3) of the Payment Shares have been held in escrow, of which one half were to be released from escrow upon determining that Provital, for the year ended December 31, 2014, achieved (i) gross revenues of not less than DKK 65,000,000 9,932,000 and EBITDA of DKK 6,500,000 that is, approximately USD$993,000, or (ii) EBITDA of not less than DKK 10,000,000 that is, approximately USD$1,528,000 and gross revenues of not less than DKK 50,000,000 that is, approximately USD$7,640,000. The other half were to be released from escrow upon determining that Provital, for the year ended December 31, 2015, achieved (i) gross revenues of not less than DKK 120,000,000 that is, approximately USD$18,335,000 and EBITDA of DKK 12,000,000 1,834,000, or (ii) EBITDA of not less than DKK 16,000,000 that is, approximately USD$2,445,000 and gross revenues of not less than DKK 80,000,000 that is, approximately USD$12,223,000. All escrowed Provital Shares remain in escrow as of September 30, 2016.

The purchase agreement includes “catch up” provisions that provide that the Payment Shares placed in escrow will be released from escrow if Provital (1) for the years ended December 31, 2014 and December 31, 2015, achieves accumulated gross revenues (i) exceeding DKK 185,000,000 and EBITDA of DKK 18,500,000 that is, approximately USD$2,827,000, or (ii) EBITDA of not less than DKK 26,000,000 that is, approximately USD$3,973,000 and gross revenues of not less than DKK 130,000,000 that is, approximately USD$19,863,000 or (2) for the year ending December 31, 2016, achieves gross revenues exceeding DKK 105,000,000 that is, approximately USD$16,043,000 and EBITDA of not less than DKK 21,000,000 that is, approximately USD$3,209,000. All such escrowed Provital Shares remain in escrow as of September 30, 2016.

NOTE 17 – SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 10, 2016 and there were no subsequent events.

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly owned subsidiary LiqTech Systems A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Systems”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems and LiqTech Delaware are referred to herein as our “Subsidiaries”.

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

Developments

Signed Contracts

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

On May 4, 2016, we announced that the Company has received a $2.0 million follow-on order for the Ground Water Treatment Plant in Serbia that was announced by the Company in February 2016. The total value of the project is $4.0 million and the order was delivered partly in the second quarter and partly in the third quarter of 2016. A remaining part of the order will be delivered to the fourth quarter of 2016.

On July 21, 2016, we announced that we have entered into a strategic relationship with one of the leading Chinese companies for DPFs, Kailong High Technology Co. Ltd. (“Kailong”), to provide Kailong with advanced silicon carbide material for DPF filters. The framework agreement is valued at $2.2 million with the first order of $0.375 million delivered in September 2016. The balance will be shipped later upon customary quality approvals.

On August 25, 2016, we announced that the Company have entered into a binding letter of intent to establish a diesel particulate filter company in China. LiqTech will own 30% of the company and invest $4 million in the joint venture company over a 2-year period. Kailong will invest a minimum of $2.5 million in LiqTech, condition on Chinese government approval. In the event that government approval is not obtained, the letter of intent will terminate. In addition, the letter of intent is conditional on execution of definitive agreements. On October 6, 2016, we announced that due to regulatory issues it has not been possible for Kailong to meet the September 30, 2016 deadline for an investment in LiqTech. The parties have therefore agreed to amend the agreement, so that the joint venture is increasing the payment to the Company for the technology of producing Silicon Carbide Filters.

On September 7, 2016, we announced that the Company has entered into a non-binding letter of intent to supply a $1.8 million filtration system for a 100,000 tons per year bioethanol plant to be located in Harbin, Heilongjiang, China. The letter of intent is subject to execution of definitive documents and financing of the project from a Chinese Investment bank.

On September 27, 2016, we announced that the Company has received an order for silicon carbide diesel particulate filters from Kailong for $2,360,000 as part of the framework agreement made between the parties earlier this year.

Results of Operations

 The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

 The following table sets forth our revenues, expenses and net income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
					Period to Period Change
	2016	As a % of Sales	2015	As a % of Sales	US$	Percent %
Net Sales	3,689,511	100%	6,933,197	100%	(3,243,686)	(46.8)
Cost of Goods Sold	3,303,042	89.5	4,618,603	66.6	(1,315,561)	(28.5)
Gross Profit	386,469	10.5	2,314,594	33.4	(1,928,125)	(83.3)

Operating Expenses
Selling expenses	558,105	15.1	646,269	9.3	(88,164)	(13.6)
General and administrative expenses	498,358	13.5	656,090	9.5	(157,732)	(24.0)
Non-cash compensation expenses	104,416	2.8	106,448	1.5	(2,032)	(1.9)
Research and development expenses	124,165	3.4	171,157	2.5	(46,992)	(27.5)
Total Operating Expenses	1,285,044	34.8	1,579,964	22.8	(294,920)	(18.7)

Income (loss) from Operating	(898,575)	(24.4)	734,630	10.6	(1633,205)	(222.3)

Other Income (Expense)
Interest and other income	(0)	(0.0)	48,978	0.7	(48,978)	(100.0)
Interest expense	(7,347)	(0.2)	(8,677)	(0.1)	1,330	(15.3)
Loss on investments	-	-	(10)	(0.0)	10	(100.0)
Loss on currency transactions	(14,060)	(0.4)	(34,834)	(0.5)	20,774	(59.6)
Total Other Income (Expense)	(21,407)	(0.6)	5,457	0.1	(26,864)	(492.3)

Income (loss) Before Income Taxes	(919,982)	(24.9)	740,087	10.7	(1,660,069)	(224.3)
Income Taxes Expense	17,646	0.5	118,678	1.7	(101,032)	(85.1)

Net Income (Loss)	(937,628)	(25.4)	621,409	9.0	(1,559,037)	(250.9)
Less net income attributable to the non-controlled interest in subsidiaries	-	-	(29)	(0.0)	29	(100.0)
Net Income (Loss) attributable to LiqTech	(937,628)	(25.4)	621,438	9.0	(1,559,066)	(250.9)

	Nine Months Ended September 30,
					Period to Period Change
	2016	As a % of Sales	2015	As a % of Sales	US$	Percent %
Net Sales	11,338,817	100%	10,738,753	100%	600,064	5.6
Cost of Goods Sold	9,078,036	80.1	9,029,567	84.1	48,469	0.5
Gross Profit	2,260,781	19.9	1,709,186	15.9	551,595	32.3

Operating Expenses
Selling expenses	1,661,352	14.7	2,084,204	19.4	(422,852)	(20.3)
General and administrative expenses	1,830,260	16.1	2,155,218	20.1	(324.958)	(15.1)
Non-cash compensation expenses	377,140	3.3	264,094	2.5	113,046	42.8
Research and development expenses	476,734	4.2	536,614	5.0	(59,880)	(11.2)
Total Operating Expenses	4,345,486	38.3	5,040,130	46.9	(694,644)	(13.8)

Loss from Operating	(2,084,705)	(18.4)	(3,330,944)	(31.0)	1,246,239	(37.4)

Other Income (Expense)
Interest and other income	-	-	98,680	0.9	(98,680)	(100.0)
Interest expense	(23,843)	(0.2)	(43,504)	(0.4)	19,661	(45.2)
Gain (loss) on investments	-	-	7,285	0.1	(7,285)	(100.0)
Gain (loss) on currency transactions	(26,219)	(0.2)	97,907	0.9	(124,126)	(126.8)
Total Other Income (Expense)	(50,062)	(0.4)	160,368	1.5	(210,430)	(131.2)

Loss Before Income Taxes	(2,134,767)	(18.8)	(3,170,576)	(29.5)	1,035,809	(32.7)
Income Taxes Expense (Income)	2,885,932	25.5	(848,426)	(7.9)	3,734,358	(440.2)

Net Loss	(5,020,699)	(44.3)	(2,322,150)	(21.6)	(2,698,549)	116.2
Less net income attributable to the non-controlled interest in subsidiaries	-	-	21,731	0.2	(21,731)	(100.0)
Net Loss attributable to LiqTech	(5,020,699)	(44.3)	(2,343,881)	(21.8)	(2,676,818)	114.2

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Revenues

Net sales for the three months ended September 30, 2016 were $3,689,511 compared to $6,933,197 for the same period in 2015, representing a decrease of 3,243,686 or 46.8%. The decrease in sales consisted of a decrease in sales of DPFs of $527,691 and a decrease in sales of liquid filters and systems of $2,835,470 and an increase in sales of kiln furniture of $119,475. The decrease in demand for our DPFs is mainly due to a decrease in market activity in general compared to the same period last year. The decrease in demand for our liquid filters and systems is mainly due to a decrease in market activity in general compared to the same period last year. The increase in demand for our kiln furniture is due to an increase in market activity compared to the same period last year. We have decided not to focus on this product line anymore and expect very limited activity if any in 2017 and forward.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $386,469 compared to a gross profit of $2,314,594 for same period in 2015, representing a decrease of $1,928,125 or 83.3%. The decrease in gross profit was due to lower sales activity compared to the same period in 2015. Included in gross profit is depreciation of $325,990 and $364,230 for the three months ended September 30, 2016 and 2015, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2016 were $1,285,044 representing a decrease of $294,920 or 18.7%, compared to $1,579,964 for the same period in 2015. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $88,164, or 13.6%, a decrease in general and administrative expenses of $157,732, or 24..0%, a decrease in non-cash compensation expenses of $2,032, or 1.9% and a decrease in research and development expenses of $46,992, or 27.5%, compared to the same period in 2015.

Selling expenses for the three months ended September 30, 2016 were $558,105 compared to $646,269 for the same period in 2015, representing a decrease of $88,164, or 13.6%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure compared to the same period in 2015.

General and administrative expenses for the three months ended September 30, 2016 were $498,358 compared to $656,090 for the same period in 2015, representing a decrease of $157,732, or 24.0%. This decrease is attributable to a general cost reduction in general expenses.

Non-cash compensation expenses for the three months ended September 30, 2016 were $104,416 compared to $106,448 for the same period in 2015, representing a decrease of $2,032, or 1.9%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2016	2015
Compensation upon vesting of stock options granted to employees	$80,591	$44,211
Compensation for vesting of restricted stock awards issued to the board of directors	19,417	58,250
Value of Warrants granted for services	4,408	3,987
Total Non-Cash Compensation	$104,416	$106,448

Research and development expenses for the three months ended September 30, 2016 were $124,165 compared to $171,157 for the same period in 2015, representing a decrease of $46,992, or 27.5%. This decrease is attributable to a cost reduction in research and development expenditures in general for the three months ending September 30, 2016 compared to the same period in 2015.

Net Income Attributable to the Company

Net loss attributable to the Company for the three months ended September 30, 2016 was a loss of $937,628 compared to a profit of $621,438 for the comparable period in 2015, representing a decrease of $1,559,066, or 250.9%. This decrease was primarily attributable to lower sales, lower gross profit and partly offset by lower total operating expenses.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Revenues

Net sales for the nine months ended September 30, 2016 were $11,338,817 compared to $10,738,753 for the same period in 2015, representing an increase of $600,064, or 5.6%. The increase in sales consisted of an increase in sales of DPFs of $133,967 and an increase in sales of liquid filters and systems of $521,174 and a decrease in sales of kiln furniture of $55,077. The increase in demand for our DPFs is mainly due to an increase in market activity in general compared to the same period in 2015. The increase in demand for our liquid filters and systems was a result of increased order inflow that is now starting to materialize into revenue for the nine months ended September 30, 2016. The decrease in demand for our kiln furniture is due to our decision not to focus on this product line anymore.

Gross Profit

Gross profit for the nine months ended September 30, 2016 was $2,260,781 compared to a profit of $1,709,186 for same period in 2015, representing an increase of $551,595, or 32.3%. The increase in gross profit was due to higher sales activity and improved gross margin compared to the same period in 2015. Included in the gross profit is depreciation of $995,687 and $1,055,555 for the nine months ended September 30, 2016 and 2015, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2016 were $4,345,486 representing a decrease of $694,644, or 13.8% compared to $5,040,130 for the same period in 2015. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $422,852, or 20.3%, a decrease in general and administrative expenses of $324,958, or 15.1%, an increase in non-cash compensation expenses of $113,046, or 42.8% and a decrease in research and development expenses of $59,880, or 11.2% compared to the same period in 2015.

Selling expenses for the nine months September 30, 2016 were $1,661,352 compared to $2,084,204 for the same period in 2015, representing a decrease of $422,852, or 20.3%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of our sales structure compared to the same period in 2015.

General and administrative expenses for the nine months ended September 30, 2016 were $1,830,260 compared to $2,155,218 for the same period in 2015, representing a decrease of $324,958, or 15.1%. This decrease is attributable to a general cost reduction in general expenses.

Non-cash compensation expenses for nine months ended September 30, 2016 were $377,140 compared to $264,094 for the same period in 2015, representing an increase of $113,046, or 42.8%. This increase is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Compensation upon vesting of stock options granted to employees	$272,665	$112,528
Compensation for vesting of restricted stock awards issued to the board of directors	58,250	146,250
Value of Warrants granted for services	46,225	5,316
Total Non-Cash Compensation	$377,140	$264,094

Research and development expenses for the nine months ended September 30, 2016 were $476,734 compared to $536,614 for the same period in 2015, representing a decrease of $59,880, or 11.2%. This decrease is attributable to a cost reduction in research and development expenditures in general for the nine months ending September 30, 2016 compared to the same period in 2015.

In the nine month period ended September 30, 2016, the Company established a valuation allowance of $3.0 million for the tax-paying entities of LiqTech International Inc., LiqTech NA, LiqTech Singapore and LiqTech Germany. As a part of our revised business strategy, the Company is producing and invoicing all membranes and systems from our Danish operations. As North American sales of DPF products continue to decrease, management has determined that it is unlikely that sufficient DPF sales income would be generated in North America to realize the resulting net operating loss carry forwards.

Net Loss Attributable to the Company

Net income attributable to the Company for the nine months ended September 30, 2016 was a loss of $5,020,699 compared to a loss of $2,343,881 for the comparable period in 2015, representing an increase in loss of $2,676,818, or 114.2%. This increase in loss was primarily attributable to an increase in income tax expense of 3,734,358. This was partly offset by an increase in sales, higher gross profit and lower total operating expenses.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At September 30, 2016, the Company did not have any available lines of credit with any lender. At September 30, 2016, we had cash of $237,683 and working capital of $6,963,217 and at December 31, 2015, we had cash and restricted cash of $1,663,417 and working capital of $7,642,314. At September 30, 2016, our working capital decreased by $679,097 compared to December 31, 2015. Total current assets were $11,497,267 and $12,983,004 at September 30, 2016 and at December 31, 2015, respectively, and total current liabilities were $4,534,050 and $5,340,690 at September 30, 2016 and at December 31, 2015, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 473,100 (approximately $70,900 at September 30, 2016) with a bank, subject to certain base limitations. As of September 30, 2016, we had DKK473,100 (approximately $70,900) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

We believe that our cash flow and other potential sources of funds, including cash raised from the sale of common stock of the Company, will be sufficient to fund our anticipated working capital requirements for the next twelve months.  However, if we were to incur any unanticipated expenditures, including an increase in our allowance for doubtful accounts or the negative trend of our operating cash flow continues, this could have a negative effect on our operations and put a substantial burden on our cash resources.

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

The Company is actively pursuing to raise up to an additional $7,500,000 in cash through the sales of Common stock of the Company in a private placement.  The Company has met with several potential investors and anticipates securing additional equity financing.

 Cash Flows

Nine months ended September 30, 2016 Compared to nine months ended September 30, 2015

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2016 was $1,102,679, representing a decrease of $831,938 compared to cash used by operating activities of $1,934,617 for the nine months ended September 30, 2015. The $831,938 decrease in cash used by operating activities for the nine months ended September 30, 2016 was mainly due to an increase of $3,193,214 in deferred tax asset / liability, an increase of $1,271,781 in long-term contracts and a decrease of $292,826 in restricted cash. This was partially offset by a net loss of $5,020,699, an increase of $1,026,055 in accounts receivable, an increase of $572,709 in inventory and a decrease of $649,056 in accounts payable.

The increase in deferred tax asset / liability, increase in long-term contracts, increase of in inventory, increase in accounts receivable and the decrease in accounts payable were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $129,411 for the nine months ended September 30, 2016, as compared to cash used in investing activities of $409,093 for the nine months ended September 30, 2015. Cash used in investing activities decreased by $279,682 for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This decrease was due to a period over period decrease of $279,682 in the purchase of property.

Cash used by financing activities was $133,776 for the nine months ended September 30, 2016, as compared to cash used by financing activities of $176,153 for the nine months ended September 30, 2015. This change of $42,377 in cash used by financing activities for the nine months ended September 30, 2016, compared to 2015, was mainly due to a decrease in payments proceeds on capital lease obligations offset by payments from loans payable.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases

The Company leases office and production facilities under operating lease agreements expiring in August 2018, May 2018, February 2017, June 2017 and December 2016. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2016 are as follows:

Year ending December 31,	Lease Payments
2016	165,078
2017	513,484
2018	297,090
Thereafter	-
Total Minimum Lease Payments	$975,652

Significant Accounting Policies and Critical Accounting Estimates

There have been no significant changes in our significant accounting policies and critical accounting estimates since the filing of our Annual Report on Form 10-K for the period ended December 31, 2015.

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recently Enacted Accounting Standards” in the accompanying Financial Statements.

Subsequent Events

On November 8, 2016, the Company entered into a joint venture agreement with Hunan Yonker Water Co., Ltd. (“HYW”), pursuant to which the Company and HYW agreed to set up a joint venture company in China relating to filtration systems based on the Company’s Silicon Carbide Membrane technology used in water and wastewater treatment for industrial municipal facilities.  Furthermore, on November 8, 2016, the Company and Hunan Yonker Investment Group Co., Ltd (“Hunan Yonker”) entered into an agreement pursuant to which Hunan Yonker agreed to purchase 4,000,000 shares of common stock of the Company at $1.00 per share (the “Shares”). The closing of the purchase of the shares is subject to receipt of all US and China government approvals. Such approvals are expected to be received by February 28th, 2017.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.    MINE SAFETY DISCLOSURES

 None.

ITEM 5.    OTHER INFORMATION

On November 8, 2016, the Company entered into a joint venture agreement with Hunan Yonker Water Co., Ltd. (“HYW”), pursuant to which the Company and HYW agreed to set up a joint venture company in China relating to filtration systems based on the Company’s Silicon Carbide Membrane technology used in water and wastewater treatment for industrial municipal facilities.  Furthermore, on November 8, 2016, the Company and Hunan Yonker Investment Group Co., Ltd (“Hunan Yonker”) entered into an agreement pursuant to which Hunan Yonker agreed to purchase 4,000,000 shares of common stock of the Company at $1.00 per share (the “Shares”). The closing of the purchase of the shares is subject to receipt of all US and China government approvals. Such approvals are expected to be received by February 28th, 2017.

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

LiqTech International, Inc.

Dated: November 14, 2016	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)