Form 10-K
period 2016-12-31
LIQTECH INTERNATIONAL INC
filed 2017-03-30
CIK 1307579

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53769

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2016, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $0.60 per share on June 30, 2016 was $14,711,188. As of March 23, 2017, there were 36,835,514 shares of common stock, $0.001 par value per share, outstanding.

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly owned subsidiary LiqTech Systems A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (formerly known as Provital, “LiqTech Systems”) and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems and LiqTech Delaware are referred to herein as our “Subsidiaries”.

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

Ceramic Silicon Carbide Membranes for Liquid Filtration

  Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic silicon carbide membranes and systems for liquid filtration using our patented silicon carbide technology (sometimes also referred to herein as our “SiC Filters”) that currently focus on hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water and industrial applications. Our SiC Filters have been used in the following applications by our clients:

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

●

Pre-filtration of reverse osmosis drinking water: Prior to passing through reverse osmosis membranes to produce drinking or industrial water from sea or surface water, the sea or surface water must be pre-filtered. We have performed successful tests for the pre-filtration of sea and surface water for this purpose with numerous clients, including Synertech in Serbia, a supplier of drinking water, Arteron in Malaysia, a company producing compact drinking water solutions, and Hoimyung Corp in South Korea, a supplier of industrial waste water systems and pretreatment for reverse osmosis.

●

Industrial applications: We have delivered complete water treatment systems for targeted applications, such as removal of a variety of substances such as heavy metals (energy providers in Denmark and Germany), scrubber wastewater from marine installations (Yara Marine Technologies), and mining wastewater for a European mining company.

●

Producing clean drinking water: The potential for the use of LiqTech SiC Filters in drinking water production is diverse and the benefits are numerous. Some examples include: ground water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis. We have entered into a cooperation agreement with a leading pump producer Grundfos to market a newly developed water treatment unit for ground water.

●	Pool and spa water: We have supplied several medium to very large public pool installations in Europe.

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

 Our SiC Filters are manufactured with a silicon carbide ceramic membrane based on a patented technology, and we are not aware of any other company that makes both the substrate (honeycomb) and the membrane (the part which accomplishes the filtering) solely from silicon carbide.

The advantages of our SiC Filters compared to other pre-filtration systems for reverse osmosis are:

●

Our SiC Filters offer the same water flow as commonly used sand filters which take up to 400 times more space and have pore sizes at least three times bigger than our SiC Filters, and reduce the number of membrane elements and pressure vessels;

●	With our SiC Filters, high flow capacities are achieved at very low pressures, which reduces energy costs;

●	Our SiC Filters reduce water consumption for sand filter backwash; and

●	Our SiC Filters eliminate consumption/maintenance of cartridges.

Our SiC Filters offer consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. The membranes are ideal for treatment of produced water for discharge, re-injection, pre-reverse osmosis ("RO") as well as polymer flooded streams. We offer on shore and off shore solutions and have extensive experience with produced water streams from fracking, gas condensate, and oil emulsions. We believe our SiC Filters are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost and robustness with reduced downtime. Our chemically inert plug-and-play filter designs are extremely hard and durable materials with high flux (flow) to increase membrane life and reduce downtime for cleaning. SiC Filters are stronger, harder, longer lasting, more temperature resistant, and recover faster than conventional ceramic and polymeric membranes.

Our flat sheet membranes (“FSM”) offer low energy consumption, maximum permeation, innovative rack design, and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse. The FSM carrier and the selective layer are also made of silicon carbide, which gives the product some unique advantages such as high flux, total chemical resistance (pH 0-14), long life, and the lowest fouling tendency of any polymeric and ceramic membrane material. Our tubular membranes offer robust and high yielding membrane solutions for produced water from the Oil & Gas market, and industrial wastewater to remove suspended solids as well as oil droplets and oil-emulsions from solutions. Our dynamic high flux membrane disks are designed for removal of high suspended solids. The filtration format is outside-in, with internal permeation channels that facilitate removal of the solids. The cross-flow effect is generated through the rotation of the discs at high velocities which enables flow cleaning of the filter membrane surface. This principle offers energy savings above 80% compared to conventional cross flow.

The strategic acquisition of Provital in July 2014 (now LiqTech Systems) is consistent with our long-term growth strategy and strengthens our position in the integrated filtration technologies market. LiqTech Systems was one of the first in the world to develop filtration solutions based on ceramic membranes whose products result in more efficient, longer lasting systems that save water and demand less maintenance for large public pools and wastewater. The filtration systems are equipped with LiqTech Systems' own Intelligent Control System, which allows for local and/or remote control, monitoring and management of every aspect of the system. The system is easy to use and gives the user full control. The control system logs all necessary data and sends daily e-mails/SMS with all the information to a designated operator if required. We believe that LiqTech Systems solves many of the problems present in today's pool industry, including excess water consumption, energy, chemical usage, space and maintenance, and improves cost efficiency. The acquisition of LiqTech Systems has allowed LiqTech Systems to become a fully integrated, one-stop shop for plug and play filtration systems. We believe LiqTech will significantly accelerate the time to market for our SiC Filters and provide us with immediate credibility in the liquid filtration industry, particularly with our SiC Filters. By acquiring LiqTech Systems, we have gained validation in the industry by directly expanding our customer base to include existing reputable customers from LiqTech Systems. We plan to continue the research and development, and marketing efforts of LiqTech Systems' UVC Hybrid Mercury/LED lighting systems for use in large marine and recreational pools.

We believe tightening government regulation and increasing industry awareness about the need for high quality injection water will contribute to the implementation of membrane technology, since conventional technologies will not be able to meet these demands.

For the years ended December 31, 2016 and 2015, we received grants from governmental entities of $157,804 and $797,008, respectively.

For the years ended December 31, 2016 and December 31, 2015, our sales of liquid filters, services and systems were $7,731,079 and $10,347,010, respectively, and accounted for 56% and 65% of our total sales, respectively.

Diesel Particulate Filters (DPFs)

We offer diesel particulate filters for exhaust emission control solutions to the verified retrofit and the original equipment manufacturer (OEM) market through our direct sales force. DPF sales are generally made to distributors specializing in sales to end users. We use a proprietary “nano washcoat” to provide catalytic coating for anything from diesel particulate filters to catalytic converters. We have developed a robust silicon carbide diesel particulate filter that is especially useful for vehicles that produce a high soot load, and, if properly maintained, should last as long as the vehicle’s engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience and thermal conductivity. Our DPF products are sold worldwide under the LiqTech brand name.

Our SiC Filters can handle higher soot loads than filters that do not use a silicon carbide membrane, which makes them ideal for situations in which engines infrequently reach high enough temperatures to burn off soot. Examples include:

●	Garbage trucks;

●	Port vehicles;

●	Diesel pickup trucks not carrying a full load;

●	Off-road construction vehicles that idle for long periods of time; and

●	Intra-city vehicles that do not reach highway speeds.

For the years ended December 31, 2016 and 2015, our sales of DPFs were $5,820,793 and $5,081,304, respectively, and accounted for 42% and 32% of our total sales, respectively.

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

For the years ended December 31, 2016 and December 31, 2015, our kiln furniture revenues were $354,522 and $384,273, respectively, and accounted for 2% and 2% of our total sales, respectively.

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

●

Marketing and Manufacturing in Key Markets and Expanding to Other Market: We have production and sales capacity in North America and Europe. We also sell our products through offices and agents in several key countries such as China, Spain, UK, Korea, France, Italy and Brazil, and we have established customer relations in more than 25 countries.

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

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive and strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●

Enter New Geographic Markets and Expand Existing Markets. We plan to continue to manufacture and sell our products out of Denmark and the United States. We intend to continue to develop our organization in Denmark and the United States. We intend to work with agents and partners to access appropriate markets.

●

Continue to Strengthen Position in DPF Market. We believe that we have a strong position in the retrofit market for diesel particulate filter (DPF) systems. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market and expand our presence in the OEM market with new products relating to diesel particulate filter systems. Furthermore, LiqTech and Kailong have signed a Letter of Intent to establish a joint venture for production of SiC Filters in China.

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

●

Continue Our Focus on Selling and on Development New Standard Units. We will continue our focus on selling systems based on our unique SIC Filters. We will also combine the ceramic membranes with other technologies to be able to offer our customers a complete solution. We will continue our focus to develop smaller standard systems, like our ground water treatment unit and our residential swimming pool units. These units will be sold through a network of agents and partnerships.

Our Industry

Overview

We primarily serve two industries - the diesel particle filter (DPF) market and the liquid filtration system market. Our goal is to position ourselves to expand on and leverage our products and technology and to take advantage of the favorable industry trends that we anticipate.

Liquid Filtration Market

Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025 (Worldwildlife). One-third of the human population is living today with clean water shortcomings and this is expected to increase to two-thirds of the population by 2025 due to the growing population (United Nations). According to the World Health Organization, approximately 1.6 million children die every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for membrane filtration is growing rapidly, with more and larger plants being commissioned all over the world.

We also see a general trend worldwide for increasing demand for higher quality re-injection water in connection with unconventional oil and gas production. In addition, we see tightening discharge legislations, increasing water cuts (more water produced per barrel oil) and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening of produced water specifications is a problem for conventional technologies. However, our SiC Filters have been shown to solve these challenges and we believe represent favorable market trends for our business.

LiqTech offers packaged systems consisting of ceramic SiC and conventional RO membranes for industrial and municipal customers. We anticipate that global demand will increase for robust and OPEX attractive products such as ours that are well suited for mobile and modular systems. Reverse osmosis membranes are increasingly being used for the production of drinking water (desalination of sea water or brackish water), for demineralized water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceutical production (Lux Research). In addition, many laboratories rely on pure water, for which demineralization is an essential step. LiqTech is differentiating by the superior SiC membrane technology and being able to produce more of the water treatment package in-house. According to an industry report (Lux Research), the aggregate water volume treated by membranes is expected to grow from 29 billion cubic meters in 2009 to 82 billion cubic meters in 2020.

The market for marine installations is developing fast with new regulations for Sulphur and ballast water emissions. An estimated +10,000 ships will install a water treatment system over the coming five years. The sales of ballast water cleaning systems may reach as much as $3.1 billion by 2023, up from $467 million in 2013 (Frost and Sullivan).

Diesel Particulate Filter (DPF) Market

  The increase in global regulation of diesel particles is expected to drive growth in the DPF market. We expect areas of the United States to begin introducing DPF filters. In Europe, cities in Germany are setting requirements for off-road machinery requirements for DPF filters. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. Diesel emissions consist of several toxic gasses and particles: particulate matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days a year are attributable to diesel particulate matter exposures. In 2010, the Organization for Economic Co-operation and Development (OECD) estimated that diesel transport represented 50% of the total ambient air pollution in OECD countries, which equates to over $785 billion in health damages. The Abt Associates report, using EPA science advisory board methodology, estimated that the monetary value of the health damages from diesel-related particulate matter in the U.S. was approximately $139 billion (in 1999 dollars). Reducing diesel emissions will have both health benefits and social benefits to society, along with reduced costs.

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

The Asian markets have shown economic growth and an improved standard of living which has led to increased sales of vehicles in the Asia-Oceania region. At the same time, the pollution in major cities has reached high PM levels. As a result, we believe that the Chinese government could introduce additional regulations, including new emissions standards faster than previously anticipated. We also believe the high pollution levels will result in an increase in the need for retrofitting existing vehicles.

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

Raw Materials

The main raw materials that we use in our manufacturing processes are silicon carbide, steel, plastic, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability. However, our management believes that we could obtain satisfactory substitutes for these materials should they become unavailable.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. Since the start of the Company the automotive industry has been a focus for us and our single largest market. In 2014, we acquired LiqTech Systems (formerly known as Provital), a Danish systems manufacturing company, which has strengthened our focus on the liquid filtration business. This business is now our largest products group focusing on applications within the pool, drinking water, water reclamation, oil and gas, heavy metal removal and aquaculture markets.

  For the year ended December 31, 2016, our four largest customers accounted for approximately 33%, 25%, 5% and 4%, respectively, of our net sales (approximately 67% in total). For the year ended December 31, 2015, our four largest customers accounted for approximately 24%, 15%, 11% and 6%, respectively, of our net sales (approximately 56% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations.

 We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of our four largest customers reduces their demand for our products, it will likely have a material adverse effect on our operations. Furthermore, a significant portion of our accounts receivable is concentrated with these major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us.

   We plan to actively market our existing products to new customers as we increase our production capacity. As of March 23, 2017, we had nine (9) full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

In certain instances, our products are delivered to the end customer through systems integrators. These systems integrators use our filtration products in larger filtration systems, which eventually are installed in products used by the end customer. Due to the regulation surrounding the reasons why many of the end customers use filtration systems, the systems integrators often are required by such end customers to receive approval of their systems, including the components used in such systems, which requires the use of significant time and money. As a result, we believe that certain of the systems integrators that use our products will not replace our filters with competitive products unless there is good reason.

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

As of March 23, 2017, we had one issued United States patent that we co-own with a third party, two issued Danish patents, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014, we obtained a new Danish patent application related to the silicon carbide membrane technology in Denmark. Our patent strategy is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 23, 2017, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

Environmental Matters

We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage, disposal and release of waste and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws such as the Comprehensive Environmental Response, Compensation and Liability Act, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are subject to similar requirements in Denmark and other European countries. From time to time, we have identified environmental compliance issues at our facilities. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position.

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

Research and Development

As of March 23, 2017, we had ten (10) full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2016 and 2015, we spent $626,147 and $707,844, respectively, on Company-sponsored research and development.

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

Employees

As of March 23, 2017, we had 69 employees, 66 of whom were full-time employees. We had 59 employees at our operations in Denmark, including 10 in research and development, 9 in sales and engineering and 2 in executive management. We also had 10 employees in the United States sales, accounting and production.

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

Item 1A.   Risk Factors

RISKS RELATED TO OUR BUSINESS

We may be unable to continue as a going concern based on our historical performance, which has included net losses and an accumulated deficit. We may continue to generate losses and be required to reduce or curtail our operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited cash and incurred significant recent losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2.

We have historically incurred operating losses and may continue to do so in the future. There can be no assurance that our efforts to execute our business plan will be successful. We must develop new customer relationships and substantially increase our revenues. Our net loss for the year ended December 31, 2016 was $16,418,634 and our net loss for the year ended December 31, 2015 was $2,209,857. As of December 31, 2016 and 2015, we have an accumulated deficit of $24,011,343 and $7,592,709, respectively.

We will need additional funds to sustain our business.  In the event that such funds are not received by April 15, 2017, the Company will need to raise funds through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. In the event that the Company is unable to raise funds, there is substantial doubt about the ability of the Company to continue as a going concern, and the Company may be required to reduce or curtail its operations.

Our acquisition of LiqTech Systems included the acquisition of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our acquisition of LiqTech Systems included approximately $9.4 million of goodwill. We are required to evaluate this goodwill for impairment based on the fair value of LiqTech Systems at least once a year. This estimated fair value could change if LiqTech Systems is unable to achieve operating results at the levels that have been forecasted, the market valuation of LiqTech Systems decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by LiqTech Systems. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations. The Company recorded an impairment charge of $7,343,208 and $0 on goodwill, during the year ended December 31, 2016 and 2015 respectively, as managements estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

Historically, we have been dependent on a few major customers for a significant portion of our Company's revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

During the year ended December 31, 2016, we had four customers who accounted for approximately 33%, 25%, 5% and 4%, respectively, of our net sales (approximately 67% in total). For the year ended December 31, 2015, our four largest customers accounted for approximately 24%, 15%, 11% and 6%, respectively, of our net sales (approximately 56% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers (other than Kailong for producing DPFs) and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will likely have a material adverse effect on our operations.

Furthermore, a significant portion of our accounts receivable is concentrated with these four major customers, some of whom have limited working capital resources who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company's outstanding receivables are not covered by collateral or credit insurance. The Company's exposure to credit and collectability risk on its receivables may also be higher in certain international markets and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected by economic as well as political reasons which are beyond our control. For example, in light of the budget crisis in California, funding was not available for a state-funded emissions control project and its start date was pushed back. Funding for these types of emissions control projects drives the demand for our diesel particulate filters. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, which regulations and standards are frequently contested in litigation. For example, the Alliance for California Business filed suit against the California Air Resources Board in an effort to cease the California Air Resources Board’s mandate that a DPF be retrofitted on certain older diesel trucks. If existing regulations and emissions standards do not continue to become stricter, are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

As of March 23, 2017, we had one issued United States patent that we co-own with a third party, two issued Danish patents, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014, we obtained a new Danish patent application related to the silicon carbide membrane technology in Denmark. Our patent strategy is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 23, 2017, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

We use silicon carbide, steel, plastic, platinum and palladium in the manufacture of our products. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products which would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for silicon carbide, steel, plastic, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results.

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

RISKS RELATED TO OUR COMMON STOCK

Approximately 18.5% of our common stock is beneficially owned by our officers and directors, who have the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of March 23, 2017, 6,825,567 shares, or approximately 18.5% of our common stock, inclusive of shares issuable upon the exercise of immediately exercisable options and warrants, were beneficially owned by our officers and directors, including 1,358,261 shares, or 3.7%, of our common stock beneficially owned by Sune Mathiesen, our Chief Executive Officer and 3,188,541 shares, or 8.7%, of our common stock beneficially owned by Aldo Petersen, our Chairman of the Board. As a result, certain officers and, directors, in particular Sune Mathiesen, and Aldo Petersen, are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. This could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

As a “smaller reporting company” we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only 3 years of business development information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which could make our stock less attractive to potential investors, which could make it more difficult for you to sell your shares.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 55,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 45,000 square feet is used for production. The lease will expire on August 31, 2018. Our U.S. operations are located at 1800 - 1808 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 25,700 square feet, of which 6,000 square feet is used for office space and 19,700 square feet is used for production. The lease will expire on March 1, 2021. Our LiqTech Systems operations are located at Benshøj Industrivej 24, 9500 Hobro, Denmark. We lease approximately 20,699 square feet at our Hobro location, of which approximately 3,550 square feet is used for office space and 17,149 square feet is used for production. The lease will expire on May 31, 2018. Until June 30, 2017, our LiqTech Systems operations has leased an additional 6,060 square feet in Hobro, at Bornholmsvej 3C, Denmark, of which all is planned to be used for production and assembling.

Item 3.        Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as set forth below, as of December 31, 2016, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

 On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), for 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of March 23, 2017, the case is in the preliminary stages where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed.  An evaluation of the outcome will only be possible after the results of the court appointment expert are known. This outcome of the court appointment expert is expected to be reported in second quarter of 2017. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on NYSE MKT under the symbol LIQT. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2017	High	Low
1st Quarter (through March 23, 2017)	$0.67	$0.42

2016	High	Low
4th Quarter	$0.83	$0.59
3rd Quarter	0.97	0.64
2nd Quarter	0.85	0.58
1st Quarter	1.01	0.69

2015	High	Low
4th Quarter	$1.47	$0.89
3rd Quarter	1.14	0.70
2nd Quarter	0.94	0.66
1st Quarter	1.17	0.67

2014	High	Low
4th Quarter	$1.70	$1.00
3rd Quarter	2.08	1.38
2nd Quarter	2.49	1.60
1st Quarter	2.55	1.82

The above table is based on a report provided by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Based upon information supplied to us by our transfer agent as of March 20, 2017, we had approximately 43 stockholders of record.

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

Acquisition of LiqTech Systems

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the "Shares") of Provital Solutions A/S, a Danish company (now known as LiqTech Systems) from Masu A/S, a Danish company ("MASU") controlled by Sune Mathiesen. In consideration for the Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately $2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company's common stock (the "Payment Shares"). Two-thirds (2/3) of the Payment Shares were held in escrow and subject to achievement of certain milestones. The milestones were not achieved and such Payment Shares were forfeited and returned to treasury on December 31, 2016.

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

On March 3, 2016, we announced that we received a $150,000 order from a new customer in the municipal pool market in France. The order was received by LiqTech´s distributor Lea Technology Group and was the first pool related system order from a French customer.

 On May 4, 2016, we announced that we had received a $2.0 million follow-on order for the Ground Water Treatment Plant in Serbia that was announced by the Company in February 2016. The total value of the project was $4.0 million and the order was delivered partly in the third quarter of 2016 and the last part is expected to delivered in the second quarter of 2017.

 On July 21, 2016, we announced that we had entered into a strategic relationship with one of the leading Chinese companies for diesel particulate filters (DPFs), Kailong High Technology Co. Ltd., to provide Kailong with advanced silicon carbide material for DPF filters. The framework agreement was valued at $2.2 million with the first order of $0.375 million delivered in September 2016.

 On August 25, 2016, we announced that we had entered into a letter of intent to establish a diesel particulate filter company in China, The agreement includes a technology transfer fee of $1.5 million, which is payable upon achievement of certain milestones, and a royalty of $2.25 per liter of DPFs. Kailong believes the market potential for high quality emission control systems is significant in China and together with LiqTech could scale to a capacity of 2 million liters in silicon carbide DPFs to serve the Chinese and international market. The New China 6 standard for diesel vehicle emissions will likely put China on the forefront of emission standards in the world creating the need for better DPFs in China.

 On September 7, 2016, we announced that we had entered into a Letter of Intent (LOI) to supply a $1.8 million filtration system for a 100,000 tons per year bioethanol plant to be located in Harbin, Heilongjiang, China. The LOI is subject to execution of definitive documents and financing of the project from a Chinese Investment bank. The filtration system is based on the Company´s ceramic membranes and its newly developed RO systems.

On September 27, 2016, we announced that the Company had received an order for silicon carbide diesel particulate filters from Kailong High Technology ("Kailong") for $2,360,000 as part of the framework agreement made between the parties.

 On October 6, 2016, we announced that due to regulatory issues it had not been possible for Kailong High Technology to meet the September 30, 2016 deadline for an investment in LiqTech. The parties have therefor agreed to amend the agreement, so that the joint venture is increasing the payment for the technology of producing Silicon Carbide Filters. LiqTech would be paid 2 million USD up-front for the technology and a royalty of USD 2.25 per liter of filters sold in the joint venture in 2018 - 2020.

On October 25, 2016, we announced that our products have been certified according to NSF61 for drinking water products.

On November 10, 2016, we announced that we and Hunan Yonker Water Co., Ltd. ("Yonker") had signed an equity joint venture agreement to set up a joint venture company in China relating to filtration systems based on LiqTech's Silicon Carbide Membrane technology used in water and wastewater treatment for industrial municipal facilities. In addition, Hunan Yonker Investment Group Co. Ltd and LiqTech entered into an agreement pursuant to which Hunan Yonker Investment Group Co. Ltd agreed to purchase 4,000,000 shares of common stock of LiqTech at $1.00 per share. The closing of the purchase of the shares is subject to receipt of all US and China government approvals. On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Hunan Yonker Investment Group (Yonker) to complete the agreed investment in LiqTech before the deadline of February 28, 2017. Therefore, the parties have amended the Investment Agreement and the deadline for completion of the $4 million investment in LiqTech has been extended to April 15, 2017.

On December 13, 2016, we announced that we had received a $350,000 order for the Company´s water treatment systems for flue gas condensate. The order was received from DuPont and will be installed at their facility in Grindsted, Denmark.

On December 19, 2016, we announced that we had received a $260,000 order for the Company´s water treatment systems for flue gas condensate. The order was received from Tjæreborg Industri A/S, a Danish company who specializes in the development and manufacturing of equipment for power plants. The system will be installed at Hobro Varmeværk, Denmark.

2017 Developments

On January 5, 2017, we announced that we and Grundfos Biobooster A/S (Grundfos) have signed a framework agreement for the delivery of silicon carbide ceramic discs. The agreement has a value of minimum $450,000 and an initial term of 2 years. The ceramic discs will be used in Grundfos´s Ultra Filtration systems for water re-use.

On January 17, 2017, we announced that we had received a $120,000 order for the Company´s water treatment systems for flue gas condensate. The order was received from Tjæreborg Industri A/S, a Danish company who specializes in the development and manufacturing of equipment for power plants. The system will be installed at Uldum Varmeværk, Denmark in 2017.

On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Hunan Yonker Investment Group (Yonker) to complete the agreed investment in LiqTech before the deadline of February 28, 2017. Therefore, the parties have amended the Investment Agreement and the deadline for completion of the USD 4 million investment in LiqTech has been extended to April 15, 2017.

Results of Operations

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2016 and 2015.

					Period to Period Change
	2016	As a % of Sales	2015	As a % of Sales	$	Percent %
Net Sales	13,906,394	100%	15,812,587	100%	(1,906,193)	(12.1)
Cost of Goods Sold	12,473,965	89.7	12,598,163	79.7	(124,198)	(1.0)
Gross Profit	1,432,429	10.3	3,214,424	20.3	(1,781,995)	(54.4)

Operating Expenses
Selling expenses	2,164,780	15.6	2,721,781	17.2	(557,001)	(20.5)
General and administrative expenses	3,997,304	28.7	2,814,747	17.8	1,182,557	42.0
Non-cash compensation expenses	435,794	3.1	369,531	2.3	66,263	17.9
Research and development expenses	626,147	4.5	707,844	4.5	(81,697)	(11.5)
Impairment of goodwill	7,343,208	52.8	-	-	7,343,208	-
Total Operating Expenses	14,567,233	104.8	6,613,903	41.8	7,953,330	120.3

Loss from Operating	(13,134,804)	(94.5)	(3,399,479)	(21.5)	(9,735,325)	286.4

Other Income (Expense)
Interest and other income	968	0.0	98,171	0.6	(97,203)	(99.0)
Interest (Expense)	(38,945)	(0.3)	(51,232)	(0.3)	12,287	(24.0)
Gain (Loss) on investments	(16,621)	(0.1)	7,253	0.0	(23,874)	(329.2)
Gain (Loss) on currency transactions	(9,555)	(0.1)	459,279	2.9	(468,834)	(102.1)
Total Other Income (Expense)	(64,153)	(0.5)	513,471	3.2	(577,624)	(112.5)

Loss Before Income Taxes	(13,198,957)	(94.9)	(2,886,008)	(18.3)	(10,312,949)	357.3
Income Taxes Expense (Benefit)	3,219,677	23.2	(697,786)	(4.4)	3,917,463	(561.4)

Net Loss	(16,418,634)	(118.1)	(2,188,222)	(13.8)	(14,230,412)	650.3
Less net income attributable to the non-controlled interest in subsidiaries	-	-	21,635	0.1	(21,635)	(100.0)
Net Loss attributable to LiqTech	(16,418,634)	(118.1)	(2,209,857)	(14.0)	(14,208,777)	643.0

Revenues

Net sales for the year ended December 31, 2016 were $13,906,394 compared to $15,812,587 for the same period in 2015, representing a decrease of $1,906,193, or 12%. The decrease in sales consist of an increase in sales of DPFs of $739,488, a decrease in sales of liquid filters of $2,615,931 and a decrease in sales of kiln furniture $29,751 respectively. The increase in demand for our DPFs is mainly due to an increase in market activity in China compared to the same period last year. The decrease in demand for our liquid filters and systems is due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The decrease in demand for our kiln furniture is due to our decision to not focus on this product line anymore.

Gross Profit

 Gross profit for the year ended December 31, 2016 was $1,432,429 compared to $3,214,424 for same period in 2015, representing a decrease of $1,781,995, or 55%. The decrease in gross profit was due to a lower sales activity for the year ended December 31, 2016 compared to the same period in 2015 and an increase in the reserve for obsolete inventory. Included in the gross profit is depreciation of $1,378,277 and $1,437,787 for the years ended December 31, 2016 and 2015, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2016 were $14,567,233, representing an increase of $7,953,330, or 120%, compared to $6,613,903 for the same period in 2015. This increase in operating expenses is attributable to an increase in impairment charge of goodwill of $7,343,208, an increase in general and administrative expenses of $1,182,557 or 42% and an increase in non-cash compensation expenses of $66,263 or 18%, and this is partially offset by a decrease in selling and marketing expenses of $557,001 or 21% and a decrease in research and development expenses of $81,697 or 12% compared to the same period in 2015.

Selling expenses for the year ended December 31, 2016 were $2,164,780 compared to $2,721,781 for the same period in 2015, representing a decrease of $557,001 or 21%. This decrease is attributable to a cost reduction in selling expenses in general. Furthermore, the increase of USD against EURO and DKK of approximately 3% from period to period has had a decreasing effect on our expenses in 2016, because a significant amount of our expenses is in EURO and DKK.

General and administrative expenses for the year ended December 31, 2016 were $3,997,304 compared to $2,814,747 for the same period in 2015, representing an increase of $1,182,557, or 42%. This increase is attributable to a cost reduction in general and administrative cost offset by an increase in the provision for bad debt of $1,437,949.

Non-cash compensation expenses for the year ended December 31, 2016 were $435,794 compared to $369,531 for the same period in 2015, representing an increase of $66,263 or 18%. This increase is attributable to increased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	2016	2015
Compensation upon vesting of stock options granted to employees	$307,493	$154,745
Compensation for vesting of restricted stock awards issued to the board of directors	77,667	204,500
Value of warrants issued for services	50,634	10,286
Total	$435,794	$369,531

Research and development expenses for the year ended December 31, 2016 were $626,147 compared to $707,844 for the same period in 2015, representing a decrease of $81,697, or 12%. This decrease is attributable to decreased research and development expenditures for the period ended December 31, 2016 compared to the same period in 2015.

Impairment of goodwill for the year ended December 31, 2016 was $7,343,208 compared to $0 for the same period in 2015, representing an increase of $7,343,208. The Company recorded an impairment charge on goodwill, during the year ended December 31, 2016, as managements estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

Net Loss

Net loss attributable to the Company for the year ended December 31, 2016 was a loss of $16,418,634 compared to a loss of $2,209,857 for the comparable period in 2015, representing an increase of $14,208,777.

This decrease was primarily attributable to a decrease of $1,781,995 in our gross profit, an increase in operating expenses of $7,953,330, and a decrease in total other income of $577,624. The largest contributor to the increase in operating expenses was the impairment write down of $7,343,208.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2015 and 2014.

					Period to period change
	2015	As a % of Sales	2014	As a % of Sales	$	Percent %
Net Sales	15,812,587	100%	14,561,192	100%	1,251,395	8.6
Cost of Goods Sold	12,598,163	79.7	12,463,949	85.6	134,214	1.1
Gross Profit	3,214,424	20.3	2,097,243	14.4	1,117,181	53.3

Operating Expenses
Selling and Marketing	2,721,781	17.2	3,360,566	23.1	(638,785)	(19.0)
General and Administrative	2,814,747	17.8	3,019,094	20.7	(204,347)	(6.8)
Non-cash compensation	369,531	2.3	573,029	3.9	(203,498)	(35.5)
Research and Development	707,844	4.5	336,066	2.3	371,778	110.6
Total Operating Expenses	6,613,903	41.8	7,288,755	50.1	(674,852)	(9.3)

Loss from Operating	(3,399,479)	(21.5)	(5,191,512)	(35.7)	1,792,033	(34.5)

Other Income (Expense)
Interest and Other Income	98,171	0.6	10,511	0.1	87,660	834.0
Interest (Expense)	(51,232)	(0.3)	(53,379)	(0.4)	2,147	(4.0)
Gain (Loss) on Investments	7,253	0.0	(815)	(0.0)	8,068	(989.9)
Gain on Currency Transactions	459,279	2.9	450,147	3.1	9,132	2.0

Total Other Income	513,471	3.2	406,464	2.8	107,007	26.3

Loss Before Income Taxes	(2,886,008)	(18.3)	(4,785,048)	(32.9)	1,899,040	(39.7)
Income Taxes Benefit	(697,786)	(4.4)	(1,702,551)	(11.7)	1,004,765	(59.0)

Net Loss	(2,188,222)	(13.8)	(3,082,497)	(21.2)	894,275	(29.0)
Less net income attributable to the non-controlled interest in subsidiaries	21,635	0.1	(16,429)	(0.1)	38,064	(231.7)

Net Loss attributable to LiqTech	(2,209,857)	(14.0)	(3,066,068)	(21.1)	856,211	(27.9)

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

Gross Profit

Gross profit for the year ended December 31, 2015 was $3,214,424 compared to $2,097,243 for same period in 2014, representing an increase of $1,117,181, or 53.3%. The increase in gross profit was due to an increase in sales for the year ended December 31, 2015 compared to the same period in 2014 combined with the acquisition of LiqTech Systems higher margin sales and a continuing focus on lowering our production costs. Included in the gross profit is depreciation of $1,437,787 and $1,630,531 for the years ended December 31, 2015 and 2014, respectively.

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

General and administrative expenses for the year ended December 31, 2015 were $2,814,747 compared to $3,019,094 for the same period in 2014, representing a decrease of $204,347, or 6.8%. This decrease is attributable to an increase in general and administrative expenses in general due to the acquisition of LiqTech Systems offset by the increase of USD against EURO and DKK of approximately 20% from period to period as discussed above in selling expenses resulted in reduced general and administrative expenses for 2015.

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

Net Loss

Net loss attributable to the Company for the year ended December 31, 2015 was a loss of $2,209,857 compared to a loss of $3,066,068 for the comparable period in 2014, representing an improvement of $856,211. This increase was primarily attributable to an increase of $1,117,181 in our gross profit, a decrease in operating expenses of $674,852, an increase in total other income of $107,007 and an decrease in income tax benefit of $1,004,765. The largest contributor to the decrease in operating expenses was a decrease in selling expenses of $638,785 or 19.0%.

Liquidity and Capital Resources

 The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited cash and incurred significant recent losses raising substantial doubt about the ability of the Company to continue as a going concern. As earlier announced the Company has entered into an Investment Agreement with Hunan Yonker Investment Group for an USD 4 million investment in LiqTech no later than April 15, 2017. In the event that such funds are not received by April 15, 2017, the Company will need to raise funds by the issuance of debt or equity. There can be no assurance that the Company will be able to raise funds on terms that are favorable to the Company or at all. In the event that the Company is unable to raise funds, the Company will be required to reduce or curtail operations.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company did not have any available lines of credit with any lender. At December 31, 2016, we had cash and restricted cash of $1,208,650 and working capital of $3,497,577 and at December 31, 2015, we had cash and restricted cash of $1,663,417 and working capital of $7,642,313. At December 31, 2016, our working capital decreased by $4,144,736, compared to December 31, 2015. Total current assets were $8,506,321 and $12,983,004 at December 31, 2016 and at December 31, 2015, respectively, and total current liabilities were $5,008,744 and $5,340,690 at December 31, 2016 and at December 31, 2015, respectively.

LiqTech Systems had previously a DKK 2,000,000 (approximately $300,000 at September 30, 2015) standby line of credit with a bank, subject to certain borrowing base limitations. Outstanding borrowings are due on demand. Interest is calculated based on a variable interest rate and is payable quarterly. The line was cancelled June 12, 2015.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 94,620 (approximately $13,416 at December 31, 2016) with a bank, subject to certain base limitations. As of December 31, 2016, we had DKK 94,620 (approximately $13,416) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

In general, lines of credit in Denmark are due on demand. Our line of credit with the bank was cancelled June 12, 2015.

  We will need additional funds to sustain our business. We may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. In the event that the Company is unable to raise funds, there is substantial doubt about the ability of the Company to continue as a going concern.

Cash Flows

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

 Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the year ended December 31, 2016 was $415,794, representing an increase of $2,506,758 compared to cash used by operating activities of $2,090,964 for the year ended December 31, 2015. The $2,506,758 increase in cash provided by operating activities for the year ended December 31, 2016 was mainly due to decreases in accounts receivable of $841,918, a decrease in accrued expenses of $1,018,643 and a decrease in long term contracts of $1,807,658 offset by an increase in inventory of $547,934 and a decrease in accounts payable of $1,192,386.

The decreases in accounts receivable, the decrease in accrued expenses, the decrease in long term contracts, the increase in inventory and the decrease in accounts payable were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $373,740 for the year ended December 31, 2016, as compared to cash used in investing activities of $592,656 for the year ended December 31, 2015. Cash used in investing activities decreased of $218,916 for the year ended December 31, 2016, compared to the year ended December 31, 2015. This decrease was primarily due to the period over period decrease of $202,538 in the purchase of property and equipment.

Cash used by financing activities was $202,619 for the year ended December 31, 2016, as compared to cash provided by financing activities of 223,072 for the year ended December 31, 2015. This decrease in cash used by financing activities for the year ended December 31, 2016, compared to 2015, was mainly due to a decrease in payments proceeds on capital lease obligations offset by payments on loans payable.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2015 was $2,090,964, representing a decrease of $3,642,710 compared to cash used by operating activities of $5,733,674 for the year ended December 31, 2014. The $3,642,710 decrease in cash used by operating activities for the year ended December 31, 2015 was mainly due to decreases in accounts receivable of $1,280,537 and long term contracts of $1,171,325 offset by increases of $1,118,143 in accounts payable and $24,671 in accrued expenses and the improvement in the net loss, after taking into account the assets and liabilities acquired in the acquisition of LiqTech Systems.

The increase in accounts payable, and the increase in accrued expenses were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $592,656 for the year ended December 31, 2015, as compared to cash used in investing activities of $2,331,116 for the year ended December 31, 2014. Cash used in investing activities decreased of $1,738,460 for the year ended December 31, 2015, compared to the year ended December 31, 2014. This decrease was primarily due to the $1,874,684 net cash used to purchase LiqTech Systems in 2014 offset by a period over period increase of $119,846 in the purchase of property and equipment.

Cash used by financing activities was $223,072 for the year ended December 31, 2015, as compared to cash provided by financing activities of $10,451,991 for the year ended December 31, 2014. This change of $10,675,163 in cash provided by financing activities in 2015, compared to 2014, was primarily due to the public offering of 8,000,000 shares at a price to public of $1.50 per share in 2014.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and June 2017. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016 are as follows:

Year ending December 31,	Lease Payments
2017	559,058
2018	457,735
2019	179,094
Thereafter	395,898
Total Minimum Lease Payments	$1,591,785

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2016 and December 31, 2015 was as follows:

	2016	2015
Allowance for doubtful accounts at the beginning of the period	$1,087,871	$1,654,290
Bad debt expense	1,437,949	80,729
Amount of receivables written off	(252,792)	(398,083)
Effect of currency translation	(144,576)	(249,065)
Allowance for doubtful accounts at the end of the period	$2,128,452	$1,087,871

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

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company recorded an impairment charge of $7,343,208 and $0 on goodwill, during the year ended December 31, 2016 and 2015, as management's estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2016 and 2015, no impairment charge of long-lived assets has been recorded.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2016, we had total furnace parts and supplies of 336,799, raw material of $1,216,098, work-in-process inventory of $ 2,499,242, total finished goods inventory of $ 2,544,081 and reserve for obsolescence of $1,421,345. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

30

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

F-i

4397 SOUTH ALBRIGHT DRIVE,SALT LAKE CITY, UTAH 84124 (801) 277-2763 PHONE • (801) 277-6509 FAX

Board of Directors

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Industriparken 22C, DK

2750 Ballerup, Denmark

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2016 and 2015. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting for the year ended December 31, 2016 and 2015. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LiqTech International, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years ended December 31, 2016, and 2015, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash and incurred significant recent losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Gregory & Associates, LLC.

March 30, 2017

Salt Lake City, Utah

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2016	2015
Current Assets:
Cash	$1,208,650	$1,370,591
Restricted cash balances	-	292,826
Accounts receivable, net	1,111,759	3,191,858
Other receivables	306,177	505,945
Cost in excess of billing	642,700	2,519,321
Inventories	5,174,874	4,916,671
Prepaid expenses	62,161	13,670
Current deferred tax asset	-	172,122

Total Current Assets	8,506,321	12,983,004

Property and Equipment, net accumulated depreciation:	2,633,558	3,538,694

Other Assets:

Investments at costs	5,282	21,838
Long term deferred tax asset	-	3,684,497
Goodwill	-	7,582,749
Other intangible assets	5,614	10,386
Deposits	261,553	252,378

Total Other Assets	272,449	11,551,848

Total Assets	$11,412,328	$28,073,546

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2016	2015
Current Liabilities:
Current portion of notes payable	$15,034	$-
Current portion of capital lease obligations	45,883	150,157
Accounts payable	2,262,688	3,455,085
Accrued expenses	2,385,586	1,441,840
Billing in excess of cost	106,375	175,338
Accrued income taxes payable	580	570
Deferred revenue / customers deposits	192,597	117,700

Total Current Liabilities	5,008,743	5,340,690

Long-term notes payable, less current portion	39,895	-
Long-term capital lease obligations, less current portion	93,942	165,572
Total Long-Term Liabilities:	133,837	165,572

Total Liabilities	5,142,580	5,506,262

Commitment and Contingencies See Note 11	-	-

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized, 36,835,514 and 39,532,035 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	36,836	39,532
Additional paid-in capital	36,084,117	36,087,808
Accumulated deficit	(24,011,343)	(7,592,709)
Deferred compensation	(148,561)	(590,742)
Other comprehensive income, net	(5,691,301)	(5,376,605

Total Stockholders' Equity	6,269,748	22,567,284

Total Liabilities and Stockholders' Equity	$11,412,328	$28,073,546

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,
	2016	2015
Net Sales	$13,906,394	$15,812,587

Cost of Goods Sold	12,473,965	12,598,163

Gross Profit	1,432,429	3,214,424

Operating Expenses:
Selling expenses	2,164,780	2,721,781
General and administrative expenses	3,997,304	2,814,747
Non-cash compensation expenses	435,794	369,531
Research and development expenses	626,147	707,844
Impairment of goodwill	7,343,208	-

Total Operating Expense	14,567,233	6,613,903

Loss from Operations	(13,134,804)	(3,399,479)

Other Income (Expense)
Interest and other Income	968	98,171
Interest expense	(38,945)	(51,232)
Gain (Loss) on investments	(16,621)	7,253
Gain (Loss) on currency transactions	(9,555)	459,279

Total Other Income (Expense)	(64,153)	513,471

Loss Before Income Taxes	(13,198,957)	(2,886,008)

Income Tax Expense (Benefit)	3,219,677	(697,786)

Net Loss	(16,418,634)	(2,188,222)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	-	(21,635)

Net Loss Attributable To LiqTech	$(16,418,634)	$(2,209,857)

Basic Loss Per Share	$(0.45)	$(0.06)

Weighted Average Common Shares Outstanding	36,835,514	36,790,420

Diluted Loss Per Share	$(0.45)	$(0.06)

Weighted Average Common Shares Outstanding Assuming Dilution	36,835,514	36,790,420

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2016	2015

Net Loss	(16,418,634)	(2,188,222)

Currency Translation, Net of Taxes	(314,696)	(2,540,688)

Other Comprehensive Loss	$(16,733,330)	$(4,728,910)

Comprehensive Income (Loss) Attributable To Non-controlled Interest in Subsidiaries	-	-

Comprehensive Loss Attributable To LiqTech International Inc.	$(16,733,330)	$(4,728,910)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-in	Retained	Other Compre- hensive	Deferred Compen-	Non- controlled Interest in
	Shares	Amount	Capital	Earnings	Income	sation	Subsidiaries
BALANCE, December 31, 2014	39,404,782	$39,405	$35,632,410	$(5,382,852)	$(2,835,917)	$(504,748)	$16,717

Common shares issued at $0.75 each for services provided and to be provided by the board of directors	100,000	100	74,900			(75,000)

Common shares issued at $0.74 each for services provided and to be provided by the board of directors	27,253	27	20,140			(20,167)

Deferred compensation on shares issued to the board of directors, employees and services			391,546			(391,546)

Forfeiture of Stock Based Compensation			(31,188)			31,188

Stock based compensation expenses recognized for the year ended December 31, 2015						369,531

Currency translation, net					(2,540,688)		(16,717)

Net Income for the year ended December 31, 2015				(2,209,857)

BALANCE, December 31, 2015	39,532,035	$39,532	$36,087,808	$(7,592,709)	$(5,376,605)	$(590,742)	$0

Warrants issued for services			33,000			(33,000)

Forfeiture of Stock Based Compensation			(39,387)			39,387

Stock based compensation expenses recognized for the year ended December 31, 2016						435,794

Cancelation of common share held in escrow in connection with acquisition of LiqTech Systems AS	(2,696,521)	(2,696)	2,696
Currency translation, net					(314,696)

Net Income for the year ended December 31, 2016				(16,418,634)

BALANCE, December 31, 2016	36,835,514	$36,836	$36,084,117	$(24,011,343)	$(5,691,301)	$(148,561)	$0

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(16,418,634)	$(2,188,222)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	1,378,277	1,444,109
Non-cash compensation	435,794	369,531
Bad debt expense	1,437,949	(80,729)
Reserve for obsolete inventory	802,966	174,143
Change in deferred tax asset / liability	3,856,619	(250,523)
Impairment of goodwill	7,343,208	-
Loss on Investments	16,556	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	292,826	(73,947)
(Increase) decrease in accounts receivable	841,918	(1,280,537)
(Increase) decrease in inventory	(1,147,934)	(175,948)
(Increase) decrease in prepaid expenses/deposits	(57,666)	49,012
Increase (decrease) in accounts payable	(1,192,386)	1,118,143
Increase (decrease) in accrued expenses	1,018,643	(24,671)
Increase (decrease) long-term contracts	1,807,658	(1,171,325)

Total Adjustments	16,834,428	97,258

Net Cash Provided (Used) by Operating Activities	415,794	(2,090,964)

Cash Flows from Investing Activities:
Purchase of property and equipment	(373,740)	(576,278)
Purchase of Long-term investments	-	(16,378)

Net Cash Used by Investing Activities	(373,740)	(592,656)

Cash Flows from Financing Activities:
Payments on loans payable	(26,714)	-
Net payments proceeds on capital lease obligation	(175,905)	(223,072)

Net Cash Used by Financing Activities	(202,619)	(223,072)

Loss on Currency Translation	(1,376)	(1,576,469)

Net Increase (Decrease) in Cash and Cash Equivalents	(161,941)	(4,483,161)

Cash and Cash Equivalents at Beginning of Period	1,370,591	5,853,752
Cash and Cash Equivalents at End of Period	$1,208,650	$1,370,591

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$38,945	$51,232
Income Taxes	$590	$570

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$307,493	$154,745
Compensation for vesting of restricted stock awards issued to the board of directors	77,667	204,500
Value of warrants issued for services	50,634	10,286
Total	$435,794	$369,531

On December 31, 2016, the Company canceled 2,696,521 common shares two-thirds (2/3) of the previously issued common shares held in escrow issued in connection with the Company through its subsidiary, LiqTech Int. DK, acquisition of all of the issued and outstanding capital stock of LiqTech Systems A/S (formerly Provital Solutions A/S), as LiqTech Systems A/S failed to meet the 2014, 2015 and 2016 catchup gross revenue and EBITDA thresholds for release from escrow.

The Company purchased a $81,643 vehicle on a note payable.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, the functional currency of LiqTech Singapore is the Singapore Dollar and the functional Currency of LiqTech Asia is South Korean Won. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended December 31, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at December 31, 2016 and December 31, 2015. At December 31, 2016 and 2015, the Company had cash balances of $0 and $292,826 that are restricted to secure guarantees issued by the Company. The cash is restricted until the underlying guarantees are released.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Allowance for doubtful accounts at the beginning of the period	$1,087,871	$1,654,290
Bad debt expense	1,437,949	80,729
Amount of receivables written off	(252,792)	(398,083)
Effect of currency translation	(144,576)	(249,065)
Allowance for doubtful accounts at the end of the period	$2,128,452	$1,087,871

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years (See Note 5).

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

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $14,504 and $34,442, for the years ended December 31, 2016 and 2015, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2016 and 2015 were $626,147, and $707,844, respectively, of research and development costs.

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

Stock Options and Awards -- The Companies have granted stock options to certain key employees. See Note 14. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $435,794 and $369,531 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $35,045 and $157,080 for the years ended December 31, 2016 and 2015, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited cash and incurred significant recent losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in raising additional cash through the issuance of debt or equity instruments or return to achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

During October and December of 2014, an officer of LiqTech NA provided $25,000 and $35,000 in non-interest bearing advances to the Company totaling $60,000. These advances have been included in accounts payable at December 31, and were repaid in January 2015.

During March 2015, an officer of LiqTech NA provided $25,000 in non-interest bearing advances to the Company. These advances were repaid in May 2015.

NOTE 4 - INVENTORY

Inventory consisted of the following at December 31, 2016 and December 31, 2015:

	2016	2015
Furnace parts and supplies	$336,799	$466,538
Raw materials	1,216,098	1,498,406
Work in process	2,499,242	1,770,070
Finished goods and filtration systems	2,544,080	1,788,161
Reserve for obsolescence	(1,421,345)	(606,504)
Net Inventory	$5,174,874	$4,916,671

The inventory is held as collateral on a lines and credit and guarantees with financial institutions. See Note 9.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and December 31, 2015:

	Useful Life			2016	2015
Production equipment	3	-	10	$10,370,462	$10,536,377
Lab equipment	3	-	10	76,658	143,783
Computer equipment	3	-	5	185,652	269,526
Vehicles	3	-	5	39,090	40,365
Furniture and fixture		5		146,453	141,502
Leasehold improvements		10		955,563	972,023
				11,773,878	12,103,576
Less Accumulated Depreciation				(9,140,320)	(8,564,882)
Net Property and Equipment				$2,633,558	$3,538,694

Depreciation expense amounted to $1,373,505 and $1,437,787, for the year ended December 31, 2016 and 2015, respectively. The property and equipment is held as collateral on a lines of credit and guarantees with financial institutions. See Note 9.

NOTE 6 – INVESTMENTS AT COST

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2016	Level 1	Level 2	Level 3

Investments	-	-	5,282

Total	-	-	5,282

As of December 31, 2015	Level 1	Level 2	Level 3

Investments	-	-	21,838

Total	-	-	21,838

At December 31, 2016, our total investments of $5,282 consisted of an investment of $5,282 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2015, our total investments of $21,838 consisted of an investment of $5,460 in LEA Technology in France to strengthen our sales channels in the French market and an investment of $16,378 in LiqTech Italy, a newly organized Italian Company, to strengthen our sales channels in the Italian market.

NOTE 7 - DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2016 and December 31, 2015, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $5,614 and $10,386, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the years ended December 31, 2016 and 2015 was $4,772 and $6,322, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2017	2,699
2018	2,270
2019	645
Thereafter	-
$5,614

   NOTE 8 - GOODWILL

The following is a summary of goodwill:

December 31, 2016

Goodwill at beginning of period	$7,582,749
Effect of currency translation	(239,541)
Impairment write down	(7,343,208)
Goodwill at end of period	$-

Goodwill consists of:	December 31, 2016

LiqTech Systems A/S (Formerly Provital Solutions A/S)	$-

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Key variables included in evaluating goodwill for impairment include the pipeline of proposed potential customer sales, budgeted reoccurring sales, risk free interest rate and risk premium rate and future budgeted operating results. The Company recorded an impairment charge of $7,343,208 and $0 on goodwill, during the year ended December 31, 2016 and 2015, as management's estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $13,416 at December 31, 2016) with a bank, subject to certain base limitations. As of December 31, 2016, we had DKK 94,620 (approximately $13,416) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish State's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and June 2017. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016 are as follows:

Year ending December 31,	Lease Payments
2017	559,058
2018	457,735
2019	179,094
Thereafter	395,898
Total Minimum Lease Payments	$1,591,785

Lease expense charged to operations was $645,817 and $697,736, for the year ended December 31, 2016, and 2015.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,319, $591 and $532 expiring through July 2018. Included in property and equipment, at December 31, 2016 and December 31, 2015, the Company had recorded equipment on capital lease at $1,240,358 and $1,302,005, respectively, with related accumulated depreciation of $1,126,550 and $1,033,062, respectively.

During the years ended December 31, 2016 and 2015, depreciation expense for equipment on capital lease amounted to $130,025, and $141,050, respectively, and has been included in depreciation expense. During the years ended December 31, 2016 and 2015, interest expense on a capital lease obligation amounted to $16,758 and $26,840, respectively.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2017	$121,636
2018	23,720
Thereafter	-
Total minimum lease payments	145,356
Less amount representing interest	(5,531)
Present value of minimum lease payments	139,825
Less Current Portion	(45,883)
$93,942

NOTE 11 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2016 and 2015, matching contributions were expensed and totaled $11,347 and $14,610, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of March 23, 2017, the case is in the preliminary stages where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed.  An evaluation of the outcome will only be possible after the results of the court appointment expert are known. This outcome of the court appointment expert is expected to be reported in second quarter of 2017. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $13,416 at December 31, 2016) with a bank, subject to certain base limitations. As of December 31, 2016, we had DKK 94,620 (approximately $13,416) in working guarantee against the line. At December 31, 2016, the Company had a cash balance of $292,826 that is restricted to secure work issued by the Company that is not part of the above line of credit.

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

As of December 31, 2016, the Company had net operating loss carryovers of approximately $11,128,000 for U.S. Federal purposes expiring through 2036; approximately $6,486,000 for Danish tax purposes, which do not expire; approximately $437,000 for German tax purposes, which do not expire and approximately $571,000 for Singapore tax purposes which do not expire.

As of December 31, 2016 and 2015, the Company established a valuation allowance of $3,542,000 and $0 for the tax components of LiqTech International Inc and Liqtech NA, $1,095,000 and $0 for the tax components of LiqTech International AS and LiqTech Systems AS, $122,000 and $118,000 for the tax component of LiqTech Germany and $97,000 and $109,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components.  The change in the valuation allowance for the year ended December 31, 2016 was $3,542,000, $1,095,000, $4,000 and $12,000 for the US, Danish, German and Singapore components. The change in the valuation allowance for the year ended December 31, 2015 was $0, $0, $118,000 and $109,000 for the US, Danish, German and Singapore components.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets. The same variable used by the Company in evaluating goodwill for impairment were used in assessing the realization of deferred tax assets (See Note 8).

The Company further considered the following positive and negative evidence:

Positive Evidence

1) The Company had profitable 2015 third and fourth quarter results. The Company noted a significant increase in proposed sales pipeline from December 31, 2014 to 2015.

2) The Company executed in June 2015 a Diesel Particular Filtration supplier contract in China.

3) For Danish tax purposes the Company is able to obtain tax refunds for research and development expenditures

Negative Evidence

1) The Company has noted a longer than anticipated sales cycle from proposals to signing filtration systems order.

2) The Company has a net loss from operations for the year ended December 31, 2016 and 2015.

3) The Company has experienced a decrease in liquid filter sales.

4) The Company has experienced delays in requested shipment date of large DPF sales orders and collection of receivables from large water treatment systems.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2016 and December 31, 2015:

	2016	2015
Vacation accrual	$5,450	$3,933
Allowance for doubtful Accounts	1,202	14,089
Reserve for obsolete inventory	200,118	154,100
Valuation Allowance	(206,770)
Net current tax assets	$-	$172,122

Business tax credit carryover	30,935	30,935
Deferred compensation	8,500	-
Net operating loss carryover	4,906,974	4,333,820
Excess of book over tax depreciation	(296,227)	(452,088)
Valuation Allowance	(4,650,182)	(228,170)
Long term deferred tax asset	$-	$3,684,497

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Computed tax at expected statutory rate	$(4,487,649)	$(991,139)
State and local income taxes, net of federal benefits	(3,721)	(20,476)
Non-deductible expenses	4,242	5,291
Non-US income taxed at different rates	1,325,180	47,837
Non-deductible deferred compensation	148,170	140,175
Effect of changes in tax rates	(21,489)	(31,748)
Non-deductible impairment of goodwill	1,615,506	-
Non-deductible loss of subsidiaries	-	50,579
Valuation Allowance	4,739,806	109,842
Other items	(100,368)	(8,147)
Income tax expense (benefit)	$3,219,677	$(697,786)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Current income tax expense:
Danish	$(329,816)	$(266,107)
Federal	-	-
State	580	570
Current tax (benefit)	$(329,236)	$(265,537)

Book in excess of tax depreciation	$(158,684)	$(136,572)
Business tax credit carryover	-	(5,226)
Net operating loss carryover	(1,000,650)	(517,153)
Allowance for doubtful accounts	12,705	156,036
Valuation Allowance	4,756,013	-
Accrued Vacation	(1,517)	1,143
Deferred Compensation	(8,500)	171,615
Reserve for obsolete inventory	(50,452)	(102,092)
Deferred tax expense (benefit)	$3,548,913	$(432,249)
Total tax expense (benefit)	$3,219,677	$(697,786)

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

NOTE 13 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31
	2016	2015
Net Loss attributable to LiqTech International Inc.	$(16,418,634)	$(2,209,857)
Weighted average number of common shares used in basic earnings per share	36,835,514	36,790,420
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	36,835,514	36,790,420

For the year ended December 31, 2016, Parent had 868,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 825,575 warrants outstanding to purchase common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the year ended December 31, 2015, Parent had 1,071,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 7,225,575 warrants outstanding to purchase common stock of Parent at $1.00 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive. The basic and diluted weighted average shares was restated to reflect the cancelation of 2,696,521 shares held in escrow. See Note 14.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2016 and 2015, respectively, there were 36,835,514 and 39,532,035 common shares issued and outstanding.

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

Common Stock Cancelation

On December 31, 2016, the Company canceled 2,696,521 common shares two-thirds (2/3) of the previously issued common shares held in escrow issued in connection with the Company through its subsidiary, LiqTech Int. DK, acquisition of all of the issued and outstanding capital stock of Provital Solutions A/S, as Provital Solutions A/S failed to meet the 2014, 2015 and 2016 catchup gross revenue and EBITDA thresholds for release from escrow.

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

As of December 31, 2016 and 2015, the Company has recorded non-cash compensation expense of $77,667 and $204,500 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at December 31, 2016 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	1.00	$0.81	100,000	$0.81
$1.00	200,000	1.00	$1.00	133,333	$1.00
$1.65	400,000	2.57	$1.65	400,000	$1.65
$4.06	125,575	0.18	$4.06	125,575	$4.06
Total	825,575	1.64	$1.76	758,908	$1.82

At December 30, 2016, the Company had 66,667 non-vested warrants. We have recorded non-cash compensation expense of $50,634 for the year ended December 31, 2016 related to the warrants issued.

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

On February 15, 2016, the Company issued to a consultant a warrant to purchase 100,000 shares at an exercise price of $0.81 per share. The warrants are exercisable immediately and will remain exercisable until December 31, 2017.

On June 4, 2015, the Company issued to Wolfe Axelrod Weinberger Associates, LLC a warrant to purchase 200,000 shares at an exercise price of $1.00 per share. The warrants vested 1/3 upon issuance, 1/3 on June 4, 2016, 1/3 will vest on June 2017, and will remain exercisable until December 31, 2017.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At December 31, 2016, 868,000 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense related to the options of $307,493 and $154,745 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had approximately $105,927 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2018.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2015 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	400,000	3.62	$0.74	133,334	$0.74
$0.75	100,000	3.29	$0.75	33,333	$0.75
$1.01	130,000	8.97	$1.01	130,000	$1.01
$1.90	238,000	0.08	$1.90	238,000	$1.90
Total	868,000	3.41	$1,10	534,667	$3.32

A summary of the status of the options at December 31, 2016, and changes during the period is presented below:

	December 31, 2016
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,071,000	$1.19	3.93	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(203,000)	1.59	-	-
Expired	-	-	-	-
Outstanding at end of period	868,000	$1.10	3.41	$0
Vested and expected to vest	868,000	$1.10	3.41	$0
Exercisable end of period	534,667	$1.32	3.32	$0

At December 31, 2016, the Company had 333,333 non-vested options with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $105,927, which is expected to be expensed over a weighted-average period of 1.2 years.

The total intrinsic value of options at December 31, 2016 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2016 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2016, our four largest customers accounted for approximately 33%, 25%, 5% and 4%, respectively, of our net sales (approximately 67% in total). For the year ended December 31, 2015, our four largest customers accounted for approximately 24%, 15%, 11% and 6%, respectively, of our net sales (approximately 56% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31
	2016	2015
United States and Canada	$689,766	$1,521,718
Australia	387,807	382,883
South America	115,675	2,400,000
Asia	1,105,272	1,139,090
Europe	11,607,874	10,368,896
	$13,906,394	$15,812,587

The Company’s sales by product line are as follows for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31
	2016	2015
Ceramic diesel particulate	$5,820,793	$5,081,304
Liquid filters	7,731,079	10,347,010
Kiln furniture	354,522	384,273
	$13,906,394	$15,812,587

As of December 31, 2016, approximately 85% and 15% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2015, approximately 89% and 11% of the Company’s assets were located in Denmark and the United States, respectively

NOTE 16 - SUBSEQUENT EVENT

The Company had 238,000 options and 125,575 warrants expire unexercised during the first quarter of 2017.

The Company’s management reviewed material events through March 30, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on its assessment and those criteria, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption by the SEC which permits the Company to provide only management’s report in this report.

Item 9B.     Other Information

 None

Item 10.      Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 23, 2017.

Name	Age	Titles
Aldo Petersen	55	Chairman of the Board
Sune Mathiesen	42	Chief Executive Officer (Principal Executive Officer), Director
Soren Degn	47	Chief Financial Officer (Principal Financial and Accounting Officer)
Paul Burgon	46	Director
Mark Vernon	64	Director
Michael S. Barish	76	Director
Rengarajan Ramesh	56	Director

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

Paul Burgon. Mr. Burgon has served as a Director of LiqTech since September 2011. Mr. Burgon has led corporate mergers and acquisitions for most of his career, leading and completing over 60 transactions worth over $2 billion. Mr. Burgon has been the Vice President of Business Development and then the Senior Vice President of Mergers & Acquisitions for Steel Partners Holdings since 2012. Mr. Burgon was the interim Chief Financial Officer of SWK Holdings Corporation (OTCBB: SWKH) from 2010 to 2012. Mr. Burgon served as a Principal and CFO of NightWatch Capital Advisors, LLC from 2005 to 2012. Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation from 1998 to 2005. Mr. Burgon led corporate development at Fluke Corporation from 1997 to 1998 and worked at Coopers and Lybrand from 1994 to 1997. Mr. Burgon holds a B.S.BA. degree (cum laude) in Finance and International Business and an International Executive M.B.A. degree from the McDonough School of Business at Georgetown University.

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

Director Attendance at Board and Stockholder Meetings

The board of directors met formally two times and informally eight times during 2016. During 2016, each director attended at least 75% of the meetings of the board and the committees upon which he or she serves.

We do not have a policy regarding director attendance at our annual meetings of stockholders. Directors Aldo Petersen and Sune Mathiesen both attended our annual meeting of stockholders held on November 8, 2016.

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

During the fiscal year ended December 31, 2016, the Audit Committee met four times.

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

During the fiscal year ended December 31, 2016, the Compensation Committee met two times.

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

During the fiscal year ended December 31, 2016, the Governance Committee met three times.

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

Code of Ethics

 We adopted a code of conduct and ethics on January 1, 2012. The code of ethics has been posted on the Company’s website.

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2016 and 2015 earned by or paid to our chief executive officer and our two most highly compensated executive officers, other than our chief executive officer, in 2016 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other		Total
Sune Mathiesen, Chief Executive Officer (3)
	2016	$216,099			$-	-	-	$21,268	(5)	$237,267
	2015	220,992			-	-	-	22,962		243,954
	2014	266,951			-	-	-	11,123		278,074

Soren Degn, Chief Financial Officer (4)
	2016	216,146			-	-	-	17,440	(5)	233,586
	2015	169,801	-	-	96,968	-	-	16,691		283,460
	2014	229,813	-	-	-	-	-	18,331		248,144

Johnny Marcher, Chief Technical Officer (6)
	2016	128,845			-	-		12,775	(5)	141,620
	2015	115,258	-	-	31,700	-	-	7,204		154,162
	2014	121,885	-	-	-	-	-	5,125		127,010

(1)

Total salaries for Messrs. Mathiesen, Marcher and Degn for 2014 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 5.6190, as of December 31, 2014. Total salaries for Messrs. Mathiesen, Marcher and Degn for 2015 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.8300, as of December 31, 2015. Total salaries for Messrs. Mathiesen, Marcher and Degn for 2016 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 7.0528, as of December 31, 2015. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2014, December 31, 2015 or December 31, 2016, or at any other rate.

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

(3)

Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $212,681 based on the currency exchange rate of $1.00 = DKK 7.0528, as of December 31, 2016.

(4)

Mr. Degn became our Chief Financial Officer in August 2011. Pursuant to his employment agreement, Mr. Degn is entitled to an annual base salary of approximately $174,399 based on the currency exchange rate of $1.00 = DKK 7.0528, as of December 31, 2016.

(5)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Matiesen’s received $21,268 of contributions from the Company to his individual retirement account in 2016. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $17,440, $16,691 and $18,331 of contributions from the Company to his individual retirement account in 2016, 2015 and 2014. Pursuant to Mr. Marcher’s employment agreement, Mr. Marcher received 12,775, $7,204 and $5,125 of contributions from the Company to his individual retirement account in 2016, 2015 and 2014, respectively.

(6)

On September 1, 2015, Mr. Marcher executed an employment agreement with LiqTech International A/S (Denmark) to serve as Chief Technology Officer and on the same date, Mr. Marcher’s employment agreement (as amended) to serve as Chief Operating Officer of LiqTech International, Inc. and, Liqtech Int. DK, and Director of LiqTech Delaware was terminated. Pursuant to his employment agreement, Mr. Marcher is entitled to an annual base salary of approximately $129,310 based on the currency exchange rate of $1.00 = DKK 7.0528, as of December 31, 2016.

 Employment Arrangements

During the year ended December 31, 2016, we had employment agreements with Messrs. Mathiesen, Degn, Marcher and Petersen. A description of each agreement is set forth below.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company. Mr. Mathiesen was also engaged to serve as a Director of LiqTech Int. DK pursuant to a Director Contract, dated July 15, 2014, by and between Mr. Mathiesen and LiqTech Int. DK (the “Mathiesen Agreement”). Pursuant to the terms of the Mathiesen Agreement, in consideration for his services, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000 (or approximately $245,042 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). Further, he shall receive a yearly bonus of 5% of the average gross profit for LiqTech Int. DK and LiqTech Systems A/S for any sales (revenue) ≥130,000,000 DKK per year (the gross margin is fixed at 40% without depreciations). For example, the calculation will be as follows, if the revenue for LiqTech Int. DK and LiqTech Systems should be DKK 200,000,000 in a year and the gross profit DKK 80,000,000 (40%) the bonus would be the following: 80,000,000 minus 130,000,000 * 0.4 = 52,000,000 DKK = 28,000,000 * 0.05 = DKK 1,400,000. Mr. Mathiesen is entitled to five weeks of vacation, home internet service, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Mathiesen Agreement upon not less than twelve months prior notice and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months prior notice to the end of the month. The Mathiesen Agreement was irredeemable from both parties until December 31, 2016. The full details of the Mathiesen Agreement are set forth and incorporated by reference to Exhibit No. 10.24 to this Annual Report on Form 10-K.

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

Marcher Appointment

On November 1, 2013, Johnny Marcher was appointed to serve as Chief Operating Officer (“COO”) of LiqTech International, Inc. and LiqTech Int. DK. Mr. Marcher was also engaged to serve as a Director of LiqTech Int. DK and as a Director of LiqTech Delaware pursuant to an amendment to his previous contract, by and between Mr. Marcher and LiqTech Int. DK. In consideration for such services, Mr. Marcher received an annual base salary initially set at DKK 720,000 (or approximately $117,620 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). In addition, Mr. Marcher was entitled to five weeks’ vacation, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. On September 1, 2015, Mr. Marcher executed an employment agreement with LiqTech International A/S (Denmark) to serve as Chief Technology Officer and on the same date, Mr. Marcher’s employment agreement (as amended) to serve as COO of LiqTech International, Inc. and Liqtech Int. DK, and Director of LiqTech Delaware was terminated. In consideration for such services, Mr. Marcher received an annual base salary initially set at DKK 900,000 (or approximately $127,609 based on the currency exchange rate of $1 = DKK 7.0528 as of December 31, 2016).

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

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	-	-	-	$-	-	-	-	-	-

Soren Degn, CFO	-	-	-	$-	-	-	-	-	-

Johnny Marcher, CTO LiqTech Int. DK	-	-	-	$-	-	-	-	-	-

(1)	Each option has an exercise price equal to the fair market value of our common stock at the time of grant as reported on the NYSE Mkt on the date of grant.

(2)	See footnote 2 to the Summary Compensation Table for the grant date and vesting schedule of each option reflected above.

Compensation of Directors

For 2016 each non-executive director was entitled to $25,000 for services on the Board of Directors; the Audit Committee Chairman was paid an additional fee of $10,000 per year, the Compensation Committee Chairman was paid an additional fee of $6,000 per year; and each qualifying non-executive director would receive an automatic annual stock grant on January 2 of each year in the amount of $30,000 commencing the first year after full vesting of their initial 100,000 share stock grant that vest over a three year period.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2016. Except as set forth in the table, during 2016, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation (3)	Total
Aldo Petersen	-	-	-	-	-	172,910	$172,910
Paul Burgon	35,000	30,000	-	-	-	-	$65,000
Mark Vernon	31,000	30,000	-	-	-	-	$61,000
Mike Barish	25,000	-	-	-	-	-	$25,000
Rengarajan Ramesh	25,000	-	-	-	-	-	$25,000

(1)

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

The Company issued 48,875 shares of restricted stock valued at $30,000 for services provided and to be provided by Mr. Burgon. Mr. Burgon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

The Company issued 48,875 shares of restricted stock valued at $30,000 for services provided and to be provided by Mr. Vernon. Mr. Vernon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

(3)

Mr. Petersen has entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us including participation at road shows, general investor relations services, general work as Chairman of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis. See “Certain Relationships and Related Transactions” for a description of the Services Agreement.

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

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Sune Mathiesen(4)	1,358,261	3.7%
Mike Barish	1,402,336	3.8
Aldo Petersen	3,188,541	8.7
Soren Degn(5)	298,000	*
Mark Vernon	243,033	*
Paul Burgon	235,396	*
Rengarajan Ramesh	66,666	*
All executive officers and directors as a group (7 persons)(6)	6,792,233	18.5%
5% Shareholders:
Clear Harbor Asset Management, LLC	2,103,026	5.7%
Norman H. Pessin (7)	3,812,569	10.4%
Sandra F. Pessin (7)	3,812,569	10.4%
Brian Pessin (7)	3,812,569	10.4%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 23, 2017. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 36,835,514 shares issued and outstanding as of March 23, 2017.

(4)	All of these shares are owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S

(5)

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

(6)	Includes 130,000 shares underlie a 10-year option immediately exercisable at an exercise price of $1.01 per share.

(7)	Includes 1,302,006 shares owned by Norman H. Pessin, 1,510,869 shares owned by Sandra F. Pessin and 999,694 shares owned by Brian Pessin.

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

From January 1, 2015 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

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

Item 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2016, and 2015 and for the review of our quarterly financial statements. During 2016 and 2015 audit fees were $151,689 and $162,277. Our auditors did not provide any tax compliance, planning services. or audit related services for the Company. Our auditors did not provide any other services than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2016.

Item 15.    Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2016 and December 31, 2015 is included in this Annual Report on Form 10-K:

a.         Valuation and Qualifying Accounts for the years ended December 31, 2016 and December 31, 2015.

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2016
Allowance for inventory obsolescence	$606,504	$824,958	$(10,117)	$1,421,345
Allowance for doubtful accounts	1,087,871	1,437,949	(397,368)	2,128,452
Totals	$1,694,375	$2,262,907	$(407,485)	$3,549,797

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2015
Allowance for inventory obsolescence	$449,098	$174,143	$(16,737)	$606,504
Allowance for doubtful accounts	1,654,290	(80,729)	(485,690)	1,087,871
Totals	$2,103,388	$93,414	$(502,427)	$1,694,375

	2016	2015
Allowance for doubtful accounts at the beginning of the period	$1,087,871	$1,654,290
Bad debt expense	1,437,949	80,729
Amount of receivables written off	(252,792)	(398,083)
Effect of currency translation	(144,576)	(249,065)
Allowance for doubtful accounts at the end of the period	$2,128,452	$1,087,871

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

(b)           Exhibits

Exhibit No.	Description	Location
1.1	Placement Agency Agreement, dated March 2, 2012, by and between LiqTech International, Inc. and Sunrise Securities Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

2.1	Agreement and Plan of Merger dated as of August 23, 2011 by and among Blue Moose Media, Inc., LiqTech USA, Inc. and BMD Sub	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Bylaws	Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Form of Warrant issued to Investors in the Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

4.3	Form of Warrant issued to Sunrise Securities Corp.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 8, 2012

10.1	Form of Securities Purchase Agreement by and between LiqTech USA, Inc. and each of the investors in the Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2011

10.2	Employment Agreement dated July 29, 2011 between LiqTech A/S and Lasse Andreasson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011 (translated in English)

10.3	Employment Agreement dated November 16, 2005 between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A as filed with the SEC on October 11, 2011

10.4	Addendum to Employment Agreement, dated December 15, 2011, between LiqTech NA, Inc. and Donald S. Debelak	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.5	Employment Agreement, dated July 29, 2011, between LiqTech International Inc. and Soren Degn (translated in English)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.6	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.7	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.8	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.9	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.10	DKK 6,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.11	DKK 3,000,000 Line of Credit Agreement, between LiqTech A/S and Sydbank A/S	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.12	Note Payable Agreement between LiqTech A/S and Sydbank A/S, for the principal amount of $475,000 USD	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2011 (translated in English)

10.13	Form of Guarantee in respect of obligations of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.14	Form of Guarantee in respect of obligations of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.15	Form of Guarantee in respect of obligations of LiqTech NA, Inc. (translated in English)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.16	Form of Promissory Note payable to certain related parties	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.17	Business Mortgage of LiqTech A/S (translated in English)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.18	Business Mortgage of LiqTech International A/S (translated in English)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.19	Bonus and Services Agreement, dated October 31, 2012, by and between the Company and Aldo Petersen	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2012

10.20	Agreement, dated March 25, 2013, by and among LiqTech International, Inc., LiqTech Denmark International and Mr. Lasse Andreassen.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K as filed with the SEC on March 27, 2013

10.21	Director Conract, dated March 27, 2013, by and between Mr. Finn Helmer and LiqTech Denmark International	Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013

10.22	Director Agreement, dated November 1, 2013, by and between LiqTech International A/S and Mr. Marcher	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.23	Services Agreement, dated effective January 1, 2014, by and between LiqTech International, Inc. and Aldo Petersen	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.24	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.25	Securities Purchase Agreement, dated July 15, 2014 by and among LiqTech International A/S, a Danish company, LiqTech Systems A/S, a Danish company and Masu A/S, a Danish company	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 16, 2014

10.26	Form of Purchase Agreement (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.27	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.28	Amended and Restated Employment Agreement, dated December 21, 2015 by and between LiqTech International, Inc. and Søren Degn	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 23, 2015

10.29	Contract for Yonker-Liqtech Equity Joint Venture by and between LiqTech International, Inc., and Hunan Yonker Water Co., Ltd., dated November 8, 2016	Incorporated by reference to the Company's Form 8-K as filed with the SEC on November 14, 2016

10.30	Agreement for the Purchase of Common Stock in LiqTech International, Inc., by and between Hunan Yonker Investment Group Co., Ltd, dated November 8, 2016	Incorporated by reference to the Company's Form 8-K as filed with the SEC on November 14, 2016

10.31	Amendment to the Letter of Intent between Liqtech International, Inc. and Kailong High Technology, Co., Ltd.	Incorporated by reference to the Company's Form 8-K as filed with the SEC on October 6, 2016

10.32	Binding Letter of Intent between LiqTech International, Inc. and Kailong High Technology Co., Ltd.	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 26, 2016

21	List of Subsidiaries	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 30, 2017
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director	March 30, 2017
Sune Mathiesen

/s/ Aldo Petersen	Chairman of the Board of Directors	March 30, 2017
Aldo Petersen

/s/ Soren Degn	Chief Financial Officer, Principal Financial and Accounting Officer	March 30, 2017
Soren Degn

/s/ Paul Burgon	Director	March 30, 2017
Paul Burgon

/s/ Mike Barish	Director	March 30, 2017
Mike Barish

/s/ Mark Vernon	Director	March 30, 2017
Mark Vernon

/s/ Rengarajan Ramesh	Director	March 30, 2017
Rengarajan Ramesh