Form 10-Q
period 2017-03-31
LIQTECH INTERNATIONAL INC
filed 2017-05-15
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 15, 2017, was

43,229,264 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March, 31	December 31,
	2017	2016
	Unaudited
Current Assets:
Cash	$515,467	$1,208,650
Accounts receivable, net	1,269,240	1,111,759
Other receivables	310,384	306,177
Cost in excess of billing	615,313	642,700
Inventories	5,223,700	5,174,874
Prepaid expenses	122,981	62,161

Total Current Assets	8,057,085	8,506,321

Property and Equipment, net accumulated depreciation	2,482,797	2,633,558

Other Assets:
Investments at costs	5,354	5,282
Other intangible assets	4,775	5,614
Deposits	264,119	261,553

Total Other Assets	274,248	272,449

Total Assets	$10,814,130	$11,412,328

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March, 31	December 31,
	2017	2016
	Unaudited
Current Liabilities:
Current portion of notes payable	$14,244	$15,034
Current portion of capital lease obligations	91,405	45,883
Accounts payable	2,489,643	2,262,688
Accrued expenses	2,526,506	2,385,586
Billing in excess of cost	47,145	106,375
Accrued income taxes payable	580	580
Deferred revenue / customers deposits	142,940	192,597

Total Current Liabilities	5,312,463	5,008,743

Long-term notes payable, less current portion	36,821	39,895
Long-term capital lease obligations, less current portion	20,993	93,942

Total Long-Term Liabilities	57,814	133,837

Total Liabilities	5,370,277	5,142,580

Commitment and Contingencies See Note 12

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized 36,929,264 and 36,835,514 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36,929	36,836
Additional paid-in capital	36,144,024	36,084,117
Accumulated deficit	(24,844,613)	(24,011,343)
Deferred compensation	(112,383)	(148,561)
Other comprehensive income, net	(5,780,104)	(5,691,301)

Total Stockholders' Equity	5,443,853	6,269,748

Total Liabilities and Stockholders' Equity	$10,814,130	$11,412,328

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2017	2016
Net Sales	$2,968,074	$3,629,968
Cost of Goods Sold	2,696,657	2,884,010
Gross Profit	271,417	745,958

Operating Expenses:
Selling expenses	450,383	591,068
General and administrative expenses	593,638	755,994
Non-cash compensation expenses	96,178	167,351
Research and development expenses	139,336	188,513

Total Operating Expense	1,279,535	1,702,926

Loss from Operations	(1,008,118)	(956,968)

Other Income (Expense)
Interest and other income	226	-
Interest (Expense)	(10,821)	(9,894)
Gain (Loss) on currency transactions	178,675	(12,550)
Gain on sale of fixed assets	6,768	-

Total Other Income (Expense)	174,848	(22,444)

Loss Before Income Taxes	(833,270)	(979,412)

Income Tax Expense (Benefit)	-	2,774,283

Net Loss	(833,270)	(3,753,695)

Less Net Loss Attributable To Non-Controlled Interests in Subsidiaries	-	-

Net Loss Attributable To LiqTech	$(833,270)	$(3,753,695)
Basic Loss Per Share	$(0.02)	$(0.10)
Weighted Average Common Shares Outstanding	36,929,264	36,835,514
Diluted Loss Per Share	$(0.02)	$(0.10)
Weighted Average Common Shares Outstanding Assuming Dilution	36,929,264	36,835,514

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 (UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2017	2016

Net Loss	(833,270)	(3,753,695)

Currency Translation, Net of Taxes	(88,803)	751,304

Other Comprehensive Loss	$(922,073)	$(3,002,391)

Comprehensive Income (Loss) Attributable To Non-controlling Interest in Subsidiaries	-	-

Comprehensive Loss Attributable To LiqTech International Inc.	$(922,073)	$(3,002,391)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Period Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(833,270)	$(3,753,695)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:

Depreciation and amortization	259,493	352,488
Non-cash compensation	96,178	167,351
Bad debt expense	-	9,211
Reserve for obsolete inventory	-	108,884
Change in deferred tax asset / liability	-	2,718,813
Gain on sale of equipment	(6,768)	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	-	292,826
(Increase) decrease in accounts receivable	(161,687)	798,508
(Increase) decrease in inventory	(91,824)	(755,308)
(Increase) decrease in prepaid expenses/deposits	(60,820)	(45,019)
Increase (decrease) in accounts payable	226,956	(1,908,533)
Increase (decrease) in accrued expenses	91,263	(183,297)
Increase (decrease) long-term contracts	(31,843)	1,910,375

Total Adjustments	320,948	3,466,299

Net Cash Used by Operating Activities	(512,322)	(287,396)

Cash Flows from Investing Activities:

Purchase of property and equipment	(58,950)	(51,942)
Proceeds from sale/recovery of property and equipment	10,349	-

Net Cash Used by Investing Activities	(48,601)	(51,942)

Cash Flows from Financing Activities:

Payments on loans payable	(3,865)	(12,824)
Net (payments) proceeds on capital lease obligation	(27,427)	(26,347)

Net Cash Used by Financing Activities	(31,292)	(39,171)

Gain (Loss) on Currency Translation	(100,968)	324,458

Net Increase (Decrease) in Cash and Cash Equivalents	(693,183)	(54,051)

Cash and Cash Equivalents at Beginning of Period	1,208,650	1,370,591
Cash and Cash Equivalents at End of Period	$515,467	$1,316,540

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$10,821	$9,894
Income Taxes	$-	$570

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$25,519	$110,526
Compensation for vesting of restricted stock awards issued to the board of directors	66,250	19,417
Value of warrants issued for services	4,409	37,408
Total	$96,178	$167,351

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

LiqTech Systems A/S ("LiqTech Systems"), a Danish corporation (formerly Provital Solutions A/S) was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within the pool and spa markets, marine applications, and a number of industrial applications within Denmark and international markets. The financial statements include the accounts of LiqTech Systems from the date of acquisition on July 31, 2014.

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at March 31, 2017 and December 31, 2016.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Allowance for doubtful accounts at the beginning of the period	$2,128,452	$1,087,871
Bad debt expense	-	1,437,949
Amount of receivables written off	(25,363)	(252,792)
Effect of currency translation	29,199	(144,576)
Allowance for doubtful accounts at the end of the period	$2,132,288	$2,128,452

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

Long-Term Investments -- Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is another-than-temporary decline in the fair value of a non-public equity security, we write-down the investment to its fair value and record the related write-down as an investment loss in the consolidated statement of operations.

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $2,803 and $5,966 for the three months ended March 31, 2017 and 2016, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the three months ended March 31, 2017 and 2016 were $139,336 and $188,513, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options and awards to certain key employees and directors. See Note 13. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $96,178 and $110,526 have been recognized for the vesting of options granted to employees with an associated recognized tax benefit of $22,525 and $43,699 for the three months ended March 31, 2017 and 2016, respectively.

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

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard was adopted by the Company effective January 1, 2017 and had no effect on the underlying financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The Company adopted the new standard and management evaluated the Company’s ability to continue as a going concern and made the required disclosures (See Note 2).

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard was adopted effective January 1, 2017 and did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

NOTE 3 - INVENTORY

Inventory consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Furnace parts and supplies	$291,247	$336,799
Raw materials	1,222,508	1,216,098
Work in process	3,024,630	2,499,242
Finished goods and filtration systems	2,122,632	2,544,080
Reserve for obsolescence	(1,437,317)	(1,421,345)
Net Inventory	$5,223,700	$5,174,874

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	Useful Life			2017	2016
Production equipment	3	-	10	$10,482,041	$10,370,462
Lab equipment	3	-	10	77,711	76,658
Computer equipment	3	-	5	187,265	185,652
Vehicles	3	-	5	9,891	39,090
Furniture and fixture		5		151,930	146,453
Leasehold improvements		10		984,803	955,563
				11,893,641	11,773,878
Less Accumulated Depreciation				(9,410,844)	(9,140,320)
Net Property and Equipment				$2,482,797	$2,633,558

Depreciation expense amounted to $258,654 and $351,743 for the three months ended March 31, 2017 and 2016, respectively. The property and equipment is held as collateral on lines of credit and guarantees with financial institutions. See Note 9.

  NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of March 31, 2017	Level 1	Level 2	Level 3

Investments	-	-	5,354

Total	-	-	5,354

As of December 31, 2016	Level 1	Level 2	Level 3

Investments	-	-	5,282

Total	-	-	5,282

At March 31, 2017, our total investments of $5,354 consisted of an investment of $5,354 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2016, our total investments of $5,282 consisted of an investment of $5,282 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2017 and December 31, 2016, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $4,775 and $5,614, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the three months ended March 31, 2017 and 2016 was $839 and $745, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2017	2,024
2018	2,270
2019	481
Thereafter	-

$4,775

NOTE 7 - GOODWILL

The Company recorded Goodwill in connection with the acquisition of LiqTech Systems. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Key variables included in evaluating goodwill for impairment include the pipeline of proposed potential customer sales, budgeted reoccurring sales, risk free interest rate and risk premium rate and future budgeted operating results. The Company recorded an impairment charge of $7,343,208 during the year ended December 31, 2016, as management's estimated fair value of the reporting unit did not exceed the carrying value during 2016 fourth quarter testing.

NOTE 8 - NOTES PAYABLE

The Company had a 4.02% note payable used to purchase a vehicle with $51,065 and $54,929 balance outstanding as of March 31, 2017 and December 31, 2016. The note calls for monthly payments of $1,338, matures August 1, 2020 and is secured by the vehicle purchased.

The following represents the future maturities of long-term debt as of March 31, 2017:

Year ending December 31,	Payments
2017	$10,621
2018	14,710
2019	15,310
2020	10,424
Thereafter	-
$51,065

Long-term notes payable, less current portion	$36,821
Current portion of notes payable	14,244
$51,065

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 94,620 (approximately $13,600 at March 31, 2017) with a bank, subject to certain base limitations. As of March 31, 2017, we had DKK 94,620 (approximately $13,600) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and June 2017. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2017 are as follows:

Year ending December 31,	Lease Payments
2017	431,109
2018	448,639
2019	179,094
Thereafter	395,898
Total Minimum Lease Payments	$1,454,740

Lease expense charged to operations was $152,100 and $185,115 for the three months ended March 31, 2017 and 2016, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $9,447, $599 and $539 expiring through July 2018. Included in property and equipment, at March 31, 2017 and December 31, 2016, the Company had recorded equipment on capital lease at $1,257,402 and $1,240,358, respectively, with related accumulated depreciation of $1,161,272 and $1,126,550, respectively.

During the three months ended March 31, 2017 and 2016, depreciation expense for equipment on capital leases amounted to $31,064, and $33,915, respectively, and has been included in depreciation expense. During the three months ended March 31, 2017 and 2016, interest expense on a capital lease obligation amounted to $5,672 and $5,146, respectively.

The following represents future minimum capital lease payments as of March 31, 2017:

Year ending December 31,	Lease Payments
2017	91,553
2018	24,046
Thereafter	-
Total minimum lease payments	115,599
Less amount representing interest	(3,201)
Present value of minimum lease payments	112,398
Less Current Portion	(91,405)
$20,993

NOTE 11 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2017 and 2016, matching contributions were expensed and totaled $2,706 and $2,826, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of May 15, 2017, the case is in the preliminary stages where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed.  An evaluation of the outcome will only be possible after the results of the court appointment expert are known. This outcome of the court appointment expert is expected to be reported in the second quarter of 2017. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $13,600 at March 31, 2017) with a bank, subject to certain base limitations. As of March 31, 2017, we had DKK 94,620 (approximately $13,600 at March 31, 2017) in working guarantee against the line.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes;,which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%, Actual results could differ from these estimates.

As of March 31, 2017, the Company had net operating loss carryovers of approximately $11,743,000 for U.S. Federal purposes expiring through 2036; approximately $6,649,000 for Danish tax purposes, which do not expire; approximately $437,000 for German tax purposes, which do not expire and approximately $571,000 for Singapore tax purposes which do not expire.

As of March 31, 2017 and December 31, 2016, the Company established a valuation allowance of $3,675,000 and $3,542,000 for the tax components of LiqTech International Inc. and Liqtech NA, $1,157,000 and $1,095,000 for the tax components of LiqTech International AS and LiqTech Systems, $122,000 and $122,000 for the tax component of LiqTech Germany and $97,000 and $97,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components. The change in the valuation allowance for the period ended March 31, 2017 was $133,400, $62,000, $0 and $0 for the US, Danish, German and Singapore components.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets. The same variable used by the Company in evaluating goodwill for impairment was used in assessing the realization of deferred tax assets (See Note 7).

The Company further considered the following positive and negative evidence:

Positive Evidence

1) The Company executed in a Diesel Particular Filtration supplier contract with a Chinese entity.

2) For Danish tax purposes the Company is able to obtain tax refunds for research and development expenditures.

Negative Evidence

1) The Company has noted a longer than anticipated sales cycle from proposals to signing filtration systems order.

2) The Company has a net loss from operations for the years ended December 31, 2016 and 2015.

3) The Company has experienced a decrease in liquid filter sales.

4) The Company has experienced delays in requested shipment date of large DPF sales orders and collection of receivables from large water treatment systems.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2017 and December 31, 2016:

	2017	2016
Vacation accrual	$5,450	$5,450
Allowance for doubtful accounts	1,202	1,202
Reserve for obsolete inventory	201,694	200,118
Business tax credit carryover	30,935	30,935
Danish R&D credits	8,500	8,500
Net operating loss carryover	5,195,219	4,906,974
Excess of book over tax depreciation	(295,168)	(296,227)
Valuation allowance	(5,147,832)	(4,856,952)
Long term deferred tax asset	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the three months ended March 31, 2017 and 2016:

	2017	2016
Computed tax at expected statutory rate	$(283,312)	$(333,000)
State and local income taxes, net of federal benefit	(3,721)	-
Non-US income taxed at different rates	21,369	28,359
Valuation allowance	265,664	3,078,924
Other	-	-
Income tax expense (benefit)	$-	$2,774,283

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
Current income tax expense:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Deferred rent	-	-
Business tax credit carryover	-	-
Net operating loss carryover	(265,663)	(304,418)
Valuation allowance	265,663	3,078,701
Deferred compensation	-	-
Accrued vacation	-	-
Reserve for obsolete inventory	-	-
Deferred tax expense (benefit)	$-	$2,774,283
Total tax expense (benefit)	$-	$2,774,283

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2011 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2013 for U.S. federal and U.S. states tax returns.

NOTE 13 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31
	2017	2016
Loss attributable to LiqTech International Inc.	$(833,270)	$(3,753,695)
Weighted average number of common shares used in basic earnings per share	36,929,264	39,532,035
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potentially dilutive securities	36,929,264	39,532,035

For the three months ended March 31, 2017, Parent had 630,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.01 per share and Parent had 700,000 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three months ended March 31, 2016, Parent had 1,071,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.90 per share and Parent had 7,325,575 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2017 and December 31, 2016, respectively, there were 36,929,264 and 36,835,514 common shares issued and outstanding.

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

Common Stock Cancelation

On December 31, 2016, the Company canceled 2,696,521 common shares of the previously issued common shares held in escrow issued in connection with the acquisition of all of the issued and outstanding capital stock of LiqTech Systems (formerly Provital Solutions A/S), as LiqTech Systems failed to meet the 2014, 2015 and 2016 catchup gross revenue and EBITDA thresholds for the shares release from escrow.

Common Stock Issuance

On April 13, 2015, the Company issued an additional 100,000 shares of restricted stock valued at $75,000 for services provided and to be provided to a member of the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 33,333 shares vested on January 1, 2016, 33,333 shares will vest on January 1, 2017 and 33,334 shares will vest on January 1, 2018.

On January 2, 2016, the Company issued an additional 27,253 shares of restricted stock valued at $20,167 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares will vest immediately.

On January 2, 2017, the Company issued an additional 93,750 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares will vest immediately.

For the three months ended March 31, 2017 and 2016, the Company has recorded non-cash compensation expense of $66,250 and $19,417 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at March 31, 2017 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	0.75	$0.81	100,000	$0.81
$1.00	200,000	0.75	$1.00	133,333	$1.00
$1.65	400,000	2.33	$1.65	400,000	$1.65
Total	700,000	1.65	$1.34	633,333	$1.38

At March 31, 2017, the Company had 66,667 non-vested warrants. We have recorded non-cash compensation expense of $4,409 for the three months ended March 31, 2017 related to the warrants issued.

The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of common stock and combinations of the outstanding shares of common stock. For so long as the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of common stock a sufficient number of shares to provide for the issuance of the shares of common stock underlying the warrants.

On February 15, 2016, the Company issued to LCL Finance Limited a warrant to purchase 100,000 shares of common stock at an exercise price of $0.81 per share. The warrants are exercisable immediately and will remain exercisable until December 31, 2017.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At March 31, 2017, 630,000 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense related to the options of $25,519 and $110,526 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company had approximately $80,408 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Plan at March 31, 2017 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	400,000	3.37	$0.74	133,334	$0.74
$0.75	100,000	3.04	$0.75	33,333	$0.75
$1.01	130,000	8.72	$1.01	130,000	$1.01
Total	630,000	4.42	$0.80	296,667	$0.86

A summary of the status of the options at March 31, 2017, and changes during the period are presented below:

	March 31, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	868,000	$1.10	3.41	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(238,000)	1.90	-	-
Outstanding at end of period	630,000	$0.80	4.42	$-
Vested and expected to vest	630,000	$0.80	4.42	$-
Exercisable end of period	296,667	$0.86	5.68	$-

At March 31, 2017, the Company had 333,333 non-vested options to purchase shares of Parent common stock with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $80,408, which is expected to be expensed over a weighted-average period of 1.0 years.

The total intrinsic value of options at March 31, 2017 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2017 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the three months ended March 31, 2017, our four largest customers accounted for approximately 22%, 21%, 9% and 7%, respectively, of our net sales (approximately 59% in total).

For the three months ended March 31, 2016, our four largest customers accounted for approximately 34%, 7%, 6% and 4% of our net sales (approximately 51% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the three months ended March 31, 2017 and 2016:

	For the Three Months
	Ended March 31,
	2017	2016
United States and Canada	$226,796	$210,381
Australia	177,736	128,497
South America	37,599	71,595
Asia	670,242	14,656
Europe	1,855,701	3,204,839
	$2,968,074	$3,629,968

The Company’s sales by product line are as follows for the three months ended March 31, 2017 and 2016:

	For the Three Months
	Ended March 31,
	2017	2016
Ceramic diesel particulate	$2,283,176	$1,423,106
Liquid filters and systems	620,071	2,179,236
Kiln furniture	64,827	27,626
	$2,968,074	$3,629,968

NOTE 16 – SUBSEQUENT EVENTS

On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Hunan Yonker Investment Group (Yonker) to complete the agreed investment in LiqTech before the deadline of February 28, 2017. The parties amended the Investment Agreement and the deadline for completion of the US$4,000,000 investment in LiqTech was extended to April 15, 2017, however Yonker subsequently informed the Company that the National Development and Reform Commission (NDRC) is still reviewing and verifying the submitted documents.

On May 12, 2017, the Parent completed a private placement of 6,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,575,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 6,300,000 shares of common stock in the private placement, or 17.1% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 43,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

Except as set forth above, the Company's management reviewed material events through May 15, 2017 and there were no other subsequent events.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2017, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Hunan Yonker Investment Group (Yonker) to complete the agreed investment in LiqTech before the deadline of February 28, 2017. The parties amended the Investment Agreement and the deadline for completion of the US$4,000,000 investment in LiqTech was extended to April 15, 2017, however Yonker subsequently informed the Company that the National Development and Reform Commission (NDRC) is still reviewing and verifying the submitted documents.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2017 and 2016:

	Three Months Ended 31 March
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	$	Percent %
Net Sales	2,968,074	100%	3,629,968	100%	(661,894)	(18.2)

Cost of Goods Sold	2,696,657	90.9	2,884,010	79.5	(187,353)	(6.5)
Gross Profit	271,417	9.1	745,958	20.5	(474,541)	(63.6)

Operating Expenses
Selling expenses	450,383	15.2	591,068	16.3	(140,685)	(23.8)
General and administrative expenses	593,638	20.0	755,994	20.8	(162,356)	(21.5)
Non-cash compensation expenses	96,178	3.2	167,351	4.6	(71,173)	(42.5)
Research and development expenses	139,336	4.7	188,513	5.2	(49,177)	(26.1)
Total Operating Expenses	1,279,535	43.1	1,702,926	46.9	(423,391)	(24.9)

Loss from Operating	(1,008,118)	(34.0)	(956,968)	(26.4)	(51,150)	(5.3)

Other Income (Expense)
Interest and other income	226	0.0	-	-	226	-
Interest (expense)	(10,821)	(0.4)	(9,894)	(0.3)	(927)	(9.4)
Gain (Loss) on currency transactions	178,675	6.0	(12,550)	(0.3)	191,225	1,523.7
Gain on sale of fixed assets	6,768	0.2	-	-	6,768	-
Total Other Income (Expense)	174,848	5.95.9	(22,444)	(0.6)	197,292	(879.0)

Income (loss) Before Income Taxes	(833,270)	(28.1)	(979,412)	(27.0)	146,142	14.9
Income Taxes Expense (Income)	-	-	2,774,283	76.4	(2,774,283)	(100.0)

Net Income (Loss)	(833,270)	(28.1)	(3,753,695)	(103.4)	2,920,425	77.8
Less net income attributable to the non-controlled interest in subsidiaries	-	-	-	-	-	-
Net Loss attributable to LiqTech	(833,270)	(28.1)	(3,753,695)	(103.4)	2,920,425	77.8

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

Revenues

Net sales for the three months ended March 31, 2017 were $2,968,074 compared to $3,629,968 for the same period in 2016, representing a decrease of 661,894 or 18.2%. The decrease in sales consisted of a decrease in sales of liquid filters and systems of $1,559,165 offset by an increase in sales of DPFs of $860,070 and an increase in sales of kiln furniture of $37,201. The decrease in demand for our liquid filters and systems is mainly due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The increase in demand for our DPFs is mainly due to an increase in market activity in China compared to the same period last year. The increase in demand for our kiln furniture is due to an increase activity compared to the same period last year. We have decided not to focus on this product line anymore and expect very limited activity going forward.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $271,417 compared to a gross profit of $745,958 for same period in 2016, representing a decrease of $474,541 or 63.6%. The decrease in gross profit was due to lower sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2016. Included in gross profit is depreciation of $259,493 and $352,488 for the three months ended March 31, 2017 and 2016, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2017 were $1,279,535 representing a decrease of $423,391 or 24.9%, compared to $1,702,926 for the same period in 2016. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $140,685, or 23.8%, a decrease in general and administrative expenses of $162,356, or 21.5%, a decrease in non-cash compensation expenses of $71,173, or 42.5% and a decrease in research and development expenses of $49,177, or 26.1%, compared to the same period in 2016.

Selling expenses for the three months ended March 31, 2017 were $450,383 compared to $591,068 for the same period in 2016, representing a decrease of $140,685, or 23.8%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure compared to the same period in 2016.

General and administrative expenses for the three months ended March 31, 2017 were $593,638 compared to $755,994 for the same period in 2016, representing a decrease of $162,356, or 21.5%. This decrease is attributable to a general cost reduction in general expenses.

Non-cash compensation expenses for the three months ended March 31, 2017 were $96,178 compared to $167,351 for the same period in 2016, representing a decrease of $71,173, or 42.5%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
Compensation upon vesting of stock options granted to employees	$25,519	$110,526
Compensation for vesting of restricted stock awards issued to the board of directors	66,250	19,417
Value of Warrants granted for services	4,409	37,408
Total Non-Cash Compensation	$96,178	$167,351

Research and development expenses for the three months ended March 31, 2017 were $139,336 compared to $188,513 for the same period in 2016, representing a decrease of $49,177, or 26.1%. This decrease is attributable to a cost reduction in research and development expenditures in general for the three months ending March 31, 2017 compared to the same period in 2016.

Net Income Attributable to the Company

Net loss attributable to the Company for the three months ended March 31, 2017 was a loss of $833,270 compared to a loss of $3,753,695 for the comparable period in 2016, representing a decrease in net loss of $2,920,425, or 77.8%. This decrease in net loss was primarily attributable to a tax expense of $2,774,283 in 2016 and a decrease in total operating expenses total operating expenses offset by a decrease in gross profit compared to same period in 2016.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At March 31, 2017, the Company did not have any available lines of credit with any lender. At March 31, 2017, we had cash of $515,467 and working capital of $2,744,622 and at December 31, 2016, we had cash of $1,208,650 and working capital of $3,497,578. At March 31, 2017, our working capital decreased by $752,956 compared to December 31, 2016. Total current assets were $8,319,800 and $8,506,321 at March 31, 2017 and at December 31, 2016, respectively, and total current liabilities were $5,575,178 and $5,008,743 at March 31, 2017 and at December 31, 2016, respectively.

The Company entered into an Investment Agreement with Yonker for a US$4,000,000 investment in LiqTech no later than April 15, 2017. The funds were not received by April 15, 2017 and Yonker has informed us that the NDRC is still reviewing and verifying the submitted documents.

On May 12, 2017, the Parent completed a private placement of 6,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,575,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 6,300,000 shares of common stock in the private placement, or 17.1% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 43,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $13,600 at March 31, 2017) with a bank, subject to certain base limitations. As of March 31, 2017, we had DKK 94,620 (approximately $13,600) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

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

Cash Flows

Three months ended March 31, 2017 Compared to three months ended March 31, 2016

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2017 was $512,322, representing an increase of $224,926 compared to cash used by operating activities of $287,396 for the three months ended March 31, 2016. The $224,926 increase in cash used by operating activities for the three months ended March 31, 2017 was mainly due to an increase of $161,687 in accounts receivable, an increase of $226,956 accounts payable and an increase of $91,263 in accrued expenses. This was partially offset by an increase of $91,824 in inventory, an increase of $60,820 in prepaid expenses/deposits and a decrease of $31,843 in long-term contracts.

The increase in in accounts receivable, increase in accounts payable, increase in accrued expenses, increase in inventory, increase in prepaid expenses/deposits and the decrease in long-term contracts were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $48,601 for the three months ended March 31, 2017, as compared to cash used in investing activities of $51,942 for the three months ended March 31, 2016. Cash used in investing activities decreased by $3,341 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This decrease was due to a period over period increase of $7,008 in the purchase of property offset by proceeds from sale of property and equipment of $10,349.

Cash used by financing activities was $31,292 for the three months ended March 31, 2017, as compared to cash used by financing activities of $39,171 for the three months ended March 31, 2016. This change of $7,879 in cash used by financing activities for the three months ended March 31, 2017, compared to 2016, was mainly due to a decrease in payments proceeds on loans payable.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and June 2017, In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2017 are as follows:

Year ending December 31,	Lease Payments
2017	431,109
2018	448,639
2019	179,094
Thereafter	395,898
Total Minimum Lease Payments	$1,454,740

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
●

the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment,

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recently Enacted Accounting Standards” in the accompanying Financial Statements.

Subsequent Events

On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Hunan Yonker Investment Group (Yonker) to complete the agreed investment in LiqTech before the deadline of February 28, 2017. The parties amended the Investment Agreement and the deadline for completion of the USD 4 million investment in LiqTech was extended to April 15, 2017, however Yonker has informed the Company that the NDRC is still reviewing and verifying the submitted documents.

On May 12, 2017, the Parent completed a private placement of 6,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,575,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 6,300,000 shares of common stock in the private placement, or 17.1% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 43,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

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

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2017, the Parent completed a private placement of 6,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,575,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 6,300,000 shares of common stock in the private placement, or 17.1% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 43,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.    MINE SAFETY DISCLOSURES

 None.

ITEM 5.    OTHER INFORMATION

On November 8, 2016, the Company entered into a joint venture agreement with Hunan Yonker Water Co., Ltd. (“HYW”), pursuant to which the Company and HYW agreed to set up a joint venture company in China relating to filtration systems based on the Company’s Silicon Carbide Membrane technology used in water and wastewater treatment for industrial municipal facilities.  Furthermore, on November 8, 2016, the Company and Hunan Yonker Investment Group Co., Ltd (Yonker) entered into an agreement pursuant to which Yonker agreed to purchase 4,000,000 shares of common stock of the Company at $1.00 per share. The closing of the purchase of the shares is subject to receipt of all US and China government approvals. Such approvals were expected to be received by February 28, 2017. On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Yonker to complete the agreed investment in LiqTech before the deadline of February 28, 2017. The parties amended the Investment Agreement and the deadline for completion of the US$4,000,000 investment in LiqTech was extended to April 15, 2017, however Yonker subsequently informed the Company that the NDRC is still reviewing and verifying the submitted documents.

On May 12, 2017, the Parent completed a private placement of 6,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,575,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 6,300,000 shares of common stock in the private placement, or 17.1% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 43,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

ITEM 6.	EXHIBITS

10.1	Form of Subscription Agreement for private placement	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: May 15, 2017	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)