Form 10-Q
period 2017-06-30
LIQTECH INTERNATIONAL INC
filed 2017-08-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 14, 2017, was 44,229,264 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June, 30	December 31,
	2017	2016
	Unaudited
Current Assets:
Cash	$1,280,670	$1,208,650
Accounts receivable, net	1,566,057	1,111,759
Other receivables	331,375	306,177
Cost in excess of billing	727,034	642,700
Inventories	5,145,848	5,174,874
Prepaid expenses	139,436	62,161

Total Current Assets	9,190,420	8,506,321

Property and Equipment, net accumulated depreciation	2,285,503	2,633,558

Other Assets:
Investments at costs	5,716	5,282
Other intangible assets	4,469	5,614
Deposits	278,758	261,553

Total Other Assets	288,943	272,449

Total Assets	$11,764,866	$11,412,328

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June, 30	December 31,
	2017	2016
	Unaudited
Current Liabilities:
Current portion of notes payable	$15,371	$15,034
Current portion of capital lease obligations	9,936	45,883
Accounts payable	2,066,925	2,262,688
Accrued expenses	2,727,721	2,385,586
Billing in excess of cost	14,727	106,375
Accrued income taxes payable	580	580
Deferred revenue / customers deposits	366,391	192,597

Total Current Liabilities	5,201,651	5,008,743

Long-term notes payable, less current portion	35,404	39,895
Long-term capital lease obligations, less current portion	20,882	93,942

Total Long-Term Liabilities	56,286	133,837

Total Liabilities	5,257,937	5,142,580

Commitment and Contingencies See Note 11

Stockholders' Equity:
Common stock; par value $0.001, 100,000,000 shares authorized 44,229,264 and 36,835,514 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	44,229	36,836
Additional paid-in capital	37,961,724	36,084,117
Accumulated deficit	(26,037,008)	(24,011,343)
Deferred compensation	(82,603)	(148,561)
Other comprehensive income, net	(5,379,413)	(5,691,301)

Total Stockholders' Equity	6,506,929	6,269,748

Total Liabilities and Stockholders' Equity	$11,764,866	$11,412,328

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales	$2,926,200	$4,019,338	$5,894,274	$7,649,306

Cost of Goods Sold	2,733,526	2,890,984	5,430,183	5,774,994

Gross Profit	192,674	1,128,354	464,091	1,874,312

Operating Expenses:
Selling expenses	534,359	512,179	984,742	1,103,247
General and administrative expenses	491,929	575,908	1,085,567	1,331,902
Non-cash compensation expenses	29,780	105,373	125,958	272,724
Research and development expenses	114,010	164,056	253,346	352,569

Total Operating Expense	1,170,078	1,357,516	2,449,613	3,060,442

Loss from Operations	(977,404)	(229,162)	(1,985,522)	(1,186,130)

Other Income (Expense)
Interest and other income	77	-	303	-
Interest expense	(8,706)	(6,602)	(19,527)	(16,496)
Gain (Loss) on currency transactions	(206,362)	391	(27,687)	(12,159)
Gain on sale of fixed assets	-	-	6,768	-

Total Other Expense	(214,991)	(6,211)	(40,143)	(28,655)

Loss Before Income Taxes	(1,192,395)	(235,373)	(2,025,665)	(1,214,785)

Income Tax Expense	-	94,003	-	2,868,286

Net Loss	$(1,192,395)	$(329,376)	$(2,025,665)	$(4,083,071)

Basic Loss Per Share	$(0.03)	$(0.01)	$(0.05)	$(0.10)

Weighted Average Common Shares Outstanding	40,667,107	39,532,035	38,761,647	39,532,035

Diluted Loss Per Share	$(0.03)	$(0.01)	$(0.05)	$(0.10)

Weighted Average Common Shares Outstanding Assuming Dilution	40,667,107	39,532,035	38,761,647	39,532,035

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 (UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Loss	(1,192,395)	(329,376)	(2,025,665)	(4,083,071)

Currency Translation, Net of Taxes	400,691	(416,657)	311,888	334,647

Other Comprehensive Loss	$(791,704)	$(746,033)	$(1,713,777)	$(3,748,424)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Period Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(2,025,665)	$(4,083,071)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	503,276	669,697
Non-cash compensation	125,958	272,724
Bad debt expense	-	(8,747)
Reserve for obsolete inventory	-	97,771
Change in deferred tax asset / liability	-	2,841,633
Gain on sale of equipment	(6,768)	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	-	292,826
(Increase) decrease in accounts receivable	(479,496)	341,354
(Increase) decrease in inventory	(13,972)	(388,194)
(Increase) decrease in prepaid expenses/deposits	(77,275)	(72,635)
Increase (decrease) in accounts payable	(195,763)	(1,860,430)
Increase (decrease) in accrued expenses	515,928	(63,431)
Increase (decrease) long-term contracts	(175,982)	1,296,005

Total Adjustments	195,906	3,418,573

Net Cash Used by Operating Activities	(1,829,759)	(664,498)

Cash Flows from Investing Activities:
Purchase of property and equipment	(70,679)	(69,741)
Proceeds from sale of property and equipment	10,349	-

Net Cash Used by Investing Activities	(60,330)	(69,741)
	-
Cash Flows from Financing Activities:
Net payments on capital lease obligation	(109,007)	(72,885)
Payments on loans payable	(4,153)	(17,924)
Proceeds from issuance of common stock and warrants	1,825,000	-

Net Cash Provided (Used) by Financing Activities	1,711,840	(90,809)

Gain on Currency Translation	250,269	91,492

Net Increase (Decrease) in Cash and Cash Equivalents	72,020	(733,556)

Cash and Cash Equivalents at Beginning of Period	1,208,650	1,370,591
Cash and Cash Equivalents at End of Period	$1,280,670	$637,035

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,527	$16,496
Income Taxes	$-	$570

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$44,641	$192,074
Compensation for vesting of restricted stock awards issued to the board of directors	72,500	38,833
Value of warrants issued for services	8,817	41,817
Total	$125,958	$272,724

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

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany. The Company has no operation and is in the process of closing down, which is expected to be completed during 2017.

LiqTech PTE Ltd. (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area. The Company has no operation and is in the process of closing down, which is expected to be completed during 2017.

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and six months ended June 30, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at June 30, 2017 and December 31, 2016.

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

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Allowance for doubtful accounts at the beginning of the period	$2,128,452	$1,087,871
Bad debt expense	-	1,437,949
Amount of receivables written off	(25,363)	(252,792)
Effect of currency translation	173,166	(144,576)
Allowance for doubtful accounts at the end of the period	$2,276,255	$2,128,452

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $4,197 and $13,012 for the six months ended June 30, 2017 and 2016, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the six months ended June 30, 2017 and 2016 were $253,346 and $352,569, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options and awards to certain key employees and directors. See Note 14. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $125,958 and $272,724 have been recognized for the vesting of options granted to employees and restricted stock awards issued to the board of directors with an associated recognized tax benefit of $24,650 and $13,203 for the six months ended June 30, 2017 and 2016, respectively.

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

NOTE 3 - INVENTORY

Inventory consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Furnace parts and supplies	$378,249	$336,799
Raw materials	1,232,945	1,216,098
Work in process	2,744,300	2,499,242
Finished goods and filtration systems	2,067,805	2,544,080
Reserve for obsolescence	(1,277,451)	(1,421,345)
Net Inventory	$5,145,848	$5,174,874

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	Useful Life			2017	2016
Production equipment	3	-	10	$10,795,224	$10,370,462
Lab equipment	3	-	10	82,967	76,658
Computer equipment	3	-	5	190,494	185,652
Vehicles	3	-	5	10,560	39,090
Furniture and fixture		5		162,205	146,453
Leasehold improvements		10		1,036,295	955,563
				12,277,745	11,773,878
Less Accumulated Depreciation				(9,992,242)	(9,140,320)
Net Property and Equipment				$2,285,503	$2,633,558

Depreciation expense amounted to $502,131 and $667,571 for the six months ended June 30, 2017 and 2016, respectively. The property and equipment is held as collateral on lines of credit and guarantees with financial institutions. See Note 9.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2017	Level 1	Level 2	Level 3

Investments	-	-	5,716

Total	-	-	5,716

As of December 31, 2016	Level 1	Level 2	Level 3

Investments	-	-	5,282

Total	-	-	5,282

At June 30, 2017, our total investments consisted of an investment of $5,716 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2016, our total investments consisted of an investment of $5,282 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2017 and December 31, 2016, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $4,469 and $5,614, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the six months ended June 30, 2017 and 2016 was $1,145 and $2,126, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2017	1,460
2018	2,457
2019	552
Thereafter	-

$4,469

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

NOTE 8 - NOTES PAYABLE

The Company had a 4.02% note payable used to purchase a vehicle with $50,775 and $54,929 balance outstanding as of June 30, 2017 and December 31, 2016. The note calls for monthly payments of $1,429, matures August 1, 2020 and is secured by the vehicle purchased.

The following represents the future maturities of long-term debt as of June 30, 2017:

Year ending December 31,	Payments
2017	$7,597
2018	15,705
2019	16,345
2020	11,128
Thereafter	-
$50,775

Long-term notes payable, less current portion	$35,404
Current portion of notes payable	15,371
$50,775

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 94,620 (approximately $14,500 at June 30, 2017) with a bank, subject to certain base limitations. As of June 30, 2017, we had DKK 94,620 (approximately $14,500) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and June 2017. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2017 are as follows:

Year ending December 31,	Lease Payments
2017	303,139
2018	467,087
2019	179,094
Thereafter	395,898
Total Minimum Lease Payments	$1,345,218

Lease expense charged to operations was $319,906 and $368,653 for the six months ended June 30, 2017 and 2016, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $639 and $575 expiring through July 2018. Included in property and equipment, at June 30, 2017 and December 31, 2016, the Company had recorded equipment on capital lease at $1,265,709 and $1,240,358, respectively, with related accumulated depreciation of $1,229,974 and $1,126,550, respectively.

During the six months ended June 30, 2017 and 2016, depreciation expense for equipment on capital leases amounted to $38,365, and $68,753, respectively, and has been included in depreciation expense. During the six months ended June 30, 2017 and 2016, interest expense on a capital lease obligation amounted to $6,046 and $9,805, respectively.

The following represents future minimum capital lease payments as of June 30, 2017:

Year ending December 31,	Lease Payments
2017	7,287
2018	25,671
Thereafter	-
Total minimum lease payments	32,958
Less amount representing interest	(2,140)
Present value of minimum lease payments	30,818
Less Current Portion	(9,936)
$20,882

NOTE 11 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2017 and 2016, matching contributions were expensed and totaled $6,004 and $5,735, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective.  As of August 14, 2017, the case is in the preliminary stages where the court has appointed an expert in order to verify the quality of the products in order to determine whether there is sufficient evidence to proceed.  An evaluation of the outcome will only be possible after the results of the court appointment expert are known. This outcome of the court appointment expert is expected to be reported during 2017. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $14,500 at June 30, 2017) with a bank, subject to certain base limitations. As of June 30, 2017, we had DKK 94,620 (approximately $14,500 at June 30, 2017) in working guarantee against the line.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Actual results could differ from these estimates.

As of June 30, 2017, the Company had net operating loss carryovers of approximately $11,300,549 for U.S. federal tax purposes expiring through 2036; approximately $7,800,419 for Danish tax purposes, which do not expire; approximately $475,373 for German tax purposes, which do not expire and approximately $616,505 for Singapore tax purposes which do not expire.

As of June 30, 2017 and December 31, 2016, the Company established a valuation allowance of $3,600,444 and $3,542,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively, $1,790,490 and $1,095,000 for the tax components of LiqTech International AS and LiqTech Systems, respectively, $122,000 and $122,000 for the tax component of LiqTech Germany and $97,000 and $97,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components. The change in the valuation allowance for the period ended June 30, 2017 was $58,444, $695,490, $0 and $0 for the US, Danish, German and Singapore components.

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2017 and December 31, 2016:

	2017	2016
Vacation accrual	$5,450	$5,450
Allowance for doubtful accounts	1,202	1,202
Reserve for obsolete inventory	209,557	200,118
Business tax credit carryover	30,935	30,935
Danish R&D credits	8,500	8,500
Net operating loss carryover	5,795,723	4,906,974
Excess of book over tax depreciation	(422,999)	(296,227)
Valuation allowance	(5,628,368)	(4,856,952)
Long term deferred tax asset	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the six months ended June 30, 2017 and 2016:

	2017	2016
Computed tax at expected statutory rate	$(688,726)	$(413,027)
State and local income taxes, net of federal benefit	-	-
Non-US income taxed at different rates	87,491	(17,427)
Valuation allowance	601,235	3,298,740
Other	-	-
Income tax expense (benefit)	$-	$2,868,286

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2017 and 2016 consisted of the following:

	2017	2016
Current income tax expense:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Deferred rent	-	-
Business tax credit carryover	-	-
Net operating loss carryover	230,285	(428,697)
Valuation allowance	(230,285)	3,296,983
Deferred compensation	-	-
Accrued vacation	-	-
Reserve for obsolete inventory	-	-
Deferred tax expense (benefit)	$-	$2,868,286
Total tax expense (benefit)	$-	$2,868,286

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2012 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2013 for U.S. federal and U.S. states tax returns.

NOTE 13 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
Net Loss	$(1,192,395)	$(329,376)	$(2,025,665)	$(4,083,071
Weighted average number of common shares used in basic earnings per share	40,667,107	39,532,035	38,761,647	39,532,035
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	40,667,107	39,532,035	38,761,647	39,532,035

For the six months ended June 30, 2017, Parent had 630,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.01 per share and Parent had 700,000 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the six months ended June 30, 2016, Parent had 1,071,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.90 per share and Parent had 7,325,575 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2017 and December 31, 2016, respectively, there were 44,229,264 and 36,835,514 common shares issued and outstanding.

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

Common Stock Cancelation

On December 31, 2016, the Company canceled 2,696,521 common shares of the previously issued common shares held in escrow issued in connection with the acquisition of all of the issued and outstanding capital stock of LiqTech Systems (formerly Provital Solutions A/S), as LiqTech Systems failed to meet 2014, 2015 and 2016 catchup gross revenue and EBITDA thresholds.

Common Stock Issuance

On April 13, 2015, Parent issued an additional 100,000 shares of restricted stock valued at $75,000 for services provided and to be provided to a member of the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period, of which 33,333 shares vested on January 1, 2016, 33,333 shares will vest on January 1, 2017 and 33,334 shares will vest on January 1, 2018.

On January 2, 2016, Parent issued an additional 27,253 shares of restricted stock valued at $20,167 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares vested immediately.

On January 2, 2017, Parent issued an additional 93,750 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares vested immediately.

On May 19, 2017, Parent completed a private placement of its common stock. The Company received subscription agreements for 7,300,000 new shares at a price of $0.25 per share. The private placement was made directly by LiqTech and the Company plans to use the net proceeds of $1,825,000 for acceleration of its business in the marine scrubber industry.

For the six months ended June 30, 2017 and 2016, the Company has recorded non-cash compensation expense of $72,500 and $38,833 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at June 30, 2017 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	0.50	$0.81	100,000	$0.81
$1.00	200,000	0.50	$1.00	200,000	$1.00
$1.65	400,000	2.08	$1.65	400,000	$1.65
Total	700,000	1.40	$1.34	700,000	$1.34

At June 30, 2017, the Company had zero non-vested warrants. We have recorded non-cash compensation expense of $8,817 for the six months ended June 30, 2017 related to the warrants issued.

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

On February 15, 2016, the Company issued to LCL Finance Limited warrants to purchase 100,000 shares of common stock at an exercise price of $0.81 per share. The warrants are exercisable immediately and will remain exercisable until December 31, 2017.

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At June 30, 2017, 630,000 options were granted and outstanding under the Plan.

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

The Company recognized stock based compensation expense related to the options of $44,641 and $192,074 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had approximately $80,408 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Plan at June 30, 2017 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	400,000	3.12	$0.74	133,334	$0.74
$0.75	100,000	2.79	$0.75	66,666	$0.75
$1.01	130,000	8.47	$1.01	130,000	$1.01
Total	630,000	4.17	$0.80	330,000	$0.85

A summary of the status of the options at June 30, 2017, and changes during the period are presented below:

	June 30, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	868,000	$1.10	3.41	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(238,000)	1.90	-	-
Outstanding at end of period	630,000	$0.80	4.17	$-
Vested and expected to vest	630,000	$0.80	4.17	$-
Exercisable end of period	330,000	$0.85	5.16	$-

At June 30, 2017, Parent had 300,000 non-vested options to purchase shares of Parent common stock with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $61,286, which is expected to be expensed over a weighted-average period of 0.75 years.

The total intrinsic value of options at June 30, 2017 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2017 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the six months ended June 30, 2017, our four largest customers accounted for approximately 17%, 11%, 5% and 4%, respectively, of our net sales (approximately 37% in total).

For the six months ended June 30, 2016, the Company had two customers who account for 27% and 25% on net sales, respectively.

The Company sells products throughout the world. Sales by geographical region are as follows for the three and six months ended June 30, 2017 and 2016:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
United States and Canada	$337,372	$140,163	$564,168	$350,544
Australia	109,445	94,245	287,181	222,742
South America	-	9,885	37,599	81,480
Asia	455,906	207,129	1,126,147	221,785
Europe	2,023,477	3,567,916	3,879,179	6,772,755
	$2,926,200	$4,019,338	$5,894,274	$7,649,306

The Company’s sales by product line are as follows for the three and six months ended June 30, 2017 and 2016:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Ceramic diesel particulate	$1,873,910	$1,145,171	$4,157,084	$2,568,277
Liquid filters and systems	996,890	2,806,875	1,616,963	4,986,111
Kiln furniture	55,400	67,292	120,227	94,918
	$2,926,200	$4,019,338	$5,894,274	$7,649,306

NOTE 16 – SUBSEQUENT EVENTS

Except as set forth above, the Company's management reviewed material events through August 14, 2017 and there were no other subsequent events.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area and in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.

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

Developments

Signed Contracts

On January 5, 2017, we announced that we and Grundfos Biobooster A/S (Grundfos) have signed a framework agreement for the delivery of silicon carbide ceramic discs. The agreement has a minimum value of  $450,000 and an initial term of 2 years. The ceramic discs will be used in Grundfos´s Ultra Filtration systems for water re-use.

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

On April 17, 2017, we announced that we had received a $480,000 order for the Company´s standardized systems for treatment of waste water from marine scrubbers.

On April 17, 2017, we announced that we had been informed by Hunan Yonker Investment Group (Yonker) that they had completed the mandatory due diligence process related to earlier announced USD 4 million investment in LiqTech.

Yonker further confirmed that the final application has been submitted to the National Development and Reform Commission (NDRC) and now awaits the formal approval.

On May 15, 2017, we announced that we had received subscription agreements for 6,300,000 new shares at a price of $0.25 per share. The private placement was made directly by LiqTech and the Company plans to use the net proceeds of $1,575,000 million for acceleration of its business in the marine scrubber industry.

On May 15, 2017, we announced that we had received a $380,000 order for the Company´s system for treatment of waste water from marine scrubbers. The order is from a new customer and includes an option for further two systems.

On June 8, 2017, we announced that we had been informed by Hunan Yonker Investment Group (Yonker) that its application for a USD 4 million investment in LiqTech has been declined by the National Development and Reform Commission (NDRC).

On June 14, 2017, we announced that we had received a $290,000 order for the Company´s system for treatment of waste water from marine scrubbers.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	US$	Percent %
Net Sales	2,926,200	100%	4,019,338	100%	(1,093,138)	(27.2)
Cost of Goods Sold	2,733,526	93.4	2,890,984	71.9	(157,458)	(5.4)
Gross Profit	192,674	6.6	1,128,354	28.1	(935,680)	(82.9)

Operating Expenses
Selling expenses	534,359	18.3	512,179	12.7	22,180	4.3
General and administrative expenses	491,929	16.8	575,908	14.3	(83,979)	(14.6)
Non-cash compensation expenses	29,780	1.0	105,373	2.6	(75,593)	(71.7)
Research and development expenses	114,010	3.9	164,056	4.1	(50,046)	(30.5)
Total Operating Expenses	1,170,078	40.0	1,357,516	33.8	(187,438)	(13.8)

Loss from Operating	(977,404)	(33.4)	(229,162)	(5.7)	(748,242)	326.5

Other Income (Expense)
Interest and other income	77	0.0	-	-	77	-
Interest (expense)	(8,706)	(0.3)	(6,602)	(0.2)	(2,104)	31.9
Gain (loss) on currency transactions	(206,362)	(7.1)	391	0.0	(206,753)	(52878.0)
Total Other Expense	(214,991)	(7.3)	(6,211)	(0.2)	(208,780)	3361.5

Loss Before Income Taxes	(1,192,395)	(40.7)	(235,373)	(5.9)	(957,022)	406.6
Income Taxes Expense	-	-	94,003	2.3	(94,003)	(100.0)

Net Loss	(1,192,395)	(40.7)	(329,376)	(8.2)	(863,019)	262.0

	Six months ended June 30,
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	$	Percent %
Net Sales	5,894,274	100%	7,649,306	100%	(1,755,032)	(22.9)
Cost of Goods Sold	5,430,183	92.1	5,774,994	75.5	(344,811)	(6.0)
Gross Profit	464,091	7.9	1,874,312	24.5	(1,410,221)	(75.2)

Operating Expenses
Selling expenses	984,742	16.7	1,103,247	14.4	(118,505)	(10.7)
General and administrative expenses	1,085,567	18.4	1,331,902	17.4	(246,335)	(18.5)
Non-cash compensation expenses	125,958	2.1	272,724	3.6	(146,766)	(53.8)
Research and development expenses	253,346	4.3	352,569	4.6	(99,223)	(28.1)
Total Operating Expenses	2,449,613	41.6	3,060,442	40.0	(610,829)	(20.0)

Loss from Operating	(1,985,522)	(33.7)	(1,186,130)	(15.5)	(799,392)	67.4

Other Income (Expense)
Interest and other income	303	-	-	-	303	-
Interest expense	(19,527)	(0.3)	(16,496)	(0.2)	(3,031)	18.4
Loss on currency transactions	(27,687)	(0.5)	(12,159)	(0.2)	(15,528)	127.7
Gain on sale of fixed assets	6,768	0.1	-	-	6,768	-
Total Other Income (Expense)	(40,143)	(0.7)	(28,655)	(0.4)	(11,488)	40.1

Loss Before Income Taxes	(2,025,665)	(34.4)	(1,214,785)	(15.9)	(810,880)	66.8
Income Taxes Expense	-	-	2,868,286	37.5	(2,868,286)	(100.0)

Net Loss	(2,025,665)	(34.4)	(4,083,071)	(53.4)	2,057,406	(50.4)

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Revenues

Net sales for the three months ended June 30, 2017 were $2,926,200 compared to $4,019,338 for the same period in 2016, representing a decrease of $1,093,138 or 27.2%. The decrease in sales consisted of a decrease in sales of liquid filters and systems of $1,809,985 and a decrease in sales of kiln furniture of $11,892 offset by an increase in sales of DPFs of $728,739. The decrease in demand for our liquid filters and systems is mainly due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The increase in demand for our DPFs is mainly due to an increase in market activity in China compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision that we will not focus on this product line anymore and expect very limited activity going forward.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $192,674 compared to a gross profit of $1,128,354 for same period in 2016, representing a decrease of $935,680 or 82.9%. The decrease in gross profit was due to lower sales activity in general and due to lower sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2016. Included in gross profit is depreciation of $243,783 and $317,209 for the three months ended June 30, 2017 and 2016, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2017 were $1,170,078 representing a decrease of $187,438 or 13.8%, compared to $1,357,516 for the same period in 2016. This decrease in operating expenses is attributable to an increase in selling and marketing expenses of $22,180, or 4.3%, a decrease in general and administrative expenses of $83,979, or 14.6%, a decrease in non-cash compensation expenses of $75,593, or 71.7% and a decrease in research and development expenses of $50,046, or 30.5%, compared to the same period in 2016.

Selling expenses for the three months ended June 30, 2017 were $534,359 compared to $512,179 for the same period in 2016, representing an increase of $22,180, or 4.3%. This increase is due to some one-time expenses for the three months ending June 30, 2017 compared to the same period in 2016.

General and administrative expenses for the three months ended June 30, 2017 were $491,929 compared to $575,908 for the same period in 2016, representing a decrease of $83,979, or 14.6%. This decrease is attributable to a general cost reduction in general and administrative expenses for the three months ending June 30, 2017 compared to the same period in 2016.

Non-cash compensation expenses for the three months ended June 30, 2017 were $29,780 compared to $105,373 for the same period in 2016, representing a decrease of $75,593, or 71.7%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management compared to the same period in 2016.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	June 30,	June 30,
	2017	2016
Compensation upon vesting of stock options granted to employees	$19,122	$81,548
Compensation for vesting of restricted stock awards issued to the board of directors	6,250	19,417
Value of Warrants granted for services	4,408	4,408
Total Non-Cash Compensation	$29,780	$105,373

Research and development expenses for the three months ended June 30, 2017 were $114,010 compared to $164,056 for the same period in 2016, representing a decrease of $50,046, or 30.5%. This decrease is attributable to a cost reduction in research and development expenditures in general for the three months ending June 30, 2017 compared to the same period in 2016.

Net Income

Net loss for the three months ended June 30, 2017 was a loss of $1,192,396 compared to a loss of $329,376 for the comparable period in 2016, representing a decrease of $863,020, or 262%. This decrease was primarily attributable to lower sales activity in general and due to lower sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2016. This was offset by a decrease in total operating expenses for the three months ending June 30, 2017 compared to the same period in 2016.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Revenues

Net sales for the six months ended June 30, 2017 were $5,894,274 compared to $7,649,306 for the same period in 2016, representing a decrease of 1,755,032 or 22.9%. The decrease in sales consisted of a decrease in sales of liquid filters and systems of $3,369,148 offset by an increase in sales of DPFs of $1,588,807 and an increase in sales of kiln furniture of $25,309. The decrease in demand for our liquid filters and systems is mainly due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The increase in demand for our DPFs is mainly due to an increase in market activity in China compared to the same period last year. The increase in demand for our kiln furniture is due to an increase activity compared to the same period last year. We have decided not to focus on this product line anymore and expect very limited activity going forward.

Gross Profit

Gross profit for the six months ended June 30, 2017 was $464,091 compared to a gross profit of $1,874,312 for same period in 2016, representing a decrease of $1,410,221 or 75.2%. The decrease in gross profit was due to lower sales activity in general and due to lower sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2016. Included in gross profit is depreciation of $503,276 and $669,697 for the six months ended June 30, 2017 and 2016, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2017 were $2,449,613 representing a decrease of $610,829 or 20.0%, compared to $3,060,442 for the same period in 2016. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $118,505, or 10.7%, a decrease in general and administrative expenses of $246,335, or 18.5%, a decrease in non-cash compensation expenses of $146,766, or 53.8% and a decrease in research and development expenses of $99,223, or 28.1%, compared to the same period in 2016.

Selling expenses for the six months ended June 30, 2017 were $984,742 compared to $1,103,247 for the same period in 2016, representing a decrease of $118,505, or 10.7%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the six months ending June 30, 2017 compared to the same period in 2016.

General and administrative expenses for the six months ended June 30, 2017 were $1,085,567 compared to $1,331,902 for the same period in 2016, representing a decrease of $246,335, or 18.5%. This decrease is attributable to a general cost reduction in general and administrative expenses for the six months ending June 30, 2017 compared to the same period in 2016.

Non-cash compensation expenses for the six months ended June 30, 2017 were $125,958 compared to $272,724 for the same period in 2016, representing a decrease of $146,766, or 53.8%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management compared to the same period in 2016.

The following is a summary of our non-cash compensation:

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
Compensation upon vesting of stock options granted to employees	$44,641	$192,074
Compensation for vesting of restricted stock awards issued to the board of directors	72,500	38,833
Value of Warrants granted for services	8,817	41,817
Total Non-Cash Compensation	$125,958	$272,724

Research and development expenses for the six months ended June 30, 2017 were $253,346 compared to $352,569 for the same period in 2016, representing a decrease of $99,223, or 28.1%. This decrease is attributable to a cost reduction in research and development expenditures in general for the six months ending June 30, 2017 compared to the same period in 2016.

Net Income

Net loss for the six months ended June 30, 2017 was a loss of $2,025,665 compared to a loss of $4,083,071 for the comparable period in 2016, representing a decrease in net loss of $2,057,406, or 50.4%. This decrease in net loss was primarily attributable to a tax expense of $2,868,286 in 2016 and a decrease in total operating expenses offset by a decrease in gross profit compared to same period in 2016.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At June 30, 2017, the Company did not have any available lines of credit with any lender. At June 30, 2017, we had cash of $1,280,670 and working capital of $3,988,769 and at December 31, 2016, we had cash of $1,208,650 and working capital of $3,497,578. At June 30, 2017, our working capital increased by $491,191 compared to December 31, 2016. Total current assets were $9,190,420 and $8,506,321 at June 30, 2017 and at December 31, 2016, respectively, and total current liabilities were $5,201,651 and $5,008,743 at June 30, 2017 and at December 31, 2016, respectively.

On May 19, 2017, the Parent completed a private placement of 7,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,825,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 7,300,000 shares of common stock in the private placement, or 19.8% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 44,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,500 at June 30, 2017) with a bank, subject to certain base limitations. As of June 30, 2017, we had DKK 94,620 (approximately $14,500) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

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

Cash Flows

Six months ended June 30, 2017 Compared to six months ended June 30, 2016

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the six months ended June 30, 2017 was $1,829,759, representing an increase of $1,165,261 compared to cash used by operating activities of $ 664,498 for the six months ended June 30, 2016. The $1,165,261 increase in cash used by operating activities for the six months ended June 30, 2017 was mainly due to a loss of $2,025,665 adjusted for no cash items, an increase of $479,496 in accounts receivable, an increase of $13,972 in inventory, a decrease of $195,763 in accounts payable and a decrease of $175,982 in long-term contracts. This was partially offset by an increase of $515,928 in accrued expenses.

The increase in in accounts receivable, increase in accrued expenses, increase in inventory, the decrease in long-term contracts and the decrease in accounts payable, were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $60,330 for the six months ended June 30, 2017, as compared to cash used in investing activities of $69,741 for the six months ended June 30, 2016. Cash used in investing activities decreased by $9,411 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This decrease was due to a period over period increase of $938 in the purchase of property offset by proceeds from sale of property and equipment of $10,349.

Cash provided by financing activities was $1,711,840 for the six months ended June 30, 2017, as compared to cash used by financing activities of $90,809 for the six months ended June 30, 2016. This change of $1,802,649 in cash provided by financing activities for the six months ended June 30, 2017, compared to 2016, was mainly due to cash received in connection with the private placement on May 19, 2017 where the Company raised $1,825,000 with no offering costs issuing 7,300,000 shares of common stock.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and June 2017, In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2017 are as follows:

Year ending December 31,	Lease Payments
2017	303,139
2018	467,087
2019	179,094
Thereafter	395,898
Total Minimum Lease Payments	$1,345,218

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2017, the Parent completed a private placement of 7,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,825,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 7,300,000 shares of common stock in the private placement, or 19.8% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 44,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.    MINE SAFETY DISCLOSURES

 None.

ITEM 5.    OTHER INFORMATION

On November 8, 2016, the Company entered into a joint venture agreement with Hunan Yonker Water Co., Ltd. (“HYW”), pursuant to which the Company and HYW agreed to set up a joint venture company in China relating to filtration systems based on the Company’s Silicon Carbide Membrane technology used in water and wastewater treatment for industrial municipal facilities.  Furthermore, on November 8, 2016, the Company and Hunan Yonker Investment Group Co., Ltd (Yonker) entered into an agreement pursuant to which Yonker agreed to purchase 4,000,000 shares of common stock of the Company at $1.00 per share. The closing of the purchase of the shares is subject to receipt of all US and China government approvals. Such approvals were expected to be received by February 28, 2017. On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Yonker to complete the agreed investment in LiqTech before the deadline of February 28, 2017. The parties amended the Investment Agreement and the deadline for completion of the US$4,000,000 investment in LiqTech was extended to April 15, 2017, however Yonker subsequently informed the Company that the NDRC is still reviewing and verifying the submitted documents. On June 8, 2017, we were informed by Hunan Yonker Investment Group (Yonker) that its application for a USD 4 million investment in LiqTech has been declined by the National Development and Reform Commission (NDRC).

On May 19, 2017, the Parent completed a private placement of 7,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,825,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 7,300,000 shares of common stock in the private placement, or 19.8% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 44,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

ITEM 6.	EXHIBITS

10.1	Form of Subscription Agreement for private placement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q as filed with the SEC on May 15, 2017

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: August 14, 2017	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2017	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)