Form 10-Q
period 2017-09-30
LIQTECH INTERNATIONAL INC
filed 2017-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number:001-36210

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 14, 2017, was 44,229,264 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2017

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4

Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016 (unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	31

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September, 30	December 31,
	2017	2016
	Unaudited
Current Assets:
Cash	$528,566	$1,208,650
Accounts receivable, net	1,613,668	1,111,759
Other receivables	342,556	306,177
Cost in excess of billing	753,615	642,700
Inventories	4,810,497	5,174,874
Prepaid expenses	16,383	62,161

Total Current Assets	8,065,285	8,506,321

Property and Equipment, net accumulated depreciation	2,123,429	2,633,558

Other Assets:
Investments at costs	5,909	5,282
Other intangible assets	3,963	5,614
Deposits	297,719	261,553

Total Other Assets	307,591	272,449

Total Assets	$10,496,305	$11,412,328

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September, 30	December 31,
	2017	2016
Current Liabilities:
Current portion of notes payable	$16,061	$15,034
Current portion of capital lease obligations	7,808	45,883
Accounts payable	2,290,345	2,262,688
Accrued expenses	2,197,993	2,385,586
Billing in excess of cost	15,224	106,375
Accrued income taxes payable	580	580
Customers deposits	720,561	192,597

Total Current Liabilities	5,248,572	5,008,743

Long-term notes payable, less current portion	32,521	39,895
Long-term capital lease obligations, less current portion	21,054	93,942

Total Long-Term Liabilities	53,575	133,837

Total Liabilities	5,302,147	5,142,580

Commitment and Contingencies See Note 11

Stockholders' Equity:
Common stock; par value $0,001, 100,000,000 shares authorized 44,229,264 and 36,835,514 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	44,230	36,836
Additional paid-in capital	37,961,723	36,084,117
Accumulated deficit	(27,516,432)	(24,011,343)
Deferred compensation	(58,548)	(148,561)
Other comprehensive income, net	(5,236,815)	(5,691,301)

Total Stockholders' Equity	5,194,158	6,269,748

Total Liabilities and Stockholders' Equity	$10,496,305	$11,412,328

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales	$2,456,484	$3,689,511	$8,350,758	$11,338,817

Cost of Goods Sold	2,772,451	3,303,042	8,202,634	9,078,036

Gross Profit	(315,967)	386,469	148,124	2,260,781

Operating Expenses:
Selling expenses	521,627	558,105	1,506,369	1,661,352
General and administrative expenses	433,368	498,358	1,518,935	1,830,260
Non-cash compensation expenses	24,055	104,416	150,013	377,140
Research and development expenses	121,680	124,165	375,026	476,734

Total Operating Expense	1,100,730	1,285,044	3,550,343	4,345,486

Loss from Operations	(1,416,697)	(898,575)	(3,402,219)	(2,084,705)

Other Income (Expense)
Interest and other income	2,790	-	3,093	-
Interest expense	(3,781)	(7,347)	(23,308)	(23,843)
Loss on currency transactions	(26,913)	(14,060)	(54,600)	(26,219)
Loss on sale of fixed assets	(34,824)	-	(28,056)	-

Total Other Income (Expense)	(62,728)	(21,407)	(102,871)	(50,062)

Loss Before (Income) Taxes	(1,479,425)	(919,982)	(3,505,090)	(2,134,767)

Income Tax Expense (Income)	-	17,646	-	2,885,932

Net Loss	(1,479,425)	(937,628)	(3,505,090)	(5,020,699)

Basic Loss Per Share	$(0.03)	$(0.02)	$(0.09)	$(0.13)

Weighted Average Common Shares Outstanding	44,229,264	39,532,035	40,604,129	39,532,035

Diluted Loss Per Share	$(0.03)	$(0.02)	$(0.09)	$(0.13)

Weighted Average Common Shares Outstanding Assuming Dilution	44,229,264	39,532,035	40,604,129	39,532,035

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 (UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Loss	(1,479,425)	(937,628)	(3,505,090)	(5,020,699)

Currency Translation, Net of Taxes	142,599	66,547	454,487	401,194

Other Comprehensive Loss	$(1,336,826)	$(871,081)	$(3,050,603)	$(4,619,505)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Period Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(3,505,090)	$(5,020,699)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	732,963	995,687
Non-cash compensation	150,013	384,795
Bad debt expense (recovery)	(59,409)	23,852
Reserve for obsolete inventory	-	132,983
Change in deferred tax asset / liability	-	3,193,214
Loss on sale of equipment	28,056	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	-	292,826
(Increase) decrease in accounts receivable	(478,879)	(1,026,055)
(Increase) decrease in inventory	238,986	(572,709)
(Increase) decrease in prepaid expenses/deposits	26,817	(79,546)
Increase (decrease) in accounts payable	27,657	(649,056)
Increase (decrease) in accrued expenses	340,371	(49,752)
Increase (decrease) long-term contracts	(202,066)	1,271,781

Total Adjustments	804,509	3,918,020

Net Cash Used by Operating Activities	(2,700,581)	(1,102,679)

Cash Flows from Investing Activities:
Purchase of property and equipment	(94,950)	(129,411)
Proceeds from sale of property and equipment	12,827	-

Net Cash Used by Investing Activities	(82,123)	(129,411)

Cash Flows from Financing Activities:

Net payments on capital lease obligation	(110,963)	(112,566)
Payments on loans payable	(6,347)	(21,210)
Proceeds from issuance of common stock and warrants	1,825,000	-

Net Cash Provided by (Used in) Financing Activities	1,707,690	(133,776)

Gain on Currency Translation	394,930	232,958

Net Increase (Decrease) in Cash and Cash Equivalents	(680,084)	(1,132,908)

Cash and Cash Equivalents at Beginning of Period	1,208,650	1,370,591

Cash and Cash Equivalents at End of Period	$528,566	$237,683

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$23,308	$23,843
Income Taxes	$-	$570

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$58,038	$272,665
Compensation for vesting of restricted stock awards issued to the board of directors	78,750	58,250
Value of warrants issued for services	13,225	46,225
Total	$150,013	$377,140

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

Functional Currency / Foreign Currency Translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and nine months ended September 30, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at September 30, 2017 and December 31, 2016.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Allowance for doubtful accounts at the beginning of the period	$2,128,452	$1,087,871
Bad debt expense	(59,409)	1,437,949
Amount of receivables written off	(31,609)	(252,792)
Effect of currency translation	252,482	(144,576)
Allowance for doubtful accounts at the end of the period	$2,289,916	$2,128,452

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

Advertising Cost -- Cost incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $9,270 and $21,307 for the nine months ended September 30, 2017 and 2016, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products and systems as incurred. Included in operating expense for the nine months ended September 30, 2017 and 2016 were $375,026 and $476,734, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options and awards to certain key employees and directors. See Note 14. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $150,013 and $377,140 have been recognized for the vesting of options granted to employees and restricted stock awards issued to the board of directors with an associated recognized tax benefit of $26,775 and $18,445 for the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE 3 - INVENTORY

Inventory consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Furnace parts and supplies	$375,529	$336,799
Raw materials	1,218,256	1,216,098
Work in process	2,592,894	2,499,242
Finished goods and filtration systems	1,934,569	2,544,080
Reserve for obsolescence	(1,310,751)	(1,421,345)
Net Inventory	$4,810,497	$5,174,874

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	Useful Life			2017	2016
Production equipment	3	-	10	$10,031,780	$10,370,462
Lab equipment	3	-	10	85,766	76,658
Computer equipment	3	-	5	199,184	185,652
Vehicles	3	-	5	74,164	39,090
Furniture and fixture		5		104,431	146,453
Leasehold improvements		10		1,063,722	955,563
				11,559,047	11,773,878
Less Accumulated Depreciation				(9,435,618)	(9,140,320)
Net Property and Equipment				$2,123,429	$2,633,558

Depreciation expense amounted to $731,312 and $992,418 for the nine months ended September 30, 2017 and 2016, respectively. The property and equipment is held as collateral on lines of credit and guarantees with financial institutions. See Note 9.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2017	Level 1	Level 2	Level 3

Investments	-	-	5,909

Total	-	-	5,909

As of December 31, 2016	Level 1	Level 2	Level 3

Investments	-	-	5,282

Total	-	-	5,282

At September 30, 2017 and 2016, our total investments consisted of an investment of $5,909 and $5,282 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2017 and December 31, 2016, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $3,963 and $5,614, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1,651 and $3,269, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2017	755
2018	2,540
2019	668
Thereafter	-

$3,963

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

NOTE 8 - NOTES PAYABLE

The Company had a 4.02% note payable used to purchase a vehicle with $48,582 and $54,929 balance outstanding as of September 30, 2017 and December 31, 2016. The note calls for monthly payments of $1,477, matures August 1, 2020 and is secured by the vehicle purchased.

The following represents the future maturities of long-term debt as of September 30, 2017:

Year ending December 31,	Payments
2017	$3,947
2018	16,234
2019	16,897
2020	11,504
Thereafter	-
$48,582
Long-term notes payable, less current portion	$32,521
Current portion of notes payable	$16,061

NOTE 9 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $15,000 at September 30, 2017) with a bank, subject to certain base limitations. As of September 30, 2017, we had DKK 94,620 (approximately $15,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 10 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, and May 2018. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2017 are as follows:

Year ending December 31,	Lease Payments
2017	162,739
2018	467,758
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$1,022,813

Lease expense charged to operations was $481,001 and $559,755 for the nine months ended September 30, 2017 and 2016, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $661 and $595 expiring through July 2018. Included in property and equipment, at September 30, 2017 and December 31, 2016, the Company had recorded equipment on capital lease at $1,267,773 and $1,240,358, respectively, with related accumulated depreciation of $1,230,832 and $1,126,550, respectively.

During the nine months ended September 30, 2017 and 2016 depreciation expense for equipment on capital leases amounted to $39,445, and $103,219, respectively, and has been included in depreciation expense. During the nine months ended September 30, 2017 and 2016, interest expense on a capital lease obligation amounted to $6,216 and $13,770, respectively.

The following represents future minimum capital lease payments as of September 30, 2017:

Year ending December 31,	Lease Payments
2017	3,766
2018	26,538
Thereafter	-
Total minimum lease payments	30,304
Less amount representing interest	(1,442)
Present value of minimum lease payments	28,862
Less Current Portion	(7,808)
$21,054

NOTE 11 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2017 and 2016, matching contributions were expensed and totaled $8,636 and $9,291, respectively.

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

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $15,000 at September 30, 2017) with a bank, subject to certain base limitations. As of September 30, 2017, we had DKK 94,620 (approximately $15,000 at September 30, 2017) in working guarantee against the line.

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

As of September 30, 2017, the Company had net operating loss carryovers of approximately $10,857,383 for U.S. federal tax purposes expiring through 2036; approximately $8,645,417 for Danish tax purposes, which do not expire; approximately $491,212 for German tax purposes, which do not expire and approximately $637,307 for Singapore tax purposes which do not expire.

As of September 30, 2017 and December 31, 2016, the Company established a valuation allowance of $3,491,779 and $3,542,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively, $2,116,505 and $1,095,000 for the tax components of LiqTech International AS and LiqTech Systems, respectively, $137,000 and $122,000 for the tax component of LiqTech Germany and $108,000 and $97,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets. The same variable used by the Company in evaluating goodwill for impairment was used in assessing the realization of deferred tax assets (See Note 7).

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2017 and December 31, 2016:

	2017	2016
Vacation accrual	$5,450	$5,450
Allowance for doubtful accounts	1,202	1,202
Reserve for obsolete inventory	213,745	200,118
Business tax credit carryover	30,935	30,935
Deferred Compensation	50,512	8,500
Net operating loss carryover	5,838,958	4,906,974
Excess of book over tax depreciation	(287,072)	(296,227)
Valuation allowance	(5,853,730)	(4,856,952)
Long term deferred tax asset	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the nine months ended September 30, 2017 and 2016:

	2017	2016
Computed tax at expected statutory rate	$(1,191,730)	$(725,821)
State and local income taxes, net of federal benefit	-	-
Non-US income taxed at different rates	186,512	15,135
Valuation allowance	1,005,218	3,553,605
Other	-	43,013
Income tax expense (benefit)	$-	$2,885,932

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2017 and 2016 consisted of the following:

	2017	2016
Current income tax expense:
Danish	$-	$(577,892)
Federal	-	-
State	-	-
Current tax (benefit)	$-	$(577,892)

Book in excess of tax depreciation	$-	$-
Deferred rent	-	-
Business tax credit carryover	-	-
Net operating loss carryover	440,787	(88,023)
Valuation allowance	(440,787)	3,551,847
Deferred compensation	-	-
Accrued vacation	-	-
Reserve for obsolete inventory	-	-
Deferred tax expense (benefit)	$-	$3,463,824
Total tax expense (benefit)	$-	$2,885,932

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

NOTE 13 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Net Loss	$(1,479,425)	$(937,628)	$(3,505,090)	$(5,020,699)
Weighted average number of common shares used in basic earnings per share	44,229,264	39,532,035	40,604,129	39,532,035
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potentially dilutive securities	44,229,264	39,532,035	40,604,129	39,532,035

For the nine months ended September 30, 2017, Parent had 455,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.01 per share and Parent had 700,000 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the nine months ended September 30, 2016, Parent had 1,046,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.90 per share and Parent had 7,325,575 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2017 and December 31, 2016, respectively, there were 44,229,264 and 36,835,514 common shares issued and outstanding.

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

On May 19, 2017, Parent completed a private placement of its common stock. The Company issued 7,300,000 new shares at a price of $0.25 per share. The private placement was made directly by LiqTech and the Company plans to use the net proceeds of $1,825,000 for acceleration of its business in the marine scrubber industry.

For the nine months ended September 30, 2017 and 2016, the Company has recorded non-cash compensation expense of $78,750 and $58,250, respectively, relating to the vesting of restricted stock awards issued to the board of directors.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at September 30, 2017 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	100,000	0.25	$0.81	100,000	$0.81
$1.00	200,000	0.25	$1.00	200,000	$1.00
$1.65	400,000	1.83	$1.65	400,000	$1.65
Total	700,000	1.15	$1.34	700,000	$1.34

At September 30, 2017, the Company had zero non-vested warrants. We have recorded non-cash compensation expense of $13,225 for the nine months ended September 30, 2017 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At September 30, 2017, 455,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees, during 2016, based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

LiqTech International, Inc.
Expected term (in years)	10
Volatility	76.87%
Risk free interest rate	2.24%
Dividend yield	0%

The Company recognized stock based compensation expense related to the options of $58,038 and $272,665 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had approximately $28,206 of unrecognized compensation cost related to non-vested options expected to be recognized through December 31, 2025.

A summary of the status of the options outstanding under the Plan at September 30, 2017 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	325,000	2.87	$0.74	108,333	$0.74
$1.01	130,000	8.22	$1.01	130,000	$1.01
Total	455,000	4.40	$0.82	238,333	$0.89

A summary of the status of the options at September 30, 2017, and changes during the period are presented below:

	September 30, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	868,000	$1.10	3.41	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(175,000)	0.75	-	-
Expired	(238,000)	1.90	-	-
Outstanding at end of period	455,000	$0.82	4.40	$-
Vested and expected to vest	455,000	$0.82	4.40	$-
Exercisable end of period	238,333	$0.89	5.79	$-

At September 30, 2017, Parent had 216,667 non-vested options to purchase shares of Parent common stock with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $18,804, which is expected to be expensed over a weighted-average period of 0.5 years.

The total intrinsic value of options at September 30, 2017 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2017 (for outstanding options), less the applicable exercise price.

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the nine months ended September 30, 2017, our four largest customers accounted for approximately 13%, 12%, 9% and 5%, respectively, of our net sales (approximately 39% in total).

For the nine months ended September 30, 2016, the Company had two customers who account for 30% and 19%, respectively, of our net sales (approximately 49% in total).

The Company sells products throughout the world. Sales by geographical region are as follows for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
United States and Canada	$271,434	$204,134	$835,602	$554,678
Australia	215,713	43,883	502,895	266,625
South America	-	-	-	81,480
Asia	253,460	427,511	1,379,607	649,295
Europe	1,715,877	3,013,983	5,632,654	9,786,739
	$2,456,484	$3,689,511	$8,350,758	$11,338,817

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Ceramic diesel particulate	$1,519,920	$1,749,925	$5,677,005	$4,318,202
Liquid filters and systems	933,182	1,759,285	2,550,144	6,745,397
Kiln furniture	3,382	180,301	123,609	275,218
	$2,456,484	$3,689,511	$8,350,758	$11,338,817

NOTE 16 – SUBSEQUENT EVENTS

On November 14, 2017, the Parent effected a private placement of 1,617,503 shares of preferred stock (1 to 4 conversion rate) or 6,470,012 ordinary shares of its common stock at a per share price of $1.20 per preferred share for aggregate proceeds to Parent of $1,941,203.60. Immediately prior to the closing of the private placement, Parent had 44,229,264 of its common stock issued and outstanding, and after the issuance of the 1,617,503 shares of preferred stock in the private placement, or 14.63% equivalent shares of the total shares of common stock issued and outstanding immediately prior to effecting the private placement, Parent has 1,617,503 preferred shares and 44,229,264 common shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

Except as set forth above, the Company's management reviewed material events through November 14, 2017 and there were no other subsequent events.

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

On January 17, 2017, we announced that we had received a $120,000 order for the Company´s water treatment systems for flue gas condensate. The order was received from Tjæreborg Industri A/S, a Danish company who specializes in the development and manufacturing of equipment for power plants. The system has been installed at Uldum Varmeværk, Denmark in 2017.

On March 1, 2017, we announced that due to regulatory issues it has not been feasible for Hunan Yonker Investment Group (Yonker) to complete the agreed investment in LiqTech before the deadline of February 28, 2017. The parties amended the Investment Agreement and the deadline for completion of the US$4,000,000 investment in LiqTech was extended to April 15, 2017, however Yonker subsequently informed the Company that the National Development and Reform Commission (NDRC) was still reviewing and verifying the submitted documents.

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

On May 19, 2017, we announced that we had received subscription agreements for 7,300,000 new shares at a price of $0.25 per share. The private placement was made directly by LiqTech and the Company plans to use the net proceeds of $1,825,000 million for acceleration of its business in the marine scrubber industry.

On June 8, 2017, we announced that we had been informed by Hunan Yonker Investment Group (Yonker) that its application for a USD 4 million investment in LiqTech has been declined by the National Development and Reform Commission (NDRC).

On June 14, 2017, we announced that we had received a $290,000 order for the Company´s system for treatment of waste water from marine scrubbers.

On August 28, 2017, we announced that we had received two new orders for the Company's systems for treatment of waste water from marine scrubbers.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	US$	Percent %
Net Sales	2,456,484	100%	3,689,511	100%	(1,233,027)	(33.4)
Cost of Goods Sold	2,772,451	112.9	3,303,042	89.5	(530,591)	(16.1)
Gross Profit	(315,967)	(12.9)	386,469	10.5	(702,436)	(181.8)

Operating Expenses
Selling expenses	521,627	21.2	558,105	15.1	(36,478)	(6.5)
General and administrative expenses	433,368	17.6	498,358	13.5	(64,990)	(13.0)
Non-cash compensation expenses	24,055	1.0	104,416	2.8	(80,361)	(77.0)
Research and development expenses	121,680	5.0	124,165	3.4	(2,485)	(2.0)
Total Operating Expenses	1,100,730	44.8	1,285,044	34.8	(184,314)	(14.3)

Loss from Operating	(1,416,697)	(57.7)	(898,575)	(24.4)	(518,122)	57.7

Other Income (Expense)
Interest and other income	2,790	0.1	-	-	2,790	-
Interest (expense)	(3,781)	(0.2)	(7,347)	(0.2)	3,566	(48.5)
Loss on currency transactions	(26,913)	(1.1)	(14,060)	(0.4)	(12,853)	91.4
Loss on sale of fixed assets	(34,824)	(1.4)	-	-	(34,824)	-
Total Other Income (Expense)	(62,728)	(2.6)	(21,407)	(0.6)	(41,321)	193.0

Loss Before Income Taxes	(1,479,425)	(60.2)	(919,982)	(24.9)	(559,443)	60.8
Income Taxes Expense	-	-	17,646	0.5	(17,646)	(100.0)

Net Loss	(1,479,425)	(60.2)	(937,628)	(25.4)	(541,797)	57.8

	Nine Months Ended September 30,
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	$	Percent %
Net Sales	8,350,758	100%	11,338,817	100%	(2,988,059)	(26.4)
Cost of Goods Sold	8,202,634	98.2	9,078,036	80.1	(875,402)	(9.6)
Gross Profit	148,124	1.8	2,260,781	19.9	(2,112,657)	(93.4)

Operating Expenses
Selling expenses	1,506,369	18.0	1,661,352	14.7	(154,983)	(9.3)
General and administrative expenses	1,518,935	18.2	1,830,260	16.1	(311,325)	(17.0)
Non-cash compensation expenses	150,013	1.8	377,140	3.3	(227,127)	(60.2)
Research and development expenses	375,026	4.5	476,734	4.2	(101,708)	(21.3)
Total Operating Expenses	3,550,343	42.5	4,345,486	38.3	(795,143)	(18.3)

Loss from Operating	(3,402,219)	(40.7)	(2,084,705)	(18.4)	(1,317,514)	63.2

Other Income (Expense)
Interest and other income	3,093	0.0	0	0.0	3,093	-
Interest expense	(23,308)	(0.3)	(23,843)	(0.2)	535	(2.2)
Loss on currency transactions	(54,600)	(0.7)	(26,219)	-0.2	(28,381)	108.2
Gain on sale of fixed assets	(28,056)	(0.3)	0	0.0	(28,056)	-
Total Other Expense	(102,871)	(1.2)	(50,062)	(0.4)	(52,809)	105.5

Loss Before Income Taxes	(3,505,090)	(42.0)	(2,134,767)	(18.8)	(1,370,323)	64.2
Income Taxes Expense	-	-	2,885,932	25.5	(2,885,932)	(100.0)

Net Loss	(3,505,090)	(42.0)	(5,020,699)	(44.3)	1,515,609	(30.2)

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Revenues

Net sales for the three months ended September 30, 2017 were $2,456,484 compared to $3,689,511 for the same period in 2016, representing a decrease of $1,233,027 or 33.4%. The decrease in sales consisted of a decrease in sales of liquid filters and systems of $826,103, a decrease in sales of DPFs of $230,005 and a decrease in sales of kiln furniture of $176,919. The decrease in demand for our liquid filters and systems is mainly due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The decrease in demand for our DPFs is mainly due to a decrease in market activity in general compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision that we will not focus on this product line anymore and expect very limited activity going forward.

Gross Profit

Gross loss for the three months ended September 30, 2017 was $315,967 compared to a gross profit of $386,469 for same period in 2016, representing a decrease of $702,436 or 181.8%. The decrease in gross profit was due to low sales activity compared to our fixed cost of goods sold. Included in gross profit is depreciation of $268,872 and $325,990 for the three months ended September 30, 2017 and 2016, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2017 were $1,100,730 representing a decrease of $184,314 or 14.3%, compared to $1,285,044 for the same period in 2016. This decrease in operating expenses is attributable to an decrease in selling and marketing expenses of $36,478, or 6.5%, a decrease in general and administrative expenses of $64,990, or 13.0%, a decrease in non-cash compensation expenses of $80,361, or 77.0% and a decrease in research and development expenses of $2,485, or 2.0%, compared to the same period in 2016.

Selling expenses for the three months ended September 30, 2017 were $521,627 compared to $558,105 for the same period in 2016, representing a decrease of $36,478, or 6.5%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the three months ending September 30, 2017 compared to the same period in 2016.

General and administrative expenses for the three months ended September 30, 2017 were $433,368 compared to $498,358 for the same period in 2016, representing a decrease of $64,990, or 13.0%. This decrease is attributable to a general cost reduction in general and administrative expenses for the three months ending September 30, 2017 compared to the same period in 2016.

Non-cash compensation expenses for the three months ended September 30, 2017 were $24,055 compared to $104,416 for the same period in 2016, representing a decrease of $80,361, or 77.0%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management compared to the same period in 2016.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2017	2016
Compensation upon vesting of stock options granted to employees	$13,397	$80,591
Compensation for vesting of restricted stock awards issued to the board of directors	6,250	19,417
Value of Warrants granted for services	4,408	4,408
Total Non-Cash Compensation	$24,055	$104,416

Research and development expenses for the three months ended September 30, 2017 were $121,680 compared to $124,165 for the same period in 2016, representing a decrease of $2,485, or 2.0%. This decrease is attributable to a cost reduction in research and development expenditures in general for the three months ending September 30, 2017 compared to the same period in 2016.

Net Income

Net loss for the three months ended September 30, 2017 was a loss of $1,479,425 compared to a loss of $937,628 for the comparable period in 2016, representing an increase of $541,797, or 57.8%. This increase was primarily attributable to lower gross profit for the three months ending September 30, 2017 compared to the same period in 2016. This was partially offset by a decrease in total operating expenses for the three months ending September 30, 2017 compared to the same period in 2016.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Revenues

Net sales for the nine months ended September 30, 2017 were $8,350,758 compared to $11,338,817 for the same period in 2016, representing a decrease of 2,988,059 or 26.4%. The decrease in sales consisted of a decrease in sales of liquid filters and systems of $4,195,253, a decrease in sales of kiln furniture of $151,609 offset by an increase in sales of DPFs of $1,358,803. The decrease in demand for our liquid filters and systems is mainly due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The increase in demand for our DPFs is mainly due to an increase in market activities compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision that we will not focus on this product line anymore and expect very limited activity going forward.

Gross Profit

Gross profit for the nine months ended September 30, 2017 was $148,124 compared to a gross profit of $2,260,781 for same period in 2016, representing a decrease of $2,112,657 or 93.4%. The decrease in gross profit was due to lower sales activity in general, lower gross margin and due to lower sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2016. Included in gross profit is depreciation of $732,963 and $995,687 for the nine months ended September 30, 2017 and 2016, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2017 were $3,550,343 representing a decrease of $795,143 or 18.3%, compared to $4,345,486 for the same period in 2016. This decrease in operating expenses is attributable to a decrease in selling and marketing expenses of $154,983, or 9.3%, a decrease in general and administrative expenses of $311.325, or 17.0%, a decrease in non-cash compensation expenses of $227,127, or 60.2% and a decrease in research and development expenses of $101,708, or 21.3%, compared to the same period in 2016.

Selling expenses for the nine months ended September 30, 2017 were $1,506,369 compared to $1,661,352 for the same period in 2016, representing a decrease of $154,983, or 9.3%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the nine months ending September 30, 2017 compared to the same period in 2016.

General and administrative expenses for the nine months ended September 30, 2017 were $1,518,935 compared to $1,830,260 for the same period in 2016, representing a decrease of $311,325, or 17.0%. This decrease is attributable to a general cost reduction in general and administrative expenses for the nine months ending September 30, 2017 compared to the same period in 2016.

Non-cash compensation expenses for the nine months ended September 30, 2017 were $150,013 compared to $377,140 for the same period in 2016, representing a decrease of $227,127, or 60.2%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management compared to the same period in 2016.

The following is a summary of our non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
Compensation upon vesting of stock options granted to employees	$58,038	$272,665
Compensation for vesting of restricted stock awards issued to the board of directors	78,750	58,250
Value of Warrants granted for services	13,225	46,225
Total Non-Cash Compensation	$150,013	$377,140

Research and development expenses for the nine months ended September 30, 2017 were $375,026 compared to $476,734 for the same period in 2016, representing a decrease of $101,708, or 21.3%. This decrease is attributable to a cost reduction in research and development expenditures in general for the nine months ending September 30, 2017 compared to the same period in 2016.

Net Income

Net loss for the nine months ended September 30, 2017 was a loss of $3,505,090 compared to a loss of $5,020,699 for the comparable period in 2016, representing a decrease in net loss of $1,515,609, or 30.2%. This decrease in net loss was primarily attributable to a tax expense of $2,868,286 in 2016 and a decrease in total operating expenses offset by a decrease in gross profit compared to same period in 2016.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At September 30, 2017, the Company did not have any available lines of credit with any lender. At September 30, 2017, we had cash of $528,566 and working capital of $2,816,713 and at December 31, 2016, we had cash of $1,208,650 and working capital of $3,497,578. At September 30, 2017, our working capital decreased by $680,865 compared to December 31, 2016. Total current assets were $8,065,285 and $8,506,321 at September 30, 2017 and at December 31, 2016, respectively, and total current liabilities were $5,248,572 and $5,008,743 at September 30, 2017 and at December 31, 2016, respectively.

On May 19, 2017, the Parent completed a private placement of 7,300,000 shares of its common stock at a per share price of $0.25 for aggregate proceeds to Parent of $1,825,000. Immediately prior to the closing of the private placement, Parent had 36,929,264 of its common stock issued and outstanding, and after the issuance of the 7,300,000 shares of common stock in the private placement, or 19.8% of the total shares of common stock issued and outstanding immediately prior to the closing of the private placement, Parent has 44,229,264 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

On November 14, 2017, the Parent effected a private placement of 1,617,503 shares of preferred stock (1 to 4 conversion rate) or 6,470,012 ordinary shares of its common stock at a per share price of $1.20 per preferred share for aggregate proceeds to Parent of $1,941,203.60. Immediately prior to the closing of the private placement, Parent had 44,229,264 of its common stock issued and outstanding, and after the issuance of the 1,617,503 shares of preferred stock in the private placement, or 14.63% equivalent shares of the total shares of common stock issued and outstanding immediately prior to effecting the private placement, Parent has 1,617,503 preferred shares and 44,229,264 common shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $15,000 at September 30, 2017) with a bank, subject to certain base limitations. As of September 30, 2017, we had DKK 94,620 (approximately $15,000) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

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

Cash Flows

Nine months ended September 30, 2017 Compared to nine months ended September 30, 2016

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2017 was $2,700,581, representing an increase of $1,597,902 compared to cash used by operating activities of $1,102,679 for the nine months ended September 30, 2016. The $1,597,902 increase in cash used by operating activities for the nine months ended September 30, 2017 was mainly due to a loss of $3,505,090 adjusted for no cash items, an increase of $478,879 in accounts receivable and a decrease of $202,066 in long-term contracts. This was partially offset by a decrease of $238,986 in inventory, an increase of $27,657 in accounts payable and an increase of $340,371 in accrued expenses.

The increase in in accounts receivable, the increase in accrued expenses, the increase in accounts payable, the decrease in inventory and the decrease in long-term, were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $82,123 for the nine months ended September 30, 2017, as compared to cash used in investing activities of $129,411 for the nine months ended September 30, 2016. Cash used in investing activities decreased by $47,288 for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This decrease was due to a period over period decrease of $34,461 in the purchase of property and proceeds from sale of property and equipment of $12,827.

Cash provided by financing activities was $1,707,690 for the nine months ended September 30, 2017, as compared to cash used by financing activities of $133,776 for the nine months ended September 30, 2016. This change of $1,841,466 in cash provided by financing activities for the nine months ended September 30, 2017, compared to 2016, was mainly due to cash received in connection with the private placement on May 19, 2017 where the Company raised $1,825,000 with no offering costs issuing 7,300,000 shares of common stock.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and September 2017, In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2017 are as follows:

Year ending December 31,	Lease Payments
2017	162,739
2018	467,758
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$1,022,813

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.    MINE SAFETY DISCLOSURES

 None.

ITEM 5.    OTHER INFORMATION

On November 14, 2017, the Parent effected a private placement of 1,617,503 shares of preferred stock (1 to 4 conversion rate) or 6,470,012 ordinary shares of its common stock at a per share price of $1.20 per preferred share for aggregate proceeds to Parent of $1,941,203.60. Immediately prior to the closing of the private placement, Parent had 44,229,264 of its common stock issued and outstanding, and after the issuance of the 1,617,503 shares of preferred stock in the private placement, or 14.63% equivalent shares of the total shares of common stock issued and outstanding immediately prior to effecting the private placement, Parent has 1,617,503 preferred shares and 44,229,264 common shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act. In connection with the private placement, each investor executed a subscription agreement, which contains customary representations and warranties of Parent and of each investor. The private placement was made directly by Parent and no underwriter or placement agent was engaged by Parent.

ITEM 6.	EXHIBITS

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Filed herewith

10.1	Form of Subscription Agreement (Regulation S)	Filed herewith

10.2	Form of Subscription Agreement (Section 4(a)(2)/Regulation D)	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: November 14, 2017	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)