Form 10-K
period 2017-12-31
LIQTECH INTERNATIONAL INC
filed 2018-03-23
CIK 1307579

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On June 30, 2017, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $0.32 per share on June 30, 2017 was $8,716,000. As of March 23, 2018, there were 44,429,264 shares of common stock, $0.001 par value per share, outstanding.

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

Ceramic Silicon Carbide Membranes for Liquid Filtration

  Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic silicon carbide membranes and systems for liquid filtration using our patented silicon carbide technology (sometimes also referred to herein as our “SiC Filters”). Our currently focus is on marine scrubber bleed water, hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water and industrial applications. Our SiC Filters have been used in the following applications by our clients:

●

Marine scrubber bleed water: From marine scrubber systems when reducing Sulphur emission from ships operating on heavy fuel oil (HFO). To date, fifteen water treatment systems have been ordered by three scrubber technology providers.

●

Produced water: Our membranes can be used for the filtration of "produced" water – a byproduct from oil and gas production. The amount of produced water varies between 0.1 to ten times the amount of oil produced. We have performed testing with major international private and public oil and gas companies. We have been awarded a contract by an international oil and gas company to provide and service produced water filters on one of its offshore platforms. Two additional commercial installations have been commissioned with the LiqTech membranes.

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

●

Industrial applications: We have delivered complete water treatment systems for targeted applications, such as removal of a variety of substances such as heavy metals (energy providers in Denmark and Germany) and mining wastewater for a European mining company.

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

Our SiC Filters offer consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. The membranes are ideal for treatment of produced water for discharge, re-injection, pre-reverse osmosis ("RO") as well as polymer flooded streams. We offer on shore and off shore solutions and have extensive experience with produced water streams from fracking, gas condensate, and oil emulsions. We believe our SiC Filters are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost and robustness with reduced downtime. Our chemically inert plug-and-play filter designs are extremely hard and durable materials with high flux (flow) to increase membrane life and reduce downtime for cleaning. SiC Filters are stronger, harder, longer lasting, more temperature resistant, and recover faster than conventional ceramic and polymeric membranes.

Our flat sheet membranes (“FSM”) offer low energy consumption, maximum permeation, innovative rack design, and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse. The FSM carrier and the selective layer are also made of silicon carbide, which gives the product some unique advantages such as high flux, total chemical resistance (pH 0-14), long life, and the lowest fouling tendency of any polymeric and ceramic membrane material. Our tubular membranes offer robust and high yielding membrane solutions for produced water from the Oil & Gas market, and industrial wastewater to remove suspended solids as well as oil droplets and oil-emulsions from solutions. Our dynamic high flux membrane disks are designed for removal of high suspended solids. The filtration format is outside-in, with internal permeation channels that facilitate removal of the solids. The cross-flow effect is generated through the rotation of the discs at high velocities which enables flow cleaning of the filter membrane surface. This principle offers energy savings which can be above 80% compared to conventional cross flow.

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

For the years ended December 31, 2017 and 2016, we received grants from governmental entities of $462,451 and $157,804, respectively.

For the years ended December 31, 2017 and December 31, 2016, our sales of liquid filters, services and systems were $3,987,424 and $7,731,079, respectively, and accounted for 35% and 56% of our total sales, respectively.

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

For the years ended December 31, 2017 and 2016, our sales of DPFs were $7,230,416 and $5,820,793, respectively, and accounted for 64% and 42% of our total sales, respectively.

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

For the years ended December 31, 2017 and December 31, 2016, our kiln furniture revenues were $125,337 and $354,522, respectively, and accounted for 1% and 2% of our total sales, respectively.

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

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths and focusing on the opportunities in the end-markets we serve. Key features of our strategy include:

●	Continue to maintain and gain new Marine customers, i.e. scrubber technology providers and ship-owners/operators.

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

Liquid Filtration Market

The market for marine installations is developing fast with new regulations for Sulphur and ballast water emissions. An estimated 8-10,000 ships will install a water treatment system over the coming five to seven years. (2018 Market Research Report on Global Marine Scrubber By Players, Type and Applications, Status and Forecast, 2012-2022).

The use of wet scrubbers to clean the exhaust from marine engines using high sulfur residual oil and diesel fuels may lead to discharge of high concentrations of a number of harmful compounds in the waters from vessels using such scrubbers. Several trials were conducted onboard vessels by scrubber suppliers to characterize the constituent concentrations in washwater discharge.

The trials found that Scrubber washwater also contains suspended solids, heavy metals, hydrocarbons and polycyclic aromatic hydrocarbons (PAHs). Before the washwater is discharged, it must be treated to remove solids. LiqTech’s water treatment systems can be used to remove the solids from wet scrubber wash water. The treatment process includes a prefiltration step followed by a LiqTech SiC membrane filtration. Treated water quality is monitored (NTU, PAH and pH) before discharge.

The Company is globally engaging scrubber equipment suppliers, ship owner/operators and ship yards. Furthermore, we are presenting the water treatment solutions at marine conferences and trade shows.

In addition to our marine scrubbers, LiqTech offers packaged systems consisting of ceramic SiC and conventional RO membranes for industrial and municipal customers. We anticipate that global demand will increase for robust and OPEX attractive products such as ours that are well suited for mobile and modular systems. Reverse osmosis membranes are increasingly being used for the production of drinking water (desalination of sea water or brackish water), for demineralized water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceutical production (Lux Research). In addition, many laboratories rely on pure water, for which demineralization is an essential step. LiqTech is differentiated by what we believe is superior SiC membrane technology and by being able to produce more of the water treatment package in-house. According to an industry report (Lux Research), the aggregate water volume treated by membranes is expected to grow from 29 billion cubic meters in 2009 to 82 billion cubic meters in 2020.

We also see a general trend worldwide for increasing demand for higher quality re-injection water in connection with unconventional oil and gas production. In addition, we see tightening discharge legislations, increasing water cuts (more water produced per barrel oil) and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening of produced water specifications is a problem for conventional technologies. However, our SiC Filters have been shown to mitigate these challenges and we believe the increasing demand represents a favorable market trends for our business.

Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025 (Worldwildlife). One-third of the human population is living today with clean water shortcomings, and this is expected to increase to two-thirds of the population by 2025 due to the growing population (United Nations). According to the World Health Organization, approximately 1.6 million children die every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for membrane filtration is growing rapidly, with more and larger plants being commissioned all over the world.

Diesel Particulate Filter (DPF) Market

The increase in global regulation of diesel particles is expected to drive growth in the DPF market. We expect jurisdictions in the United States to begin requiring DPF filters. In Europe, cities in Germany are setting requirements for off-road machinery requirements for DPF filters. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. Diesel emissions consist of several toxic gasses and particles: particulate matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days a year are attributable to diesel particulate matter exposures. In 2010, the Organization for Economic Co-operation and Development (OECD) estimated that diesel transport represented 50% of the total ambient air pollution in OECD countries, which equates to over $785 billion in health damages. The Abt Associates report, using EPA science advisory board methodology, estimated that the monetary value of the health damages from diesel-related particulate matter in the U.S. was approximately $139 billion (in 1999 dollars). Reducing diesel emissions will have both health benefits and social benefits to society, along with reduced costs.

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

Manufacturing

We currently manufacture our products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota, and assemble our systems in LiqTech Systems, located in Hobro in Jutland, Denmark. We have plans to expand our production capacity in both Denmark and Minnesota, primarily through additional investment in equipment relating to our liquid filtration products, if this becomes necessary.

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

 For the year ended December 31, 2017, our four largest customers accounted for approximately 16%, 10%, 7% and 5%, respectively, of our net sales (approximately 38% in total). For the year ended December 31, 2016, our four largest customers accounted for approximately 33%, 25%, 5% and 4%, respectively, of our net sales (approximately 67% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers.

   We plan to actively market our existing products to new customers as we increase our production capacity. As of March 23, 2018, we had seven (7) full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

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

Intellectual Property

As of March 23, 2018, we had one issued United States patent that we co-own with a third party, two issued Danish patents, three issued foreign patents (in Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014, we obtained a new Danish patent application related to the silicon carbide membrane technology in Denmark.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 23, 2018, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

Research and Development

As of March 23, 2018, we had nine (9) full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2017 and 2016, we spent $536,848 and $626,147, respectively, on Company-sponsored research and development.

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

Employees

As of March 23, 2018, we had 64 employees, 62 of whom were full-time employees. We had 55 employees at our operations in Denmark, including 9 in research and development, 7 in sales and engineering and 2 in executive management. We also had 9 employees in the United States sales, accounting and production.

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

We have historically incurred operating losses and may continue to do so in the future. There can be no assurance that our efforts to execute our business plan will be successful. We must develop new customer relationships and substantially increase our revenues. Our net loss for the year ended December 31, 2017 was $4,460,352 and our net loss for the year ended December 31, 2016 was $16,418,634. As of December 31, 2017 and 2016, we have an accumulated deficit of $28,471,696 and $24,011,343, respectively.

We will need additional funds to sustain our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. In the event that the Company is unable to raise funds, there is substantial doubt about the ability of the Company to continue as a going concern, and the Company may be required to reduce or curtail its operations.

Historically, we have been dependent on a few major customers for a significant portion of our Company's revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2017, our four largest customers accounted for approximately 16%, 10%, 7% and 5%, respectively, of our net sales (approximately 38% in total). During the year ended December 31, 2016, we had four customers who accounted for approximately 33%, 25%, 5% and 4%, respectively, of our net sales (approximately 67% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled, and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will likely have a material adverse effect on our operations.

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

Our success will depend, to a large degree, on the expertise and experience of the members of our management team, the loss of whom could have a material adverse effect on our business.

Our success is, to a large degree, dependent upon the expertise and experience of the management team and its ability to attract and retain quality personnel. The loss of the services of one or more of such personnel could have a material adverse effect on our business. Our business may be adversely affected if we are unable to continue to attract and retain such personnel.

We will need to add qualified additional personnel as we expand our business, and we may not be able to employ such persons, which could affect our ability to expand and have a material adverse effect on our business.

In order to expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to locate such persons, and even if we locate them, we may not have the funds to employ them, which could have a material adverse effect on our business.

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

We expect to expand, our operations. The growth of our business could place significant strain on our management and operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business.

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a material adverse effect on our business.

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

Moreover, others may independently develop and obtain patents covering technologies that are similar or superior to the product forms, applications or manufacturing processes that we employ. If that happens, we may need to obtain licenses for these technologies and may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business. In addition, third parties could practice our intellectual property rights in territories where we do not have intellectual property protection. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries, which could have a material adverse effect on our business.

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

We use silicon carbide, steel, plastic, platinum and palladium in the manufacture of our products. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products which would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to silicon carbide, steel, plastic, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results.

We may rely on sub-contractors to meet current demand for our products and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure to do so could have a material adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We do not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house will require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them, which could have a material adverse effect on our operations.

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

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent and other countries, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts; however we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future.

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

We could become liable for damages resulting from our manufacturing activities, which could have a material adverse effect on our business or cause us to cease operations.

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

We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives which ultimately could have a material adverse effect on our financial condition and results of operations.

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

Effective January 1, 2018, we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, and as such we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, such as exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. This increased burden will further increase our compliance burden.

As a “smaller reporting company” we are still able to take advantage of certain exceptions available to both emerging growth companies and smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemption from providing a “Compensation Discussion and Analysis” section in our proxy statements; providing only 3 years of business development information; and other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies. If in the future, we are no longer remain a smaller reporting company we will not be able to take advantage of such exemptions as an emerging growth company.

 We previously elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, which allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We are no longer entitled to this extended transition period, and as a result we may incur additional expenses and our management and other personnel may have to devote additional resources to compliance with such new or revised standards.

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

Our acquisition of LiqTech Systems included approximately $9.4 million of goodwill. We are required to evaluate this goodwill for impairment based on the fair value of LiqTech Systems at least once a year. This estimated fair value could change if LiqTech Systems is unable to achieve operating results at the levels that have been forecasted, the market valuation of LiqTech Systems decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by LiqTech Systems. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations. The Company recorded an impairment charge of $0 and $7,343,208 on goodwill, during the year ended December 31, 2017 and 2016 respectively, as management estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. In Item 9A, we disclose that with respect to the standards of Sarbanes-Oxley Section 404, the internal controls-standard to which we were subjected to, we reported material weaknesses in our internal controls over financial reporting. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we believe our historical efforts have strengthened our internal control over financial reporting (and we concluded that our financial statements were reliable, notwithstanding the material weakness we reported), we cannot be certain that our revised internal control practices will ensure that we will have or maintain adequate internal control over our financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

RISKS RELATED TO OUR COMMON STOCK

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

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will probably decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

• the underlying price of the commodities in the industrial water filtration, marine, oil and gas industries;

• announcements of capital budget changes by a major customer;

• the introduction of new products by our competitors;

• announcements of technology advances by us or our competitors;

• current events affecting the political and economic environment in the United States, Europe or Asia;

• conditions or industry trends, including demand for our products, services and technological advances;

• changes to financial estimates by us or by any securities analysts who might cover our stock;

• additions or departures of our key personnel;

• government regulation of our industry;

• seasonal, economic, or financial conditions;

• our quarterly operating and financial results; or

• litigation or public concern about the safety of our products.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by changes in governmental regulations regarding diesel particles emissions and marine waste water, because demand for our products and services is closely related to those products. The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

Our existing shareholders could experience further dilution if we elect to raise equity capital to meet our liquidity needs or to finance strategic transactions.

As part of our strategy, we may desire to raise capital, issue stock to employees, and or utilize our preferred or common stock to effect strategic business transactions, any of which will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we anticipate attempting to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be effectively able to do so.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline.

If any significant number of our outstanding shares are sold, such sales could have a depressive effect on the market price of our stock. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which we deem appropriate.

The Company is considered a “smaller reporting company” and is exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Securities Exchange Act of 1934 ("Exchange Act") defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

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

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 55,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 45,000 square feet is used for production. The lease will expire on August 31, 2018. Our U.S. operations are located at 1800 - 1808 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 25,700 square feet, of which 6,000 square feet is used for office space and 19,700 square feet is used for production. The lease will expire on March 1, 2021. Our LiqTech Systems operations are located at Benshøj Industrivej 24, 9500 Hobro, Denmark. We lease approximately 20,699 square feet at our Hobro location, of which approximately 3,550 square feet is used for office space and 17,149 square feet is used for production. The lease will expire on May 31, 2018. Until June 30, 2017, our LiqTech Systems operations had leased an additional 6,060 square feet in Hobro, at Bornholmsvej 3C, Denmark.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as set forth below, as of December 31, 2017, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective. We expect but cannot be sure that the next hearing scheduled for March 14, 2018 will be the final hearing. We do not know when a decision will be rendered. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

On December 20, 2017, the Company received a demand for approximately $1,098,678 from the previous installation of a water treatment system. The customer is disputing the system complies with the contact based on testing inputs to the system outside the parameters of the contract. The Company has completed the installation of the system and tested the system and contends it is compliance with the contract’s requirements.  The company currently plans to vigorously pursue collection of the remaining balance owed on the contract, through legal action if required. The company cannot reasonably estimate the outcome of these uncertainties. No legal action has been initiated to date by either party. At December 31, 2017, the Company has a $0 and $809,917 of receivables and unbilled revenue on a long term contract, respectively. During 2017, the Company has written off the cost in excess of billings of $402,653, as the contract is now being disputed and collection is uncertain.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on NYSE MKT under the symbol LIQT. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2018	High	Low
1st Quarter (through March 19, 2018)	$0.54	$0.30

2017	High	Low
4th Quarter	$0.57	$0.28
3rd Quarter	0.44	0.31
2nd Quarter	0.43	0.26
1st Quarter	0.67	0.36

2016	High	Low
4th Quarter	$0.83	$0.59
3rd Quarter	0.97	0.64
2nd Quarter	0.85	0.58
1st Quarter	1.01	0.69

2015	High	Low
4th Quarter	$1.47	$0.89
3rd Quarter	1.14	0.70
2nd Quarter	0.94	0.66
1st Quarter	1.17	0.67

The above table is based on a report provided by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Based upon information supplied to us by our transfer agent as of March 1, 2018, we had approximately 51 stockholders of record.

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

Acquisition of LiqTech Systems

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the "Shares") of Provital Solutions A/S, a Danish company (now known as LiqTech Systems) from Masu A/S, a Danish company ("MASU") controlled by Sune Mathiesen. In consideration for the Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately $2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company's common stock (the "Payment Shares"). Two-thirds (2/3) of the Payment Shares were held in escrow and subject to achievement of certain milestones. The milestones were not achieved and such Payment Shares were forfeited and returned to treasury on December 31, 2016.

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

On November 22, 2017, we completed a private placement of 2,200,837 shares of preferred stock (1 to 4 conversion rate) or 8,803,348 shares of our common stock at a per share price of $1.20 per preferred share for aggregate proceeds of $2,641,004,40.

On December 11, 2017, we announced that we had received three new orders for the Company's standardized systems for treatment of waste water from marine scrubbers. The orders came from two different customers.

2018 Developments

On January 9, 2018, we announced that we had received three new orders for the Company´s standardized systems for swimming pool water treatment. The systems will be delivered to three new spas in Australia.

On February 22, 2018, we announced that we had received a $440,000 order for the Company´s Diesel Particulate Filters (DPF) from a Chinese customer. The order is expected to be delivered in the second quarter of 2018.

Results of Operations

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2017 and 2016.

	For the Year Ending December 31,
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	$	Percent %
Net Sales	11,343,177	100%	13,906,394	100%	(2,563,217)	(18.4)
Cost of Goods Sold	11,136,426	98.2	12,473,965	89.7	(1,337,539)	(10.7)

Gross Profit	206,751	1.8	1,432,429	10.3	(1,225,678)	(85.6)

Operating Expenses
Selling expenses	1,944,989	17.1	2,164,780	15.6	(219,791)	(10.2)
General and administrative expenses	2,153,225	19.0	3,997,304	28.7	(1,844,079)	(46.1)
Non-cash compensation expenses	178,944	1.6	435,794	3.1	(256,850)	(58.9)
Research and development expenses	536,848	4.7	626,147	4.5	(89,299)	(14.3)
Impairment of goodwill	-	-	7,343,208	52.8	(7,343,208)	(100.0)
Total Operating Expenses	4,814,006	42.4	14,567,233	104.8	(9,753,227)	(67.0)

Loss from Operating	(4,607,255)	(40.6)	(13,134,804)	(94.5)	8,527,549	(64.9)

Other Income (Expense)
Interest and other income	1,515	0.0	968	0.0	547	56.5
Interest (expense)	(45,888)	(0.4)	(38,945)	(0.3)	(6,943)	17.8
Loss on investments	-	-	(16,621)	(0.1)	16,621	(100.0)
Loss on currency transactions	(102,470)	(0.9)	(9,555)	(0.1)	(92,915)	972.4
Loss on sale of fixed assets	(24,065)	(0.2)	-	0.0	(24,065)	-
Total Other Income (Expense)	(170,908)	(1.5)	(64,153)	(0.5)	(106,755)	166.4

Income (loss) Before Income Taxes	(4,778,163)	(42.1)	(13,198,957)	(94.9)	8,420,794	(63.8)
Income Taxes Expense (Benefit)	(317,810)	(2.8)	3,219,677	23.2	(2,901,867)	(90.1)

Net Income (Loss)	(4,460,353)	(39.3)	(16,418,634)	(118.1)	11,958,281	(72.8)

Revenues

Net sales for the year ended December 31, 2017 were $11,343,177 compared to $13,906,394 for the same period in 2016, representing a decrease of $2,563,217, or 18.4%. The decrease in sales consist of an increase in sales of DPFs of $1,409,623, a decrease in sales of liquid filters of $3,743,655 and a decrease in sales of kiln furniture $229,185 respectively. The increase in demand for our DPFs is mainly due to an increase in market activity in China compared to the same period last year. The decrease in demand for our liquid filters and systems is due significant larger water filtrations systems sales in 2016 compared to 2017 and the delay in marine scrubber systems sales anticipated in 2017 compared to 2016. The decrease in demand for our kiln furniture is due to our decision to close down this product line.

Gross Profit

 Gross profit for the year ended December 31, 2017 was $206,751 compared to $1,432,429 for the same period in 2016, representing a decrease of $1,225,678, or 85.6%. The decrease in gross profit was due to lower sales activity in general, lower gross margin and due to lower sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2016. Included in the gross profit is depreciation of $939,500 and $1,378,277 for the years ended December 31, 2017 and 2016, respectively.

Expenses

 Total operating expenses for the year ended December 31, 2017 were $4,814,006, representing a decrease of $9,753,227 or 67.0%, compared to $14,567,233 for the same period in 2016. This decrease in operating expenses is attributable to a decrease in selling expenses of $219,791 or 10.2%, a decrease in general and administrative expenses of $1,844,079 or 46.1%, a decrease in non-cash compensation expenses of $256,850 or 58.9%, a decrease in research and development expenses of $89,299 or 14.3% and a decrease in impairment of goodwill of $7,343,208 compared to the same period in 2016.

Selling expenses for the year ended December 31, 2017 were $1,944,989 compared to $2,164,780 for the same period in 2016, representing a decrease of $219,791 or 10.2%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the year ending December 31, 2017 compared to the same period in 2016.

General and administrative expenses for the year ended December 31, 2017 were $2,153,225 compared to $3,997,304 for the same period in 2016, representing a decrease of $1,844,079, or 46.1%. This decrease is attributable to a general cost reduction in general and administrative a decrease in the provision for bad debt of approx. $1.3 million.

Non-cash compensation expenses for the year ended December 31, 2017 were $178,944 compared to $435,794 for the same period in 2016, representing a decrease of $256,850 or 58.9%. This decrease is attributable to decreased non-cash compensation expense for stock options granted to employees and warrants issued for services offset by an increase in non-cash compensation expense for stock awards issued to the board of directors.

The following is a summary of our non-cash compensation:

	2017	2016
Compensation upon vesting of stock options granted to employees	$70,477	$307,493
Compensation for vesting of restricted stock awards issued to the board of directors	90,833	77,667
Value of warrants issued for services	17,634	50,634
Total	$178,944	$435,794

Research and development expenses for the year ended December 31, 2017 were $536,848 compared to $626,147 for the same period in 2016, representing a decrease of $89,299, or 14.3%. This decrease is attributable to decreased research and development expenditures for the period ended December 31, 2017 compared to the same period in 2016 as the Company focuses on the marine scrubber industry.

Impairment of goodwill for the year ended December 31, 2017 was $0 compared to $7,343,208 for the same period in 2016, representing a decrease of $7,343,208. The Company recorded an impairment charge on goodwill, during the year ended December 31, 2016, as managements estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

Net Loss

Net loss attributable to the Company for the year ended December 31, 2017 was a loss of $4,460,353 compared to a loss of $16,418,634 for the comparable period in 2016, representing a decrease in loss of $11,958,281

This improvement was primarily attributable to a decrease in operating expenses of $9,753,227, a decrease in tax expenses of $2,901,867 offset by a decrease in our gross profit of $1,225,678. The largest contributor to the decrease in operating expenses was the impairment write down of $7,343,208, which the Company made in 2016.

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

Gross Profit

 Gross profit for the year ended December 31, 2016 was $1,432,429 compared to $3,214,424 for the same period in 2015, representing a decrease of $1,781,995, or 55%. The decrease in gross profit was due to a lower sales activity for the year ended December 31, 2016 compared to the same period in 2015 and an increase in the reserve for obsolete inventory. Included in the gross profit is depreciation of $1,378,277 and $1,437,787 for the years ended December 31, 2016 and 2015, respectively.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company did not have any available lines of credit with any lender. At December 31, 2017, we had cash of $2,486,199 and working capital of $4,659,877 and at December 31, 2016, we had cash of $1,208,650 and working capital of $3,497,578. At December 31, 2017, our working capital increased by $1,162,299, compared to December 31, 2016. Total current assets were $9,427,697 and $8,506,321 at December 31, 2017 and at December 31, 2016, respectively, and total current liabilities were $4,767,820 and $5,008,743 at December 31, 2017 and at December 31, 2016, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we previously had a guarantee credit line of DKK 94,620 (approximately $15,193 at December 31, 2017) with a bank, subject to certain base limitations. As of December 31, 2017, we had DKK 94,620 (approximately $15,193) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

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

Cash Flows

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

 Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2017 was $3,315,362 , representing a decrease of $3,731,156 compared to cash provided by operating activities of $415,794 for the year ended December 31, 2016. The $3,731,156 decrease in cash provided by operating activities for the year ended December 31, 2017 was mainly due to decreases in account payable of $487,458, a net loss of $4,460,352 and increase in accounts receivables of $241,256, offset by a decrease in inventory of $564,359, an increase in accrued expenses of $80,797, and an increase in long-term contracts of $353,070.

The decreases in accounts payable, the net loss, the increase in accounts receivables, the decrease in inventory, the increase in accrued expenses and the increase in long-term contracts were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $123,673 for the year ended December 31, 2017, as compared to cash used in investing activities of $373,740 for the year ended December 31, 2016. Cash used in investing activities decreased of $250,067 for the year ended December 31, 2017, compared to the year ended December 31, 2016. This decrease was due to a period over period decrease of $236,067 in the purchase of property and proceeds from sale of property and equipment of $14,001 in 2017.

Cash provided by financing activities was $4,101,700 for the year ended December 31, 2017, as compared to cash used by financing activities of $202,619 for the year ended December 31, 2016. This change of $4,307,319 in cash provided by financing activities for the year ended December 31, 2017, compared to the year ended December 31, 2016, was mainly due to cash received in connection with the private placement on May 19, 2017 where the Company raised $1,825,000 issuing 7,300,000 shares of common stock and cash received in connection with the private placement in November 2017 where the Company raised $2,641,004 issuing 2,200,837 Mandatory Convertible Preferred shares. The Mandatory Convertible Preferred shares, which will automatically convert into a minimum of 8,803,348 common shares no later than May 14, 2018.

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

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, and May 2018. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2017 are as follows:

Year ending December 31,	Lease Payments
2018	388,421
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$780,737

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2017 and December 31, 2016 was as follows:

	2017	2016
Allowance for doubtful accounts at the beginning of the period	$2,128,452	$1,087,871
Bad debt expense	(102,189)	1,437,949
Receivables written off during the period	(1,678,856)	(252,792)
Effect of currency translation	313,174	(144,576)
Allowance for doubtful accounts at the end of the period	$660,581	$2,128,452

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

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company recorded an impairment charge of $0 and $7,343,208 on goodwill, during the years ended December 31, 2017 and 2016, as management's estimated fair value of the reporting unit did not exceeded the carrying value during 2017 fourth quarter testing.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2017 and 2016, no impairment charge of long-lived assets has been recorded.

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

Project costs of the grants include all direct material and labor costs and those indirect costs related to the project. Project costs are capitalized and accreted into cost of sales based on the percentage of the project completed. Should a loss be estimated on an incomplete project it would be recorded in the period in which such a loss is determined. Changes in estimated profitability of a project are recognized in the period in which the revisions are determined. The aggregate of costs incurred, and income recognized on incomplete projects are recorded as costs in excess of billings and are shown as a current asset. The aggregate of billings in excess of related costs incurred and income recognized on projects is shown as a current liability.

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

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2017, we had total furnace parts and supplies of $400,589, raw material of $1,260,209, work-in-process inventory of $ 2,123,418, total finished goods inventory of $ 2,297,743 and a reserve for obsolescence of $1,409,074. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing and assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross margin. We refer to these costs as excess capacity charges. The Company has been operating below capacity and excess capacity charges had been recognized as cost of sales.

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

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

F-i

4397 SOUTH ALBRIGHT DRIVE, SALT LAKE CITY, UTAH 84124 (801) 277-2763 PHONE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LIQTECH INTERNATIONAL INC. AND SUBSIDIARIES

Industriparken 22C, DK

2750 Ballerup, Denmark

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LIQTECH INTERNATIONAL INC. and subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our Audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Gregory & Associates, LLC.

We have served as the Company’s auditor since 2011.

March 23, 2018

Salt Lake City, Utah

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2017	2016
Current Assets:
Cash	$2,486,199	$1,208,650
Accounts receivable, net	1,124,842	1,111,759
Other receivables	636,539	306,177
Cost in excess of billing	490,100	642,700
Inventories	4,661,866	5,174,874
Prepaid expenses	28,151	62,161

Total Current Assets	9,427,697	8,506,321

Property and Equipment, net accumulated depreciation	1,959,205	2,633,558

Other Assets:
Investments at costs	6,001	5,282
Other intangible assets	3,349	5,614
Deposits	283,686	261,553

Total Other Assets	293,036	272,449

Total Assets	$11,679,938	$11,412,328

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2017	2016
Current Liabilities:
Current portion of notes payable	$-	$15,034
Current portion of capital lease obligations	26,186	45,883
Accounts payable	1,775,230	2,262,688
Accrued expenses	1,724,986	2,385,586
Billing in excess of cost	306,845	106,375
Accrued income taxes payable	580	580
Deferred revenue / customers deposits	933,994	192,597

Total Current Liabilities	4,767,821	5,008,743

Long-term notes payable, less current portion	-	39,895
Long-term capital lease obligations, less current portion	-	93,942

Total Long-Term Liabilities	-	133,837

Total Liabilities	4,767,821	5,142,580

Commitment and Contingencies See Note 10

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 10,000,000 shares authorized, 2,200,837 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	2,201	-
Common stock; par value $0,001, 100,000,000 shares authorized 44,229,264 and 36,835,514 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	44,430	36,836
Additional paid-in capital	40,457,907	36,084,117
Accumulated deficit	(28,471,696)	(24,011,343)
Deferred compensation	(79,933)	(148,561)
Other comprehensive income, net	(5,040,792)	(5,691,301)

Total Stockholders' Equity	6,912,117	6,269,748

Total Liabilities and Stockholders' Equity	$11,679,938	$11,412,328

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Net Sales	$11,343,177	$13,906,394

Cost of Goods Sold	11,136,426	12,473,965

Gross Profit	206,751	1,432,429

Operating Expenses:
Selling expenses	1,944,989	2,164,780
General and administrative expenses	2,153,225	3,997,304
Non-cash compensation expenses	178,944	435,794
Research and development expenses	536,848	626,147
Impairment write down	-	7,343,208

Total Operating Expense	4,814,006	14,567,233

Loss from Operations	(4,607,255)	(13,134,804)

Other Income (Expense)
Interest and other income	1,515	968
Interest expense	(45,888)	(38,945)
Loss on investments	-	(16,621)
Loss on currency transactions	(102,470)	(9,555)
Loss on sale of fixed assets	(24,065)	-

Total Other Income (Expense)	(170,908)	(64,153)

Loss Before (Income) Taxes	(4,778,163)	(13,198,957)

Income Tax Expense (Benefit)	(317,810)	3,219,677

Net Loss	(4,460,353)	(16,418,634)

Basic Loss Per Share	$(0.11)	$(0.45)

Weighted Average Common Shares Outstanding	41,595,856	36,835,514

Diluted Loss Per Share	$(0.11)	$(0.45)

Weighted Average Common Shares Outstanding Assuming Dilution	41,595,856	36,835,514

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2017	2016

Net Loss	(4,460,353)	(16,418,634)

Currency Translation, Net	650,509	(314,696)

Other Comprehensive Loss	$(3,809,844)	$(16,733,330)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

							Other
					Additional	Retained	Compre-	Deferred
	Preferred Stock		Common Stock		Paid-in	accumulated	hensive	Compen-
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	sation
BALANCE, December 31, 2015	-	-	39,532,035	39,532	36,087,808	(7,592,709)	(5,376,605)	(590,742)

Warrants issued for services					33,000			(33,000)

Cancellation of common shares held in escrow			(2,696,521)	(2,696)	2,696

Forfeiture of Stock Based Compensation					(39,387)			39,387

Stock based compensation expenses recognized for the year ended December 31, 2016								435,794

Currency translation, net							(314,696)

Net Loss for the year ended December 31, 2016						(16,418,634)

BALANCE, December 31, 2016	-	-	36,835,514	36,836	36,084,117	(24,011,343)	(5,691,301)	(148,561)

Common shares issued for cash at $0.25 per share, net of offering cost of $65,000, May 2017			7,300,000	7,300	1,752,700

Mandatory Convertible Preferred shares issued for cash at $1.20 per share, net of offering cost of $127,736, November 2017, Convertible into 8,803,348 common shares	2,200,837	2,201			2,511,067

Common shares issued at $0.64 per share for services provided and to be provided by the board of directors			93,750	94	59,906			(60,000)

Common shares issued at $0.35 per share for services provided and to be provided by the board of directors			200,000	200	69,800			(70,000)

Forfeiture of Stock Based Compensation					(19,683)			19,684

Stock based compensation expenses recognized for the year ended December 31, 2017								178,944

Currency translation, net							650,509

Net Loss for the year ended December 31, 2017						(4,460,353)

BALANCE, December 31, 2017	2,200,837	2,201	44,429,264	44,430	40,457,907	(28,471,696)	(5,040,792)	(79,933)

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	For the years Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(4,460,353)	$(16,418,634)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	939,500	1,378,277
Non-cash compensation	178,944	435,794
Bad debt expense	(102,189)	1,437,949
Reserve for obsolete inventory	(206,155)	802,966
Change in deferred tax asset / liability	-	3,856,619
Loss on sale of equipment	24,065	-
Impairment of goodwill	-	7,343,208
Loss on investment	-	16,556
Changes in assets and liabilities:
(Increase) decrease in restricted cash	-	292,826
(Increase) decrease in accounts receivable	(241,256)	841,918
(Increase) decrease in inventory	564,359	(1,147,934)
(Increase) decrease in prepaid expenses/deposits	41,314	(57,666)
Increase (decrease) in accounts payable	(487,458)	(1,192,386)
Increase (decrease) in accrued expenses	80,797	1,018,643
Increase (decrease) long-term contracts	353,070	1,807,658

Total Adjustments	1,144,990	16,834,428

Net Cash Provided (Used) by Operating Activities	(3,315,362)	415,794

Cash Flows from Investing Activities:
Purchase of property and equipment	(137,674)	(373,740)
Proceeds from sale/recovery of property and equipment	14,001	-

Net Cash (Used) by Investing Activities	(123,673)	(373,740)

Cash Flows from Financing Activities:
Net payments on capital lease obligation	(113,639)	(175,905)
Payments on loans payable	(54,929)	(26,714)
Proceeds from issuance of mandatory convertible preferred stock	2,641,004
Payment of stock offering costs	(192,736)
Proceeds from issuance of common stock	1,825,000	-

Net Cash Provided (Used) by Financing Activities	4,104,700	(202,619)

Gain (Loss) on Currency Translation	611,884	(1,376)

Net Increase (Decrease) in Cash and Cash Equivalents	1,277,549	(161,941)

Cash and Cash Equivalents at Beginning of Period	1,208,650	1,370,591
Cash and Cash Equivalents at End of Period	$2,486,199	$1,208,650

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45,888	$38,945
Income Taxes	$580	$590

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$70,477	$307,493
Compensation for vesting of restricted stock awards issued to the board of directors	90,833	77,667
Value of warrants issued for services	17,634	50,634
Total	$178,944	$435,794

On December 31, 2016, the Company canceled 2,696,521 common shares two-thirds (2/3) of the previously issued common shares held in escrow issued in connection with the Company through its subsidiary, LiqTech Int. DK, acquisition of all of the issued and outstanding capital stock of LiqTech Systems A/S (formerly Provital Solutions A/S), as LiqTech Systems A/S failed to meet the 2014, 2015 and 2016 catchup gross revenue and EBITDA thresholds to merit the release from escrow.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid and diesel particulate air filters in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

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

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany. The Company is in the process of closing operations, which is expected to be completed during 2018.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area. The Company is in the process of closing operations, which is expected to be completed during 2018.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended December 31, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at December 31, 2017 and December 31, 2016.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2017 and December 31, 2016 is as follows:

	2017	2016
Allowance for doubtful accounts at the beginning of the period	$2,128,452	$1,087,871
Bad debt expense	(102,189)	1,437,949
Receivables written off during the periods	(1,678,856)	(252,792)
Effect of currency translation	313,174	(144,576)
Allowance for doubtful accounts at the end of the period	$660,581	$2,128,452

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

Revenue Recognition and Sales Incentives -- The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been accepted, shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer. In some instances the Company uses common carriers for the delivery of products. The Company's revenue arrangements with its customers often include early payment discounts and such sales incentives are recorded against sales.

The Company has received long-term contracts for grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. Revenues from long-term contracts and grants are recognized on the percentage-of-completion method, measured by the percentage of project costs incurred to date to estimated total project costs for each long-term contract or grant multiplied by the long-term contract or grant income on a project by project basis. This method is used because management considers costs incurred to be the best available measure of progress on contracts in process.

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

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $16,350 and $14,504, for the years ended December 31, 2017 and 2016, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2017 and 2016 were $536,848, and $626,147, respectively, of research and development costs.

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

Stock Options and Awards -- The Companies have granted stock options to certain key employees. See Note 13. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $178,944 and $435,794 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $27,270 and $26,407 for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements -- On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which changes the model used for revenue recognition. The FASB has also issued a few clarifying ASU's regarding this update. The standard will be effective for public companies with annual periods beginning after December 15, 2017. We have begun evaluating the impact this standard will have on our revenue recognition and we do not believe it will have a material impact on our business. The new standard requires companies to identify contracts with customers, performance obligations within those contracts, and the transaction price. Once those are identified, companies must allocate the transaction price among performance obligations so that revenue can be recognized when the performance obligation is satisfied. Currently we recognize revenue from air filters and liquid filters once a product has been shipped and have assessed these sales as having a single performance obligation and transitional price. We recognize revenue from certain liquid filtrations systems once the product has been shipped and installed and have assessed these sales as having a single performance obligation and transactional price. We recognize revenue from liquid filtration systems in the marine scrubber industry once product has been accepted or shipped as the customer is responsible for shipping and the installation, the commissioning of the system the Company performs after installation. Revenue allocated to commissioning has historically been immaterial to the financial statements. These sales will have multiple performance obligations under new revenue standard and will result in a portion of the revenue and cost being recognized once commissioning is completed. As the portion of revenue to be allocated to commissioning based on stand-alone selling price is not estimated to be material and is not expected to change revenue recognition materially under the new revenue standard.

On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which makes many changes to accounting for leases. The standard will be effective for public companies with interim and annual periods beginning after December 15, 2018. One of the most notable changes is many of the leases that are currently accounted for as operating leases will have to be capitalized and accounted for similarly to how capital leases are currently accounted for, unless certain criteria are met. We have begun evaluating the impact this standard will have on our lease accounting. The standard will require us to capitalize a right of use asset and lease liability equal to the present value of the future minimum lease payments disclosed in Note 9. We will continue to evaluate the impact of this standard as the effective date approaches.

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

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2017 and December 31, 2016:

	2017	2016
Furnace parts and supplies	$400,589	$336,799
Raw materials	1,260,209	1,216,098
Work in process	2,123,418	2,499,242
Finished goods and filtration systems	2,297,743	2,544,080
Reserve for obsolescence	(1,420,093)	(1,421,345)
Net Inventory	$4,661,866	$5,174,874

A portion of the inventory is held as collateral on a lines and credit and guarantees with financial institutions. See Note 8.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and December 31, 2016:

	Useful Life			2017	2016
Production equipment	3	-	10	$10,114,398	$10,370,462
Lab equipment	3	-	10	87,094	76,658
Computer equipment	3	-	5	204,553	185,652
Vehicles	3	-	5	75,312	39,090
Furniture and fixture		5		106,047	146,453
Leasehold improvements		10		1,076,731	955,563
				11,664,135	11,773,878
Less Accumulated Depreciation				(9,704,930)	(9,140,320)
Net Property and Equipment				$1,959,205	$2,633,558

Depreciation expense amounted to $937,235 and $1,373,505, for the year ended December 31, 2017 and 2016, respectively. A portion of the property and equipment is held as collateral on a lines of credit and guarantees with financial institutions. See Note 8.

NOTE 5 – INVESTMENTS AT COST

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2017	Level 1	Level 2	Level 3

Investments	-	-	6,001

Total	-	-	6,001

As of December 31, 2016	Level 1	Level 2	Level 3

Investments	-	-	5,282

Total	-	-	5,282

At December 31, 2017, our total investments of $6,001 consisted of an investment of $6,001 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2016, our total investments of $5,282 consisted of an investment of $5,282 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2017 and December 31, 2016, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $3,349 and $5,614, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the years ended December 31, 2017 and 2016 was $2,265 and $4,772, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2018	2,579
2019	770
Thereafter	-
$3,349

NOTE 7 - GOODWILL

Goodwill resulted from the acquisition of LiqTech Systems A/S (Formerly Provital Solutions A/S) and was impaired during 2016. Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Key variables included in evaluating goodwill for impairment include the pipeline of proposed potential customer sales, budgeted reoccurring sales, risk free interest rate and risk premium rate and future budgeted operating results. The Company recorded an impairment charge of $0 and $7,343,208 on goodwill, during the year ended December 31, 2017 and 2016, as management's estimated fair value of the reporting unit did not exceeded the carrying value during 2016 fourth quarter testing.

NOTE 8 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $15,242 at December 31, 2017) with a bank, subject to certain base limitations. As of December 31, 2017, we had DKK 94,620 (approximately $15,242) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish State's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 9 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, and May 2018. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2017 are as follows:

Year ending December 31,	Lease Payments
2018	388,421
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$780,737

Lease expense charged to operations was $651,032 and $645,817, for the year ended December 31, 2017, and 2016.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $671 and $604 expiring through July 2018. Included in property and equipment, at December 31, 2017 and December 31, 2016, the Company had recorded equipment on capital lease at $1,328,672 and $1,240,358, respectively, with related accumulated depreciation of $1,301,870 and $1,126,550, respectively.

During the years ended December 31, 2017 and 2016, depreciation expense for equipment on capital lease amounted to $39,623, and $130,025, respectively, and has been included in depreciation expense. During the years ended December 31, 2017 and 2016, interest expense on a capital lease obligation amounted to $6,290 and $16,758, respectively.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2018	26,949
Thereafter	-
Total minimum lease payments	26,949
Less amount representing interest	(763)
Present value of minimum lease payments	26,186
Less Current Portion	(26,186)
$-

NOTE 10 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2017 and 2016, matching contributions were expensed and totaled $11,691 and $11,347, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective. Our lawyer expect that the next hearing scheduled for March14th, 2018 will be the last and that no further investigation is needed. We do not know when the judge will come with a decision. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

On December 20, 2017, the Company received a demand for approximately $1,098,678 from the previous installation of a water treatment system. The customer is disputing the system complies with the contact based on testing inputs to the system outside the parameters of the contract. The Company has completed the installation of the system and tested the system and contends it is compliance with the contract’s requirements.  The company currently plans to vigorously pursue collection of the remaining balance owed on the contract, through legal action if required. The company cannot reasonably estimate the outcome of these uncertainties. No legal action has been initiated to date by either party. At December 31, 2017, the Company has a $0 and $809,917 of receivables and unbilled revenue on a long term contract, respectively. During 2017, the Company has written off the cost in excess of billings of $402,653, as the contract is now being disputed and collection is uncertain.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $15,242 at December 31, 2017) with a bank, subject to certain base limitations. As of December 31, 2017, we had DKK 94,620 (approximately $15,242) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish State's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

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

As of December 31, 2017, the Company had net operating loss carryovers of approximately $13,683,343 for U.S. federal tax purposes expiring through 2037; approximately $6,517,915 for Danish tax purposes, which do not expire; approximately $499,020 for German tax purposes, which do not expire and approximately $648,358 for Singapore tax purposes which do not expire.

As of December 31, 2017 and December 31, 2016, the Company established a valuation allowance of $2,833,000 and $3,542,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively, $1,850,000 and $1,095,000 for the tax components of LiqTech International AS and LiqTech Systems, respectively, $139,000 and $122,000 for the tax component of LiqTech Germany and $110,000 and $97,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2017 was $(709,000), $755,000, $17,000 and $13,000 for the US, Danish, German and Singapore components. The change in the valuation allowance for the year ended December 31, 2016 was $3,542,000, $1,095,000, $4,000 and $12,000 for the US, Danish, German and Singapore components.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets. The same variable used by the Company in evaluating goodwill for impairment were used in assessing the realization of deferred tax assets (See Note 7).

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2017 and December 31, 2016:

	2017	2016
Vacation accrual	$2,900	$5,450
Allowance for doubtful accounts	743	1,202
Reserve for obsolete inventory	305,425	200,118
Business tax credit carryover	30,935	30,935
Deferred Compensation	16,787	8,500
Net operating loss carryover	4,646,434	4,906,974
Excess of book over tax depreciation	(71,116)	(296,227)
Valuation allowance	(4,932,108)	(4,856,952)
Long term deferred tax asset	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended  December 31, 2017 and 2016:

	2017	2016
Computed tax at expected statutory rate	$(1,624,575)	$(4,487,649)
State and local income taxes, net of federal benefit	(4,350)	(3,721)
Non-US income taxed at different rates	256,207	1,325,180
Effect of change in corporate tax rate	994,336	(21,489)
Non-deductible impairment of goodwill	-	1,615,506
Non-deductible deferred compensation	-	148,170
Non-deductible expenses	4,664	4,242
Valuation allowance	75,156	4,739,806
Other	(19,248)	(100,368)
Income tax expense (benefit)	$(317,810)	$3,219,677

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Current income tax expense:
Danish	$(317,810)	$(329,816)
Federal	-	-
State	-	580
Current tax (benefit)	$(317,810)	$(329,236)

Book in excess of tax depreciation	$(225,111)	$(158,684)
Allowance for doubful accounts	459	12,705
Net operating loss carryover	260,540	(1,000,650)
Valuation allowance	75,156	4,756,011
Deferred compensation	(8,287)	(8,500)
Accrued vacation	2,550	(1,517)
Reserve for obsolete inventory	(105,307)	(50,452)
Deferred tax expense (benefit)	$-	$3,548,913
Total tax expense (benefit)	$(317,810)	$3,219,677

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS is generally no longer subject to tax examinations for years prior to 2013 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2013 for U.S. federal and U.S. states tax returns.

NOTE 12 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31
	2017	2016
Net Loss attributable to LiqTech International Inc.	$(4,460,353)	$(16,418,634)
Weighted average number of common shares used in basic earnings per share	41,595,856	36,835,514
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	41,595,856	36,835,514

For the year ended December 31, 2017, Parent had 455,000 options outstanding to purchase common stock of Parent at $0.74 to $1.01 per share and Parent had 400,000 warrants outstanding to purchase common stock of Parent at $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive. The Company has 2,200,837 Mandatory Convertible Preferred shares, which will automatically convert into 8,803,348 common shares no later than May 14, 2018. The 2,200,837 Mandatory Convertible Preferred shares have not been included in the calculation of loss per share for the year ended December 31, 2017 as their effect would be anti-dilutive.

For the year ended December 31, 2016, Parent had 868,000 options outstanding to purchase common stock of Parent at $0.74 to $1.90 per share and Parent had 825,575 warrants outstanding to purchase common stock of Parent at $0.81 to $4.06 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2017 and 2016, respectively, there were 44,229,264 and 36,835,514 common shares issued and outstanding.

Voting -- Holders of Parent common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of Parent common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights -- In the event of any liquidation, dissolution or winding-up of affairs of Parent, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of Parent common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of Parent common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

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

Parent has 10,000,000 authorized Preferred stock, $0.001 par value. As of December 31, 2017 and 2016, respectively, there were 2,200,837 and 0 mandatory convertible preferred shares issued and outstanding. Each preferred shares is convertible into 4 common shares or 8,803,348 common shares no later than May 14, 2018.

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

Stock Issuance

On November 22, 2017, the Parent completed a private placement of 2,200,837 shares of mandatory convertible preferred stock (1 to 4 conversion rate) or 8,803,348 shares of common stock at a per share price of $1.20 per preferred share for aggregate proceeds to Parent of $2,641,004, net of stock offering cost of $127,736.

On May 19, 2017, Parent completed a private placement of its common stock. The Company issued 7,300,000 new shares at a price of $0.25 per share. The private placement was made directly by LiqTech and the Company plans to use the net proceeds of $1,825,000, net of stock offering cost of $65,000, for acceleration of its business in the marine scrubber industry.

On January 2, 2017, Parent issued an additional 93,750 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares vested immediately.

On August 11, 2017, Parent issued an additional 200,000 shares of restricted stock valued at $70,000 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares vested immediately.

As of December 31, 2017 and 2016, the Company has recorded non-cash compensation expense of $90,833 and $77,667 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at December 31, 2017 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.65	400,000	1.57	$1.65	400,000	$1.65
Total	400,000	1.57	$1.65	400,000	$1.65

At December 31, 2017 and 2016, the Company had 0 and 66,667 non-vested warrants. We have recorded non-cash compensation expense of $17,634 and $50,634 for the year ended December 31, 2017 and 2016 related to the warrants issued.

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

On February 15, 2016, the Company issued to a consultant a warrant to purchase 100,000 shares at an exercise price of $0.81 per share. The warrants were exercisable immediately. The Company valued the warrants at $33,000 based on their grant-date fair value, using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the warrants granted using the Black-Scholes option-pricing model are as follows:

Expected term (in years)	1.9
Volatility	76.92%
Risk free interest rate	0.64%
Dividend yield	0%

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At December 31, 2017, 455,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock based compensation expense related to the options of $70,477 and $307,493 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the Company had approximately $15,767 of unrecognized compensation cost related to non-vested options expected to be recognized through August 14, 2018.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2017 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	325,000	2.62	$0.74	216,667	$0.74
$1.01	130,000	7.97	$1.01	130,000	$1.01
Total	455,000	4.15	$0.82	346,667	$0.84

A summary of the status of the options at December 31, 2017, and changes during the period is presented below:

	December 31, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	868,000	$1.10	3.41	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(175,000)	0.75	-	-
Expired	(238,000)	1.90	-	-
Outstanding at end of period	455,000	$0.82	4.15	$-
Vested and expected to vest	455,000	$0.82	4.15	$-
Exercisable end of period	346,667	$0.84	4.63	$-

At December 31, 2017, the Company had 108,333 non-vested options with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $5,256, which is expected to be expensed over a weighted-average period of 0.5 years.

The total intrinsic value of options at December 31, 2016 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2017 (for outstanding options), less the applicable exercise price.

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2017, our four largest customers accounted for approximately 16%, 10%, 7% and 5%, respectively, of our net sales (approximately 38% in total). For the year ended December 31, 2016, our four largest customers accounted for approximately 33%, 25%, 5% and 4%, respectively, of our net sales (approximately 67% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31
	2017	2016
United States and Canada	$1,115,447	$689,766
Australia	640,322	387,807
South America	89,438	115,675
Asia	1,608,822	1,105,272
Europe	7,889,148	11,607,874
	$11,343,177	$13,906,394

The Company’s sales by product line are as follows for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31
	2017	2016
Ceramic diesel particulate	$7,230,416	$5,820,793
Liquid filters and systems	3,987,424	7,731,079
Kiln furniture	125,337	354,522
	$11,343,177	$13,906,394

As of December 31, 2017, approximately 87% and 13% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2016, approximately 85% and 15% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 15 - SUBSEQUENT EVENT

The Company’s management reviewed material events through March 23, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, Management concluded that our controls were ineffective as of such date due to material weaknesses that were identified. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's financial statements will not be prevented or detected on a timely basis. Notwithstanding this finding of ineffective internal controls, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2017 and 2016, the Company was not subject to requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013). Based upon this assessment, the Company's management concluded that our internal control over financial reporting had material weaknesses and was ineffective as of December 31, 2017. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions and period-end financial reporting processes. Specifically, we identified material weaknesses related to (i) Revenue recognition, (ii) Sufficient documentation of review- and analytical-processes, (iii) Structuring of duties, controls, and permission within financial systems. (iv) Segregation of duties, and (vi) Cash disbursements. In response to the identified material weakness, our management, with oversight from the Company’s Audit Committee, will dedicated necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weakness. We believe that such an emphasis, together with continued oversight of our processes and systems, will help create an increasingly strong, compliant, and thorough system of controls, which we expect will play an increasingly important role in our long-term growth.

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by Management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption by the SEC, which permits the Company to provide only management’s report in this report.

Item 9B.	Other Information

 None

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 23, 2018.

Name	Age	Titles
Aldo Petersen	56	Chairman of the Board
Sune Mathiesen	43	Chief Executive Officer (Principal Executive Officer), Director
Soren Degn	48	Chief Financial Officer (Principal Financial and Accounting Officer)
Alexander J. Buehler	42	Director
Mark Vernon	65	Director
Peyton Boswell	47	Director

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

Alexander J. Buehler. Mr. Buehler has served as the Chief Executive Officer and as a director of EMS USA, Inc., a provider of pipeline and facility maintenance and construction, since July of 2014. From May of 2011 to June of 2014, Mr. Buehler served as Chief Financial Officer of Energy Recovery, Inc., a publically traded provider of energy recovery products to the water, oil & gas, and chemical industries. Mr. Buehler previously served in executive leadership positions at Insituform Technologies, Inc., and worked for five years in the U.S. Army Corps of Engineers. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania.

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

Peyton Boswell. Boswell has served as Managing Director of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions, since September of 2010. Before joining EnterSolar, Mr. Boswell led solar development activities for Fortistar, and was the founder of RenewCo V.I., a renewable energy development firm based in the U.S. Virgin Islands. Prior to entering the solar industry, Peyton was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America, primarily focused on private equity transactions, M&A advisory services, and the coverage of corporate clients across a range of industry groups. Mr. Boswell is a Chartered Financial Analyst (CFA) and has a NABCEP Technical Sales Certification. He earned a BA from Cornell University and holds an MBA from Columbia Business School.

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

Mr. Buehler’s experience in general management and strategic planning as well as new product development, corporate development, operations management, manufacturing process optimization, sales management, and back-office administration.   Mr. Buehler has substantial experience in the global water, oil & gas, and manufacturing industries and was critical in a number of acquisitions. Mr. Buehler has been determined by our Board to be an Audit Committee Financial Expert.

Mr. Vernon’s extensive global experience in the industrial engineering industry, particularly in North and South America, provides the Board with valuable insight in the markets the Company serves, as well as proven management and Board expertise.

Mr. Boswell's experience in establishing and growing a successful renewable energy clean tech business and prior experience in investment banking provides the Board with a unique perspective on corporate finance and strategic growth matters. Further, the Board has determined that he qualifies as an Audit Committee Financial Expert.

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

Director Independence

Our Board of Directors has determined that Messrs. Buehler, Vernon and Boswell are independent as that term is defined in the listing standards of the NYSE. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other director, Mr. Petersen, is not considered independent under these rules because Mr. Petersen has influence as a significant stockholder. Mr. Mathiesen is not considered independent under these rules because Mr. Mathiesen has influence as a significant stockholder and as the Chief Executive Officer of the Company. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Director Attendance at Board and Stockholder Meetings

The board of directors met formally twelve times during 2017. During 2017, each director attended at least 75% of the meetings of the board and the committees upon which he or she serves.

We do not have a policy regarding director attendance at our annual meetings of stockholders. Directors Aldo Petersen and Sune Mathiesen both attended our annual meeting of stockholders held on November 7, 2017.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance Committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance Committee
Alexander J. Buehler *	Mark Vernon *	Mark Vernon *
Mark Vernon	Alexander J. Buehler	Alexander J. Buehler
Peyton Boswell	Peyton Boswell	Peyton Boswell

* Chairman of the committee

Audit Committee

Our Audit Committee consists of Alexander J. Buehler (Chair), Mark Vernon and Peyton Boswell each of whom is an independent director as defined in the NYSE rules and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Buehler is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements. We have implemented a written charter for our Audit Committee that provides that our Audit Committee is responsible for:

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

During the fiscal year ended December 31, 2017, the Audit Committee met four times.

Compensation Committee

Our Compensation Committee consists of Mark Vernon (Chair), Alexander J. Buehler and Peyton Boswell, each of whom is an independent director as defined in the NYSE rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our Compensation Committee that provides that our Compensation Committee is responsible for:

●	reviewing and making recommendations to our Board of Directors regarding our compensation policies and forms of compensation provided to our directors and officers;

●	reviewing and making recommendations to our Board of Directors regarding bonuses for our officers and other employees;

●	reviewing and making recommendations to our Board of Directors regarding stock-based compensation for our directors and officers;

●	administering our stock option plans in accordance with the terms thereof; and

●	such other matters that are specifically delegated to the Compensation Committee by our Board of Directors after the business combination from time to time.

During the fiscal year ended December 31, 2017, the Compensation Committee met two times.

Governance Committee

Our Governance Committee consists of Mark Vernon (Chair), Alexander J. Buehler and Peyton Boswell. Mr. Vernon is an independent director as defined in the NYSE rules. We have implemented a written charter for our Governance Committee that provides that our Governance Committee is responsible for:

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

During the fiscal year ended December 31, 2017, the Governance Committee met five times.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reports under Section 16(a) required to be filed by its officers and directors were timely filed. Norman H. Pessin, Sandra F. Pessin and Brian Pessin, who are greater than ten percent (10%) beneficial owners, have not filed all reports required under Section 16(a).

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2017 and 2016 earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, in 2017 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other		Total
Sune Mathiesen, Chief Executive Officer (3)
	2017	$275,559	$50,868		$-	-	-	$24,086	(5)	$350,513
	2016	216,099			-	-	-	21,268		237,267
	2015	220,992			-	-	-	22,962		243,954

Soren Degn, Chief Financial Officer (4)
	2017	172,913			-	-	-	103,775	(5)	276,688
	2016	216,146			-	-	-	17,440		233,586
	2015	169,801	-	-	96,968	-	-	16,691		283,460

(1)

Total salaries for Messrs. Mathiesen and Degn for 2015 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.8300, as of December 31, 2015. Total salaries for Messrs. Mathiesen and Degn for 2016 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 7.0528, as of December 31, 2016. Total salaries for Messrs. Mathiesen and Degn for 2017 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.2077, as of December 31, 2017. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2015, December 31, 2016 or December 31, 2017, or at any other rate.

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

(3)

Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $240,859 based on the currency exchange rate of $1.00 = DKK 6.2277, as of December 31, 2017.

(4)

Mr. Degn became our Chief Financial Officer in August 2011. Pursuant to his consultancy agreement, Mr. Degn is entitled to an estimated annual base fee of approximately $185,070 based on the currency exchange rate of $1.00 = DKK 6.2277, as of December 31, 2017.

(5)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Mathiesen’s received $24,086, $21,268 and $22,962 of contributions from the Company to his individual retirement account in 2017, 2016 and 2015. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $11,240, $17,440 and $16,691 of contributions from the Company to his individual retirement account in 2017, 2016 and 2015. Mr. Degn received a consultancy fee of $92,535 in 2017 for his service as a CFO of the company.

 Employment Arrangements

During the year ended December 31, 2017, we had employment agreements with Messrs. Mathiesen, Degn and Petersen. A description of each agreement is set forth below.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company. Mr. Mathiesen was also engaged to serve as a Director of LiqTech Int. DK pursuant to a Director Contract, dated July 15, 2014, by and between Mr. Mathiesen and LiqTech Int. DK (the “Mathiesen Agreement”). Pursuant to the terms of the Mathiesen Agreement, in consideration for his services, Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,500,000 (or approximately $245,042 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014). Further, he shall receive a yearly bonus of 5% of the average gross profit for LiqTech Int. DK and LiqTech Systems A/S for any sales (revenue) ≥130,000,000 DKK per year (the gross margin is fixed at 40% without depreciations). For example, the calculation will be as follows, if the revenue for LiqTech Int. DK and LiqTech Systems should be DKK 200,000,000 in a year and the gross profit DKK 80,000,000 (40%) the bonus would be the following: 80,000,000 minus 130,000,000 * 0.4 = 52,000,000 DKK = 28,000,000 * 0.05 = DKK 1,400,000. Mr. Mathiesen is entitled to five weeks of vacation, home internet service, a company car, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Mathiesen Agreement upon not less than twelve months prior notice and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months prior notice. The Mathiesen Agreement was irredeemable from both parties until December 31, 2016.

Degn Agreement

On June 30, 2017, Mr. Degn and the Company agreed to replace Mr. Degn’s previous employment agreement in its entirety with a CFO Service Agreement, whereby Mr. Degn would be entitled to compensation at an average monthly rate of $15,400 until March 31, 2018.

Petersen Agreement

Effective January 1, 2014, LiqTech International, Inc. and Aldo Petersen entered into a Services Agreement (the “Petersen Agreement”) whereby Mr. Petersen shall provide on-going services to us which shall include, without limitation, participation at road shows, general investor relations services, general work as Chairman of the Board and other services which are mutually agreeable by both parties on an ad hoc basis (collectively, the “Services”) in consideration for annual payments equal to DKK1,235,000 (or approximately $201,751 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014), payable as follows: (a) DKK205,833.34 representing payment for the Services for the months of January and February, 2014; and (b) DKK102,916.67 on the final business day of each month beginning on March 31, 2014 through the end of the term of this Agreement (i.e. December 31, 2014). Except for the above-mentioned amounts, no amounts, bonus amounts or otherwise, shall be due and payable by us to Mr. Petersen in connection with the Services. We shall, at our sole cost and expense, provide Mr. Peterson with a laptop computer and a mobile telephone, including communication costs. Such items shall be utilized by Mr. Peterson in furtherance of Mr. Peterson’s duties and obligations under the Petersen Agreement. The Petersen Agreement shall continue for an initial period of one year and thereafter, shall be renewed automatically for subsequent one year terms unless otherwise agreed to in writing by both parties or unless otherwise terminated in accordance with the terms of the Petersen Agreement. We may terminate the Petersen Agreement at any time by providing twelve months prior written notice of termination to Mr. Petersen, effective as of the date of delivery of said notice. On October 30, 2017 the Company provided notice that the Services Agreement dated January 1, 2014 by and between the Company and Aldo Petersen, an individual and Chairman of the Board, would no longer remain in effect 12 months from the Effective Date, pursuant to the terms of the Agreement.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	-	-	-	$-	-	-	-	-	-

Soren Degn, CFO	130,000	-	130,000	$1.01	12/21/25	-	-	-	-

(1)	Each option has an exercise price equal to the fair market value of our common stock at the time of grant as reported on the NYSE Mkt on the date of grant.

(2)	See footnote 2 to the Summary Compensation Table for the grant date and vesting schedule of each option reflected above.

Compensation of Directors

For 2017 each non-executive director was entitled to $25,000 for services on the Board of Directors; the Audit Committee Chairman was paid an additional fee of $10,000 per year, the Compensation Committee Chairman was paid an additional fee of $6,000 per year; and each qualifying non-executive director would receive an automatic annual stock grant on January 2 of each year in the amount of $30,000 commencing the first year after full vesting of their initial 100,000 share stock grant that vest over a three year period.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2017. Except as set forth in the table, during 2016, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation (3)	Total
Aldo Petersen	-	-	-	-	-	232,496	$232,496
Mark Vernon	31,000	30,000	-	-	-	-	$61,000
Alexander J. Buehler	12,985	35,000					47,985
Peyton Boswell	9,653	35,000					44,653
Paul Burgon	17,500	30,000	-	-	-	-	$47,500
Mike Barish	12,500	-	-	-	-	-	$12,500
Rengarajan Ramesh	25,000	-	-	-	-	-	$25,000

(1)

Our independent directors are entitled to cash compensation of $25,000 per year, the chairman of our Audit Committee is entitled to $35,000 per year and the chairman of our Compensation Committee is entitled to $31,000.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in 2017, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

The Company issued 29,703 shares of restricted stock valued at $30,000 for services provided and to be provided by Mr. Burgon. Mr. Burgon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

The Company issued 29,703 shares of restricted stock valued at $30,000 for services provided and to be provided by Mr. Vernon. Mr. Vernon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

The Company awarded 100,000 restricted shares of Common Stock valued at $35,000 for services to be provided by Mr. Buehler. Mr. Buehler shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis. The restricted shares of Common Stock shall vest as follows: one-third on August 10, 2018, one-third on August 10, 2019, and one-third on August 10, 2020. All shares will vest immediately upon a change of control.

The Company awarded 100,000 restricted shares of Common Stock valued at $35,000 for services to be provided by Mr. Boswell. Mr. Boswell shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis. The restricted shares of Common Stock shall vest as follows: one-third on August 10, 2018, one-third on August 10, 2019, and one-third on August 10, 2020. All shares will vest immediately upon a change of control.

(3)

Mr. Petersen has entered into a Services Agreement whereby Mr. Petersen shall provide on-going services to us including participation at road shows, general investor relations services, general work as Chairman of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis. See “Certain Relationships and Related Transactions” for a description of the Services Agreement. On October 30, 2017 the Company provided notice that the Services Agreement dated January 1, 2014 by and between the Company and Aldo Petersen, an individual and Chairman of the Board, would no longer remain in effect 12 months from the Effective Date, pursuant to the terms of the Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2018, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our Chief Financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Sune Mathiesen(4)	1,358,261	3.1%
Aldo Petersen	3,188,541	7.2%
Soren Degn(5)	298,000	*
Mark Vernon (7)	629,164	1.4%
Alexander J. Buehler	-	*
Peyton Boswell	-	*
All executive officers and directors as a group (7 persons)(6)	5,473,966	12.2%
5% Shareholders:
Norman H. Pessin (8)	8,180,842	18.0%
Sandra F. Pessin (8)	8,180,842	18.0%
Brian Pessin (8)	8,180,842	18.0%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 23, 2018. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 44,229,264 shares issued and outstanding as of March 23, 2018.

(4)	All of these shares are owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S

(5)

Includes 118,000 shares and 50,000 shares owned by LD Consulting ApS and LHD Invest ApS, respectively, each of which is a Danish entity. The voting and disposition of the shares owned by LD Consulting ApS and LHD Invest ApS are controlled by Mr. Degn. Includes 130,000 shares underlie a 10-year option immediately exercisable at an exercise price of $1.01 per share with expiration date December 11, 2025.

(6)	Includes 130,000 shares underlie a 10-year option immediately exercisable at an exercise price of $1.01 per share.

(7)	Includes 83,334 preferred shares. The Convertible Preferred shares, which will automatically convert into common shares no later than May 14, 2018 (1 to 4 conversion rate).

(8)

Includes 1,302,006 shares owned by Norman H. Pessin, 3,510,869 shares and 208,333 preferred shares owned by Sandra F. Pessin and 2,034,635 shares and 125,000 preferred shares owned by Brian Pessin. The Convertible Preferred shares, which will automatically convert into common shares no later than May 14, 2018 (1 to 4 conversion rate).

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

Transactions with Related Persons

The following discussion relates to types of transactions involving our company and any of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a "related party." For purposes of this discussion, a "related-party transaction" is a transaction, arrangement or relationship:

•     in which we participate;

•     that involves an amount in excess of the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years; and

•     in which a related party has a direct or indirect material interest.

From January 1, 2016 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

On or about May 12, 2017, Sandra F. Pessin and Brian Pessin entered into subscription agreements with the Company for 2,000,000 and 1,000,000 shares of common stock, respectively, of at a price of $0.25 per share for a total consideration of $750,000.

On June 30, 2017, Mr. Degn and the Company entered into a CFO Service Agreement, whereby Mr. Degn would be entitled to compensation at an average monthly rate of $15,400 until March 31, 2018.

On or about November 22, 2017, Sandra F. Pessin and Brian Pessin entered into subscription agreements with the Company for 208,333 and 125,000 share of preferred stock, respectively, at a price of $1.20 per share for a total consideration of $358,333.

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, or 1% of the average of our total assets at year end for the last two completed fiscal years, must first be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2017, and 2016 and for the review of our quarterly financial statements. During 2017 and 2016 audit fees were $148,894 and $151,689. Our auditors did not provide any tax compliance, planning services or audit related services for the Company. Our auditors did not provide any other services than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2017.

Item 15.	Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2017 and December 31, 2016 is included in this Annual Report on Form 10-K:

a.         Valuation and Qualifying Accounts for the years ended December 31, 2017 and December 31, 2016.

Bad debt expense	(102,189)	1,437,949
Reserve for obsolete inventory	(206,155)	802,966

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2017
Allowance for inventory obsolescence	$1,421,345	$(206,155)	$193,884	$1,409,074
Allowance for doubtful accounts	2,128,452	(102,189)	(1,365,682)	660,581
Totals	$3,549,797	$(308,344)	$(1,171,798)	$2,069,655

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2016
Allowance for inventory obsolescence	$606,504	$802,966	$11,875	$1,421,345
Allowance for doubtful accounts	1,087,871	1,437,949	(397,368)	2,128,452
Totals	$1,694,375	$2,262,907	$(407,485)	$3,549,797

	2017	2016
Allowance for doubtful accounts at the beginning of the period	$2,128,452	$1,087,871
Bad debt expense	(102,189)	1,437,949
Receivables written off during the period	(1,678,856)	(252,792)
Effect of currency translation	313,174	(144,576)
Allowance for doubtful accounts at the end of the period	$660,581	$2,128,452

(1) Includes write-offs, the impact of foreign currency exchange rates.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

10.1	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.2	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.3	Lease Agreement for Grusbakken 12, DK-2820 Gentofte Denmark	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.4	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.5	Services Agreement, dated effective January 1, 2014, by and between LiqTech International, Inc. and Aldo Petersen	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2014

10.6	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.7	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.8	Amended and Restated Employment Agreement, dated December 21, 2015 by and between LiqTech International, Inc. and Søren Degn	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 23, 2015

10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2017

10.10	Form of Subscription Agreement (U.S. Investors)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 20, 2017

10.11	Form of Subscription Agreement (Non-U.S. Investors)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 20, 2017

21	List of Subsidiaries	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K as filed with the SEC on March 30, 2017

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 23, 2018
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director	March 23, 2018
Sune Mathiesen

/s/ Aldo Petersen	Chairman of the Board of Directors	March 23, 2018
Aldo Petersen

/s/ Soren Degn	Chief Financial Officer, Principal Financial and Accounting Officer	March 23, 2018
Soren Degn

/s/ Alexander J. Buehler	Director	March 23, 2018
Alexander J. Buehler

/s/ Mark Vernon	Director	March 23, 2018
Mark Vernon

/s/ Peyton Boswell	Director	March 23, 2018
Peyton Boswell