Form 10-Q
period 2018-03-31
LIQTECH INTERNATIONAL INC
filed 2018-05-15
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 15, 2018, was 63,937,199 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2018

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2018	2017
Current Assets:	Unaudited
Cash	$827,120	$2,486,199
Accounts receivable, net	1,144,247	1,124,842
Other receivables	386,738	636,539
Contract Assets	533,927	490,100
Inventories	4,843,737	4,661,866
Prepaid expenses	126,711	28,151

Total Current Assets	7,862,480	9,427,697

Property and Equipment, net accumulated depreciation	1,810,954	1,959,205

Other Assets:
Investments at costs	6,198	6,001
Other intangible assets	2,770	3,349
Deposits	332,738	283,686

Total Other Assets	341,706	293,036

Total Assets	$10,015,140	$11,679,938

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2018	2017
Current Liabilities:	Unaudited
Current portion of capital lease obligations	$13,866	$26,186
Accounts payable	2,073,702	1,775,230
Accrued expenses	1,291,561	1,724,986
Contract Liabilities	559,954	306,845
Accrued income taxes payable	580	580
Deferred revenue / customers deposits	443,507	933,994

Total Current Liabilities	4,383,170	4,767,821

Total Liabilities	4,383,170	4,767,821

Agreements and Contingencies See Note 9

Stockholders' Equity:
Series A Convertible Preferred stock; par value $0.001, 10,000,000 shares authorized, 2,200,837 and 2,200,837 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,201	2,201
Common stock; par value $0,001, 100,000,000 shares authorized 44,488,670 and 44,429,264 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	44,489	44,430
Additional paid-in capital	40,517,848	40,457,907
Accumulated deficit	(30,004,983)	(28,471,696)
Deferred compensation	(61,660)	(79,933)
Other comprehensive income, net	(4,865,925)	(5,040,792)

Total Stockholders' Equity	5,631,970	6,912,117

Total Liabilities and Stockholders' Equity	$10,015,140	$11,679,938

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2018	2017
Net Sales	$2,391,382	$2,968,074

Cost of Goods Sold	2,450,974	2,696,657

Gross Profit	(59,592)	271,417

Operating Expenses:
Selling expenses	409,792	450,383
General and administrative expenses	684,166	593,638
Non-cash compensation expenses	78,273	96,178
Research and development expenses	169,396	139,336

Total Operating Expense	1,341,627	1,279,535

Loss from Operations	(1,401,219)	(1,008,118)

Other Income (Expense)
Interest and other income	3,284	226
Interest expense	(56,300)	(10,821)
Gain (Loss) on currency transactions	(79,054)	178,675
Gain (Loss) on sale of fixed assets	-	6,768

Total Other Income (Expense)	(132,070)	174,848

Loss Before (Income) Taxes	(1,533,289)	(833,270)

Income Tax Expense (Income)	-	-

Net Loss	$(1,533,289)	$(833,270)

Basic Loss Per Share	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding	44,487,350	36,929,264

Diluted Loss Per Share	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding Assuming Dilution	44,487,350	36,929,264

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 (UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2018	2017

Net Loss	(1,533,289)	(833,270)

Currency Translation, Net of Taxes	174,867	(88,803)

Other Comprehensive Loss	$(1,358,422)	$(922,073)

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,533,289)	$(833,270)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	217,508	259,493
Non-cash compensation	78,273	96,178
Reserve for obsolete inventory	(135,489)	-
Loss on sale of equipment	-	(6,768)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	230,396	(161,687)
(Increase) decrease in inventory	(85,691)	(91,824)
(Increase) decrease in prepaid expenses/deposits	(118,174)	(60,820)
Increase (decrease) in accounts payable	298,472	226,956
Increase (decrease) in accrued expenses	(923,912)	91,263
Increase (decrease) long-term contracts	209,282	(31,843)

Total Adjustments	(229,335)	320,948

Net Cash Used by Operating Activities	(1,762,624)	(512,322)

Cash Flows from Investing Activities:
Purchase of property and equipment	(59,937)	(58,950)
Proceeds from sale/recovery of property and equipment	-	10,349

Net Cash Used by Investing Activities	(59,937)	(48,601)

Cash Flows from Financing Activities:
Net payments on capital lease obligation	(12,320)	(27,427)
Payments on loans payable	-	(3,865)

Net Cash Used by Financing Activities	(12,320)	(31,292)

Gain (Loss) on Currency Translation	175,802	(100,968)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,659,079)	(693,183)

Cash and Cash Equivalents at Beginning of Period	2,486,199	1,208,650

Cash and Cash Equivalents at End of Period	$827,120	$515,467

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$56,300	$10,821
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Compensation upon vesting of stock options granted to employees	$12,439	$25,519
Compensation for vesting of restricted stock awards issued to the board of directors	65,834	66,250
Value of warrants issued for services	-	4,409
Total	$78,273	$96,178

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

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engaged in marketing and sale of liquid filters in Germany. The Company is in the process of closing operations, which is expected to be completed during 2018.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engaged in marketing and sale of liquid filters in Singapore and other countries in the area. The Company is in the process of closing operations, which is expected to be completed during 2018.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2018 and 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at March 31, 2018 and December 31, 2017.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Allowance for doubtful accounts at the beginning of the period	$660,581	$2,128,452
Bad debt expense	0	(102,189)
Receivables written off during the periods	0	(1,678,856)
Effect of currency translation	21,603	313,174)
Allowance for doubtful accounts at the end of the period	$682,184	$660,581

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years (See Note 4).

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

Revenue Recognition and Sales Incentives

Revenue Recognition -- Adoption of the new revenue standard: On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified-retrospective method as of January 1, 2018. The new revenue standard did not have a material impact on revenue recognition. The Company does not expect the impact of the adoption of the new standard to be material to net income on an ongoing basis.

Accounting policy: Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied which occurs when control of the system, membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-Payments received prior to satisfaction of performance obligations are recorded as a customer deposit liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.   The estimated costs of product warranties are recognized as expense when the products are sold. See Note 9 for further information on product warranties.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2018.

The customer generally arranges and pays for shipping activities.  When the Company does arrange for shipping it is billed to the Customer. The Cost to prepare the product for shipment handling costs are paid by the Company and reported on the line “Cost of goods sold” in the unaudited consolidated statements of operations.

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer, upon shipment or upon final installation of the system based on the terms of the contract. The majority of Liquid Membrane Filters and Diesel Particulate Filter the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer.

The Company has received long-term contracts for grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long term contracts s utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a signficant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of of cumulative billings, are reported on our Balance Sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date, are reported on our Balance Sheets as contract liabilities.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through March 31, 2018 and December 31, 2017 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	March 31,	December 31,
	2018	2017
Cost incurred on uncompleted contracts	$627,506	$507,633
Estimated earnings	855,415	651,304
	1,482,921	1,158,937
Billings on uncompleted contracts	(1,508,948)	(975,682)
Contract asset (liabilities)	$(26,027)	$183,255

	March 31,	December 31,
	2018	2017
Contract assets	$533,927	$490,100
Contract liabilities	(559,954)	(306,845)
Net contract liabilities	$(26,027)	$183,255

The Company’s disaggregates revenue is reported in Note 13.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $528 and $2,803, for the three months ended March 31, 2018 and 2017, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2018 and 2017 were $169,396, and $139,336, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options to certain key employees. See Note 12. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $78,273 and $96,178 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $22,384 and $22,525 for the three months ended March 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements -- On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which makes many changes to accounting for leases. The standard will be effective for public companies with interim and annual periods beginning after December 15, 2018. One of the most notable changes is many of the leases that are currently accounted for as operating leases will have to be capitalized and accounted for similarly to how capital leases are currently accounted for, unless certain criteria are met. We have begun evaluating the impact this standard will have on our lease accounting. The standard will require us to capitalize a right of use asset and lease liability equal to the present value of the future minimum lease payments disclosed in Note 8. We will continue to evaluate the impact of this standard as the effective date approaches.

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

Management is progressing toward alleviating this substantial doubt and going concern. During April of 2018, by raising $6.6 million through the sale of 19,448,529 common shares (See Note 14) and signing framework agreements and a letter of intent with a total of 3 large Marine Scrubber manufacturers for the potential future sale of a significant number of filtration systems in late 2018 and 2109.

NOTE 3 - INVENTORY

Inventory consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Furnace parts and supplies	$426,004	$400,589
Raw materials	1,142,471	1,260,209
Work in process	2,688,216	2,123,418
Finished goods and filtration systems	1,868,020	2,297,743
Reserve for obsolescence	(1,280,974)	(1,420,093)
Net Inventory	$4,843,737	$4,661,866

  NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	Useful Life			2018	2017
Production equipment	3	-	10	$10,293,774	$10,114,398
Lab equipment	3	-	10	89,957	87,094
Computer equipment	3	-	5	209,291	204,553
Vehicles	3	-	5	67,353	75,312
Furniture and fixture		5		109,534	106,047
Leasehold improvements		10		1,104,786	1,076,731
				11,874,695	11,664,135
Less Accumulated Depreciation				(10,063,741)	(9,704,930)
Net Property and Equipment				$1,810,954	$1,959,205

Depreciation expense amounted to $216,929 and $258,654 for the three months ended March 31, 2018 and 2017, respectively. The property and equipment is held as collateral on lines of credit and guarantees with financial institutions. See Note 7.

 NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of March 31, 2018	Level 1	Level 2	Level 3

Investments	-	-	6,198

Total	-	-	6,198

As of December 31, 2017	Level 1	Level 2	Level 3

Investments	-	-	6,001

Total	-	-	6,001

At March 31, 2018, our total investments of $6,198 consisted of an investment of $6,198 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2017, our total investments of $6,001 consisted of an investment of $6,001 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2018 and December 31, 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $2,770 and $3,349, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the three months ended March 31, 2018 and 2017 was $579 and $839, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2018	1,998
2019	772
Thereafter	-

$2,770

NOTE 7 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $15,743 at March 31, 2018) with a bank, subject to certain base limitations. As of March 31, 2018, we had DKK 94,620 (approximately $15,743) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 8 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, and May 2018. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2018 are as follows:

Year ending December 31,	Lease Payments
2018	280,254
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$672,570

Lease expense charged to operations was $188,079 and $152,100 for the three months ended March 31, 2018 and 2017, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $624 expiring through July 2018 where upon a balloon payment of $11,647 to purchase the equipment.

  The following represents future minimum capital lease payments as of March 31, 2018:

Year ending December 31,	Lease Payments
2018	14,143
Thereafter	-
Total minimum lease payments	14,143
Less amount representing interest	(277)
Present value of minimum lease payments	13,866
Less Current Portion	(13,866)
$-

NOTE 9 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2018 and 2017, matching contributions were expensed and totaled $2,693 and $2,706, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S, the 40% owner of the Venture (“Defendant”), 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective. Our lawyer expect that the judge will come with a decision before the 2018 summer break. Defendant believes that the claims are without merit and intends to vigorously defend any litigation.

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

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $15,743 at March 31, 2018) with a bank, subject to certain base limitations. As of March 31, 2018, we had DKK 94,620 (approximately $15,743 at March 31, 2018) in working guarantee against the line.

Product Warranties - The Company provides a standard warranty on its systems, generally for one to three years. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells an extended warranty for certain systems, which generally provide a warranty for up to four years from the date of commissioning. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2018
Balance at December 31, 2017	$189,901
Current year warranty expense	-
Change in estimate related to pre-existing warranties	-
Payments made	(11,796)
Foreign currency effect	(2,537)
Balance at March 31, 2018	$175,568

NOTE 10 - INCOME TAXES

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

As of March 31, 2018, the Company had net operating loss carryovers of approximately $13,683,343 for U.S. federal tax purposes expiring through 2037; approximately $6,517,915 for Danish tax purposes, which do not expire; approximately $499,020 for German tax purposes, which do not expire and approximately $648,358 for Singapore tax purposes which do not expire.

As of March 31, 2018 and December 31, 2017, the Company established a valuation allowance of $3,002,000 and $2,833,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively, $1,993,000 and $1,850,000 for the tax components of LiqTech International AS and LiqTech Systems, respectively, $139,000 and $139,000 for the tax component of LiqTech Germany and $110,000 and $110,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components. The change in the valuation allowance for the period ended March 31, 2018 was $169,000, $143,000, $4,000 and $12,000 for the US, Danish, German and Singapore components.

The Company is not relying on the reversal of deferred tax liabilities to realize the deferred tax assets.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2018 and December 31, 2017:

	2018	2017
Vacation accrual	$2,900	$2,900
Allowance for doubtful accounts	743	743
Reserve for obsolete inventory	313,391	305,425
Business tax credit carryover	30,935	30,935
Deferred Compensation	16,787	16,787
Net operating loss carryover	4,983,722	4,646,434
Excess of book over tax depreciation	(139,351)	(71,116)
Valuation allowance	(5,209,127)	(4,932,108)
Long term deferred tax asset	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended March 31, 2018 and 2017:

	2018	2017
Computed tax at expected statutory rate	$(321,990)	$(283,312)
State and local income taxes, net of federal benefit	-	(3,721)
Non-US income taxed at different rates	(6,485)	21,369
Non-deductible deferred compensation	16,437	-
Valuation allowance	312,038	265,664
Income tax expense (benefit)	$-	$-

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2018 and 2017 consisted of the following:

	2018	2017
Current income tax expense:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Book in excess of tax depreciation	$-	$-
Net operating loss carryover	312,533	(265,663)
Valuation allowance	(312,533)	265,663
Deferred tax expense (benefit)	$-	$-
Total tax expense (benefit)	$-	$-

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

NOTE 11 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31
	2018	2017
Net Loss attributable to LiqTech International Inc.	$(1,533,289)	$(833,270)
Weighted average number of common shares used in basic earnings per share	44,487,350	36,929,264
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	44,487,350	36,929,264

For the three months ended March 31, 2018, Parent had 455,000 options outstanding to purchase common stock of Parent at $0.74 to $1.01 per share and Parent had 400,000 warrants outstanding to purchase common stock of Parent at $1.65 per share , and 2,200,837 Mandatory Convertible Preferred shares, which will automatically convert into 8,803,348 common shares no later than May 14, 2018, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the three months ended March 31, 2017, Parent had 630,000 options outstanding to purchase shares of common stock of Parent at $0.74 to $1.01 per share and Parent had 700,000 warrants outstanding to purchase shares of common stock of Parent at $0.81 to $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2018 and December 31, 2017, respectively, there were 44,488,670 and 44,429,264 common shares issued and outstanding.

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

Parent has 10,000,000 authorized shares of Preferred stock, $0.001 par value. As of March 31, 2018 and December 31, 2017, respectively, there were 2,200,837 and 2,200,837 mandatory convertible preferred shares issued and outstanding. Each preferred shares is convertible into 4 common shares or 8,803,348 common shares no later than May 14, 2018.

Stock Issuance

On January 2, 2018, Parent issued an additional 59,406 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares vested immediately.

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

For the three months ended March 31, 2018 and 2017, the Company has recorded non-cash compensation expense of $65,834 and $66,250 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at March 31, 2018 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.65	400,000	1.32	$1.65	400,000	$1.65
Total	400,000	1.32	$1.65	400,000	$1.65

At March 31, 2018 and 2017, the Company had 0 and 66,667 non-vested warrants. We have recorded non-cash compensation expense of $0 and $4,409 for the period ended March 31, 2018 and 2017 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At March 31, 2018, 455,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock based compensation expense related to the options of $12,439 and $25,519 for three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company had approximately $3,328 of unrecognized compensation cost related to non-vested options expected to be recognized through August 14, 2018.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2018 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	325,000	2.37	$0.74	216,667	$0.74
$1.01	130,000	7.72	$1.01	130,000	$1.01
Total	455,000	3.90	$0.82	346,667	$0.84

A summary of the status of the options at March 31, 2018, and changes during the period is presented below:

	March 31, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	455,000	$0.82	4.15	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	455,000	$0.82	4.15	$-
Vested and expected to vest	455,000	$0.82	4.15	$-
Exercisable end of period	346,667	$0.84	4.63	$-

At March 31, 2018, the Company had 108,333 non-vested options with a weighted average exercise price of $0.74 and with a weighted average grant date fair value of $0.46, resulting in unrecognized compensation expense of $1,109, which is expected to be expensed over a weighted-average period of 0.25 years.

The total intrinsic value of options at March 31, 2018 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2018 (for outstanding options), less the applicable exercise price.

NOTE 13 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

For the three months ended March 31, 2018, our largest customer accounted for approximately 21 of our net sales.

For the three months ended March 31, 2017, our two largest customers accounted for approximately 22%, and 21%, respectively, of our net sales (approximately 43% in total).

The Company sells products throughout the world; disaggregated revenue by geographical region are as follows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31
	2018	2017
United States and Canada	$109,225	$226,796
Australia	200,303	177,736
South America	3,428	37,599
Asia	817,601	670,242
Europe	1,260,825	1,855,701
	$2,391,382	$2,968,074

The Company’s disaggregated revenue by product line are as follows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31
	2018	2017
Ceramic diesel particulate	$1,928,105	$2,283,176
Liquid filters and systems	463,277	620,071
Kiln furniture	-	64,827
	$2,391,382	$2,968,074

As of March 31, 2018, approximately 85% and 15% of the Company’s assets were located in Denmark and the United States, respectively. As of March 31, 2017, approximately 83% and 17% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 14 - SUBSEQUENT EVENT

The Company’s management reviewed material events through May 15, 2018.

Stock Offering - On April 12, 2018, the Company, entered into a purchase agreement with Craig-Hallum Capital Group LLC as underwriter, (the “Underwriter”) pursuant to which the Company agreed to sell, and the Underwriter agreed to purchase for resale to the public subject to the terms and conditions expressed therein 16,911,765 shares of common stock of the Company, par value $0.001 per share, at a price to the public of $0.34 per share (the “Offering”) for proceeds of $5,750,000. The Company granted the Underwriter a 30-day option to purchase an additional 2,536,764 shares, which was exercised by Craig-Hallum Capital Group LLC on April 13, 2018 for proceeds of $862,500. Total offering costs related to the purchase agreement was approximate $610,000. The Offering closed on April 16, 2018.

On April 11, 2018, we announced that we had signed another framework agreement with a large marine scrubber manufacturer. The framework agreement has an initial term for 2018 and 2019 and provides that a minimum of 35 systems are estimated to be delivered during the initial term. The first 14 systems to be purchased under the framework agreement have already been identified.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2018, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (“DPFs“ ) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area, LiqTech Systems’ operations are located in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.

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

Management is progressing to alleviate this concern during April of 2018, by raising $6.6 million through the sale of 19,448,529 common shares (See Note 14) and signing framework agreements and a letter of intent with a total of 3 large Marine Scrubber manufacturers for the potential future sale of a significant number of filtration systems in late 2018 and 2109.

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

●

Continue to Strengthen Position in DPF Market. We believe that we have a strong position in the retrofit market for DPFs. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market and expand our presence in the OEM market with new products relating to diesel particulate filter systems.

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

On February 22, 2018, we announced that we had received a $440,000 order for the DPFs from a Chinese customer. The order is expected to be delivered in the second quarter of 2018.

On March 21, 2018, we announced that we had signed a frame work agreement with one of the worlds largest manufactures of marine scrubbers. The framework agreement has an initial term for 2018 and 2019 and provides that more than 95 systems are estimated to be delivered during the initial term. The framework agreement may be renewed for an additional one-year term at the end of 2019.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
					Period to Period Change
	2018	As a % of Sales	2017	As a % of Sales	$	Percent %
Net Sales	2,391,382	100%	2,968,074	100%	(576,692)	(19.4)
Cost of Goods Sold	2,450,974	102.5	2,696,657	90.9	(245,683)	(9.1)
Gross Profit	(59,592)	(2.5)	271,417	9.1	(331,009)	(122.0)

Operating Expenses
Selling expenses	409,792	17.1	450,383	15.2	(40,591)	(9.0)
General and administrative expenses	684,166	28.6	593,638	20.0	90,528	15.2
Non-cash compensation expenses	78,273	3.3	96,178	3.2	(17,905)	(18.6)
Research and development expenses	169,396	7.1	139,336	4.7	30,060	21.6
Total Operating Expenses	1,341,627	56.1	1,279,535	43.1	62,092	4.9

Loss from Operating	(1,401,219)	(58.6)	(1,008,118)	(34.0)	(393,101)	39.0

Other Income (Expense)
Interest and other income	3,284	0.1	226	0.0	3,058	1353.1
Interest (expense)	(56,300)	(2.4)	(10,821)	(0.4)	(45,479)	420.3
Income (Loss) on currency transactions	(79,054)	(3.3)	178,675	6.0	(257,729)	(144.2)
Loss on sale of fixed assets	-	-	6,768	0.2	(6,768)	(100.0)
Total Other Income (Expense)	(132,070)	(5.5)	174,848	5.9	(306,918)	(175.5)

Loss Before Income Taxes	(1,533,289)	(64.1)	(833,270)	(28.1)	(700,019)	84.0
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Income (Loss)	(1,533,289)	(64.1)	(833,270)	(28.1)	(700,019)	84.0

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

Net sales for the three months ended March 31, 2018 were $2,391,382 compared to $2,968,074 for the same period in 2017, representing a decrease of $576,692 or 19.4%. The decrease in sales consisted of a decrease in sales of liquid filters and systems of $156,794, a decrease in sales of DPFs of $355,071 and a decrease in sales of kiln furniture of $64,827. The decrease in demand for our liquid filters and systems is mainly due to a delay in certain business opportunities compared to the same period last year where various projects were realized. The decrease in demand for our DPFs is mainly due to a decrease in market activity in general compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision that we will not focus on this product line anymore.

Gross Profit

Gross loss for the three months ended March 31, 2018 was $59,592 compared to a gross profit of $271,417 for same period in 2017, representing a decrease of $331,009 or 122.0%. The decrease in gross profit was due to low sales activity compared to our fixed cost of goods sold. Included in gross profit is depreciation of $217,508 and $259,493 for the three months ended March 31, 2018 and 2017, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2018 were $1,341,627 representing an increase of $62,092 or 4.9%, compared to $1,279,535 for the same period in 2017. This increase in operating expenses is attributable to a decrease in selling and marketing expenses of $40,591, or 9.0%, an increase in general and administrative expenses of $90,528, or 15.2%, a decrease in non-cash compensation expenses of $17,905, or 18.6% and an increase in research and development expenses of $30,060, or 21.6%, compared to the same period in 2017.

Selling expenses for the three months ended March 31, 2018 were $409,792 compared to $450,383 for the same period in 2017, representing a decrease of $40,591 or 9.0%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the three months ending March 31, 2018 compared to the same period in 2017.

General and administrative expenses for the three months ended March 31, 2018 were $684,166 compared to $593,638 for the same period in 2017, representing an increase of $90,528, or 15.2%. This increase is attributable to an increase in costs in general and some timing issues for the three months ending March 31, 2018 compared to the same period in 2017.

Non-cash compensation expenses for the three months ended March 31, 2018 were $78,273 compared to $96,178 for the same period in 2017, representing a decrease of $17,905, or 18.6%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants for services performed granted to directors, employees and management compared to the same period in 2017.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Compensation upon vesting of stock options granted to employees	$12,439	$25,519
Compensation for vesting of restricted stock awards issued to the board of directors	65,834	66,250
Value of Warrants granted for services	-	4,409
Total Non-Cash Compensation	$78,273	$96,178

Research and development expenses for the three months ended March 31, 2018 were $169,396 compared to $139,336 for the same period in 2017, representing an increase of $30,060, or 21.6%. This increase is attributable to an investment in our scrubber solution for the three months ending March 31, 2018 compared to the same period in 2017.

Net Income

Net loss for the three months ended March 31, 2018 was a loss of $1,533,289 compared to a loss of $833,270 for the comparable period in 2017, representing an increase of $700,019, or 84.0%. This increase was primarily attributable to lower gross profit, an increase in total operating expenses and an increase in other expenses for the three months ending March 31, 2018 compared to the same period in 2017.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At March 31, 2018, the Company did not have any available lines of credit with any lender. At March 31, 2018, we had cash of $827,120 and working capital of $3,479,310 and at December 31, 2017, we had cash of $2,486,199 and working capital of $4,659,876. At March 31, 2018, our working capital decreased by $1,180,566 compared to December 31, 2017. Total current assets were $7,862,480 and $9,427,697 at March 31, 2018 and at December 31, 2017, respectively, and total current liabilities were $4,383,170 and $4,767,821 at March 31, 2018 and at December 31, 2017, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $15,743 at March 31, 2018) with a bank, subject to certain base limitations. As of March 31, 2018, we had DKK 94,620 (approximately $15,743) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

On April 12, 2018, we sold 19,448,529 shares of common stock in a public offering for gross proceeds of approximately $6.6 million, which has improved our liquidity. We will need additional funds to sustain our business. We may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Cash Flows

Three months ended March 31, 2018 Compared to three months ended March 31, 2017

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2018 was $1,762,624, representing an increase of $1,250,302 compared to cash used by operating activities of $512,322 for the three months ended March 31, 2017. The $1,250,302 increase in cash used by operating activities for the three months ended March 31, 2018 was mainly due to a loss of $1,533,289 adjusted for no cash items, a decrease of $923,912 in accrued expenses, an increase of $118,174 in prepaid expenses/deposits and an increase of $85,691 in inventory. This was partially offset by an increase of $298,472 in accounts payable, a decrease of $230,396 in accounts receivable and an increase of $209,282 in long-term contracts.

The decrease in in accounts receivable, the decrease in accrued expenses, the increase in accounts payable, the increase in inventory, the increase in prepaid expenses/deposits and the increase in long-term, were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $59,937 for the three months ended March 31, 2018, as compared to cash used in investing activities of $48,601 for the three months ended March 31, 2017. Cash used in investing activities increased by $11,336 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This increase was due to a period over period increase of $987 in the purchase of property and proceeds from sale of property and equipment of $10,349 for the three months ended March 31, 2017.

Cash used by financing activities was $12,320 for the three months ended March 31, 2018, as compared to cash used by financing activities of $31,292 for the three months ended March 31, 2017. This decrease of $18,972 in cash used by financing activities for the three months ended March 31, 2018, compared to 2017, was mainly due to a decrease in cash paid on capital lease obligation of $15,107 for the three months ended March 31, 2018.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in March 2021, August 2018, May 2018, and September 2017, In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2018 are as follows:

Year ending December 31,	Lease Payments
2018	280,254
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$672,570

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

Subsequent Events

Stock Offering - On April 12, 2018, the Company, entered into a purchase agreement with Craig-Hallum Capital Group LLC as underwriter, (the “Underwriter”) pursuant to which the Company agreed to sell, and the Underwriter agreed to purchase for resale to the public subject to the terms and conditions expressed therein 16,911,765 shares of common stock of the Company, par value $0.001 per share, at a price to the public of $0.34 per share (the “Offering”) for proceeds of $5,750,000. The Company granted the Underwriter a 30-day option to purchase an additional 2,536,764 shares which was exercised by Craig-Hallum Capital Group LLC on April 13, 2018 for proceeds of $862,500. Total offering costs related to the purchase agreement was approximate $610,000. The Offering closed on April 16, 2018.

On April 11, 2018, we announced that we had signed another framework agreement with a large marine scrubber manufacturer. The framework agreement has an initial term for 2018 and 2019 and provides that a minimum of 35 systems are estimated to be delivered during the initial term. The first 14 systems to be purchased under the framework agreement have already been identified.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses identified as part of our 2017 audit. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by Management on Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

Management has been actively developing a remediation plan and been implementing new controls and processes to address the aforementioned deficiencies. Upon identifying the material weakness in of our internal controls, we have taken actions to strengthen our internal control structure.

Management continues to meet with key managers and control owners to evaluate the effectiveness of internal controls and to ensure implementation of remediation initiatives.

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by Management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.    MINE SAFETY DISCLOSURES

 None.

ITEM 5.    OTHER INFORMATION

 None.

ITEM 6.	EXHIBITS

10.1	Form of Purchase Agreement (Craig-Hallum Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on April 16, 2018

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: May 15, 2018	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)