Form 10-Q
period 2018-06-30
LIQTECH INTERNATIONAL INC
filed 2018-08-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 14, 2018, was 72,740,547 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2018	2017
	Unaudited
Current Assets:
Cash	$4,491,500	$2,486,199
Accounts receivable, net	1,444,794	1,124,842
Other receivables	314,025	636,539
Contract assets	1,320,938	490,100
Inventories, net	4,494,522	4,661,866
Prepaid expenses	66,323	28,151

Total Current Assets	12,132,102	9,427,697

Property and Equipment, net accumulated depreciation	1,633,984	1,959,205

Other Assets:
Investments at cost	5,827	6,001
Other intangible assets	1,978	3,349
Deposits	353,833	283,686

Total Other Assets	361,638	293,036

Total Assets	$14,127,724	$11,679,938

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2018	2017
	Unaudited
Current Liabilities:
Current portion of capital lease obligations	$11,476	$26,186
Accounts payable	1,524,403	1,775,230
Accrued expenses	1,098,876	1,724,986
Contract liabilities	454,863	306,845
Accrued income taxes payable	580	580
Deferred revenue / customers deposits	428,271	933,994

Total Current Liabilities	3,518,469	4,767,821

Total Liabilities	3,518,469	4,767,821

Agreements and Contingencies See Note 9	-	-

Stockholders' Equity:
Series A Convertible Preferred Stock; par value $0.001, 10,000,000 shares authorized, 0 and 2,200,837 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	-	2,201
Common stock; par value $0,001, 100,000,000 shares authorized, 72,740,547 and 44,429,264 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	72,741	44,430
Additional paid-in capital	46,356,874	40,457,907
Accumulated deficit	(30,268,509)	(28,471,696)
Deferred compensation	(52,499)	(79,933)
Other comprehensive income, net	(5,499,352)	(5,040,792)

Total Stockholders' Equity	10,609,255	6,912,117

Total Liabilities and Stockholders' Equity	$14,127,724	$11,679,938

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales	$3,598,028	$2,926,200	$5,989,410	$5,894,274

Cost of Goods Sold	2,938,206	2,733,526	5,389,180	5,430,183

Gross Profit	659,822	192,674	600,230	464,091

Operating Expenses:
Selling expenses	463,998	534,359	873,790	984,742
General and administrative expenses	573,047	491,929	1,257,213	1,085,567
Non-cash compensation expenses	9,161	29,780	87,434	125,958
Research and development expenses	176,281	114,010	345,677	253,346

Total Operating Expense	1,222,487	1,170,078	2,564,114	2,449,613

Loss from Operations	(562,665)	(977,404)	(1,963,884)	(1,985,522)

Other Income (Expense)
Interest and other income	7,173	77	10,457	303
Interest expense	(4,174)	(8,706)	(60,474)	(19,527)
Gain (loss) on currency transactions	296,140	(206,362)	217,086	(27,687)
Gain on sale of fixed assets	-	-	-	6,768

Total Other Income (Expense)	299,139	(214,991)	167,069	(40,143)

Loss Before Income Taxes	(263,526)	(1,192,395)	(1,796,815)	(2,025,665)

Income Tax Expense	-	-	-	-

Net Loss	$(263,526)	$(1,192,395)	$(1,796,815)	$(2,025,665)

Basic Loss Per Share	$(0.004)	$(0.03)	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding	64,859,333	40,667,107	54,729,618	38,761,647

Diluted Loss Per Share	$(0.004)	$(0.03)	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding Assuming Dilution	64,859,333	40,667,107	54,729,618	38,761,647

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

	For the three Months Ended		For the six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net Loss	(263,526)	(1,192,395)	(1,796,815)	(2,025,665)

Currency Translation, Net of Taxes	(633,427)	400,691	(458,560)	311,888

Other Comprehensive Loss	$(896,953)	$(791,704)	$(2,255,375)	$(1,713,777)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the six months ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,796,815)	$(2,025,665)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	430,081	503,276
Stock-based compensation	87,434	125,958
Reserve for obsolete inventory	(76,867)	-
Loss on sale of equipment	-	(6,768)
Changes in assets and liabilities:
Accounts receivable	2,562	(479,496)
Inventory	166,621	(13,972)
Prepaid expenses/deposits	(78,882)	(77,275)
Accounts payable	(250,828)	(195,763)
Accrued expenses	(1,131,833)	515,928
Long-term contracts	(682,820)	(175,982)

Total Adjustments	(1,534,532)	195,906

Net Cash Used in Operating Activities	(3,331,347)	(1,829,759)

Cash Flows from Investing Activities:
Purchase of property and equipment	(82,992)	(70,679)
Proceeds from sale/recovery of property and equipment	-	10,349

Net Cash Used in Investing Activities	(82,992)	(60,330)

Cash Flows from Financing Activities:
Net payments on capital lease obligation	(14,710)	(109,007)
Payments on loans payable	-	(4,153)
Proceeds from issuance of common stock	6,612,500	1,825,000
Payment of stock offering costs	(747,423)	-

Net Cash Provided by Financing Activities	5,850,367	1,711,840

Gain (Loss) on Currency Translation	(430,727)	250,269

Net Change in Cash and Cash Equivalents	2,005,301	72,020

Cash and Cash Equivalents at Beginning of Period	2,486,199	1,208,650

Cash and Cash Equivalents at End of Period	$4,491,500	$1,280,670

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$60,474	$19,527
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Common stock issued for conversion of mandatory preferred stock	$8,803	$-

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

LiqTech International AS, a Danish corporation, incorporated on January 15, 2000 (“LiqTech Int. DK”), a wholly-owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a wholly-owned subsidiary of LiqTech USA. LiqTech NA, Inc. engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada.

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

LiqTech PTE Ltd (“LiqTech Sing”), a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engaged in marketing and sale of liquid filters in Singapore and other countries in the area. The Company is in the process of closing operations, which is expected to be completed during 2018.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and six months ended June 30, 2018 and 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at June 30, 2018 and December 31, 2017.

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

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Allowance for doubtful accounts at the beginning of the period	$660,581	$2,128,452
Bad debt expense	0	(102,189)
Receivables written off during the periods	0	(1,678,856)
Effect of currency translation	(19,006)	313,174
Allowance for doubtful accounts at the end of the period	$641,575	$660,581

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the six months ended June 30, 2018.

The customer generally arranges and pays for shipping activities.  When the Company does arrange for shipping it is billed to the Customer. The Cost to prepare the product for shipment handling are paid by the Company and reported on the line “Cost of goods sold” in the unaudited consolidated statements of operations.

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer, upon shipment or upon final installation of the system based on the terms of the contract. For the majority of Liquid Membrane Filters and Diesel Particulate Filters, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer.

The Company has received long-term contracts for grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Balance Sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our Balance Sheets as contract liabilities.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through June 30, 2018 and December 31, 2017 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	June 30,	December 31,
	2018	2017
Cost incurred on uncompleted contracts	$3,073,380	$507,633
Estimated earnings	1,972,125	651,304
	5,045,505	1,158,937
Billings on uncompleted contracts	(4,179,430)	(975,682)
Contract asset (liabilities)	$866,075	$183,255

	June 30,	December 31,
	2018	2017
Contract assets	$1,320,938	$490,100
Contract liabilities	(454,863)	(306,845)
Net contract liabilities	$866,075	$183,255

The Company’s disaggregated revenue is reported in Note 13.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $3,326 and $4,197 for the six months ended June 30, 2018 and 2017, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the six months ended June 30, 2018 and 2017 were $345,677 and $253,346, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income (Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options and warrants that have been granted but have not been exercised.

Stock Options and Awards -- The Company has granted stock options to certain key employees during the years presented in the accompanying consolidated financial statements (see note 11). The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $87,434 and $125,958 have been recognized for the vesting of options and stock awards granted to employees with an associated recognized tax benefit of $24,367 and $24,650 for the six months ended June 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments -- The Company accounts for fair value measurements for financial assets and liabilities in accordance with FASB ASC Topic 820. The authoritative guidance that, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable, allowance for doubtful accounts, cost in excess of billings, reserve for obsolete inventory, depreciation and impairment of property plant and equipment, and goodwill; liabilities including billings in excess of costs and contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements -- On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which makes many changes to accounting for leases. The standard will be effective for public companies with interim and annual periods beginning after December 15, 2018. One of the most notable changes is many of the leases that are currently accounted for as operating leases will have to be capitalized and accounted for similarly to how capital leases are currently accounted for, unless certain criteria are met. We have begun evaluating the impact this standard will have on our lease accounting. The standard will require us to capitalize a right-of use asset and lease liability equal to the present value of the future minimum lease payments disclosed in Note 8. We will continue to evaluate the impact of this standard as the effective date approaches.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited cash and has recently incurred significant losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in raising additional cash through the issuance of debt or equity instruments or return to profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes the Company is progressing toward alleviating this substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. During April of 2018, the Company raised $6.6 million through the sale of 19,448,529 common shares, and the Company has signed framework agreements and a letter of intent with a total of three large marine scrubber manufacturers for the potential future sale of a significant number of filtration systems in late 2018 and 2019.

NOTE 3 - INVENTORY

Inventory consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Furnace parts and supplies	$353,800	$400,589
Raw materials	1,056,195	1,260,209
Work in process	2,525,039	2,123,418
Finished goods and filtration systems	1,862,421	2,297,743
Reserve for obsolescence	(1,302,933)	(1,420,093)
Net Inventory	$4,494,522	$4,661,866

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	Useful Life			2018	2017
Production equipment	3	-	10	$9,739,141	$10,114,398
Lab equipment	3	-	10	84,575	87,094
Computer equipment	3	-	5	201,700	204,553
Vehicles	3	-	5	63,322	75,312
Furniture and fixture		5		103,612	106,047
Leasehold improvements		10		1,053,880	1,076,731
				11,246,230	11,664,135
Less Accumulated Depreciation				(9,612,246)	(9,704,930)
Net Property and Equipment				$1,633,984	$1,959,205

Depreciation expense amounted to $428,710 and $502,131 for the six months ended June 30, 2018 and 2017, respectively. The property and equipment is held as collateral on lines of credit and guarantees with financial institutions. See Note 7.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of June 30, 2018	Level 1	Level 2	Level 3

Investments	-	-	5,827

Total	-	-	5,827

As of December 31, 2017	Level 1	Level 2	Level 3

Investments	-	-	6,001

Total	-	-	6,001

At June 30, 2018, our total investments of $5,827 consisted of an investment of $5,827 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2017, our total investments of $6,001 consisted of an investment of $6,001 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2018 and December 31, 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $1,978 and $3,349, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the six months ended June 30, 2018 and 2017 was $1,371 and $1,145, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2018	1,332
2019	646
Thereafter	-

$1,978

NOTE 7 - LINES OF CREDIT

In connection with certain orders, the Company may provide a working guarantee,  prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,801 at June 30, 2018) with a bank, subject to certain base limitations. As of June 30, 2018, we had DKK 94,620 (approximately $14,801) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 8 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018 and March 2021. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2018 are as follows:

Year ending December 31,	Lease Payments
2018	247,498
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$639,814

Lease expense charged to operations was $361,150 and $319,906 for the six months ended June 30, 2018 and 2017, respectively.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $586, which expired in July 2018 whereupon we were subject to a balloon payment of $10,950 to purchase the equipment.

  The following represents future minimum capital lease payments as of June 30, 2018:

Year ending December 31,	Lease Payments
2018	11,536
Thereafter	-
Total minimum lease payments	11,536
Less amount representing interest	(61)
Present value of minimum lease payments	11,475
Less Current Portion	(11,475)
$-

NOTE 9 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2018 and 2017, matching contributions were expensed and totaled $5,706 and $6,004, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech Int. DK, the 40% owner of the Venture (“Defendant”), for damages of €750,000 before the Court of Como, Italy, alleging, among other things, that certain products provided by Defendant to the Venture were defective.

On July 31, 2018, the Judge rejected the Plaintiff’s claim and his request of compensation of € 750,000, ordering the claimant to pay the Company’s legal expenses.

On December 20, 2017, the Company received a demand for approximately $1,098,678 from the previous installation of a water treatment system. The customer is disputing that the system complies with the contact based on testing inputs to the system outside the parameters of the contract. The Company has completed the installation of the system, tested the system, and contends it is compliance with the contract’s requirements.  The Company currently plans to vigorously pursue collection of the remaining balance owed on the contract, through legal action if required. The Company cannot reasonably estimate the outcome of these uncertainties. No legal action has been initiated to date by either party.

In connection with certain orders, the Company may provide  a working guarantee,  prepayment guarantee, or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,801 at June 30, 2018) with a bank, subject to certain base limitations. As of June 30, 2018, we had DKK 94,620 (approximately $14,801) in working guarantee against the line.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts included in accrued expenses on the balance sheet, are as follows:

2018
Balance at December 31, 2017	$189,901
Current year warranty expense	84,770
Change in estimate related to pre-existing warranties	-
Payments made	(53,059)
Foreign currency effect	(15,075)
Balance at June 30, 2018	$206,537

NOTE 10 - EARNINGS PER SHARE

For the six months ended June 30, 2018, Parent had 455,000 options outstanding to purchase common stock of Parent at $0.74 to $1.01 per share, and Parent had 400,000 warrants outstanding to purchase common stock of Parent at $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

As of June 30, 2018, there were 855,000 common stock equivalents from options and warrants that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2018 and December 31, 2017, respectively, there were 72,740,547 and 44,429,264 common shares issued and outstanding.

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

Preferred Stock -- Our Board of Directors has the authority to issue Parent preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of Parent preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Parent has 10,000,000 authorized shares of preferred stock, $0.001 par value. As of June 30, 2018 and December 31, 2017, respectively, there were 0 and 2,200,837 mandatory convertible preferred shares of Series A Convertible Preferred Stock issued and outstanding.

Stock Issuances

On April 16, 2018, Parent completed a registered public offering of its common stock. At closing, Parent issued 19,448,529 shares of common stock at a per share price of $0.34 and generated net proceeds of $5,865,077.

On January 2, 2018, Parent issued 59,406 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company recognized the non-cash compensation during the period ending June 30, 2018. The shares vested immediately.

On November 22, 2017, the Parent completed a private placement of 2,200,837 shares of mandatory convertible preferred stock (1 to 4 conversion rate) or 8,803,348 shares of common stock at a per share price of $1.20 per preferred share for aggregate proceeds to the Parent of $2,641,004, net of offering costs of $127,736.  During the period ending June 30, 2018, 2,200,837 mandatory convertible preferred shares of Series A Convertible Preferred Stock were converted into 4 common shares per share, or 8,803,348 common shares.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at June 30, 2018 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.65	400,000	1.07	$1.65	400,000	$1.65
Total	400,000	1.07	$1.65	400,000	$1.65

At June 30, 2018 and 2017, the Company had zero non-vested warrants. We have recorded non-cash compensation expense of $0 and $8,817 for the period ended June 30, 2018 and 2017 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At June 30, 2018, 455,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized stock based compensation expense related to the options of $27,434  and $44,641 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had $52,499 unrecognized compensation cost related to non-vested options expected to be recognized through August 14, 2018.

A summary of the status of the options outstanding under the Company’s stock option plans at June 30, 2018 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	325,000	2.12	$0.74	216,667	$0.74
$1.01	130,000	7.47	$1.01	130,000	$1.01
Total	455,000	3.65	$0.82	346,667	$0.84

A summary of the status of the options at June 30, 2018, and changes during the period is presented below:

	June 30, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	455,000	$0.82	4.15	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	455,000	$0.82	3.65	$1,495
Vested and expected to vest	455,000	$0.82	3.65	$1,495
Exercisable end of period	346,667	$0.84	4.13	$997

At June 30, 2018, the Company had 108,333 non-vested options with a weighted average exercise price of $0.74, with a weighted average grant date fair value of $0.46, and with $52,499 unrecognized compensation expenses.

The total intrinsic value of options at June 30, 2018 was $1,495. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2018 (for outstanding options), less the applicable exercise price.

NOTE 12 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

For the six months ended June 30, 2018, our largest customer accounted for approximately 12% of our net sales.

For the six months ended June 30, 2017, our two largest customers accounted for approximately 17% and 11% of our net sales.

The Company sells products throughout the world; disaggregated revenue by geographical region is as follows for the three and six months ended June 30, 2018 and 2017:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
United States and Canada	$260,525	$337,372	$369,750	$564,168
Australia	82,490	109,445	282,793	287,181
South America	24,248	-	27,676	37,599
Asia	111,015	455,906	928,616	1,126,147
Europe	3,119,750	2,023,477	4,380,575	3,879,179
	$3,598,028	$2,926,200	$5,989,410	$5,894,274

The Company’s disaggregated revenue by product line is as follows for the three and six months ended June 30, 2018 and 2017:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Ceramic diesel particulate	$1,609,057	$1,873,910	$3,537,162	$4,157,084
Liquid filters and systems	1,988,971	996,890	2,452,248	1,616,963
Kiln furniture	-	55,400	-	120,227
	$3,598,028	$2,926,200	$5,989,410	$5,894,274

As of June 30, 2018, approximately 90% and 10% of the Company’s assets were located in Denmark and the United States, respectively. As of June 30, 2017, approximately 86% and 14% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 13 - SUBSEQUENT EVENTS

The Company’s management reviewed material events through August 14, 2018.

On July 2, 2018, Aldo Petersen resigned as a director and Chairman of the Board, and the Board of Directors appointed Mark Vernon as Chairman of the Board.

On July 23, 2018, the Company terminated its independent registered public accounting firm, Gregory & Associates, LLC and retained the services of Sadler, Gibb & Associates, L.L.C. as its independent registered public accounting firm. The Company’s audit committee terminated Gregory after being informed that the principal of Gregory formerly responsible for the Company's account will join Sadler, and Gregory will no longer provide audit and assurances services to public companies subject to the statutes and regulations of the United States.

On July 30, 2018, Soren Degn notified the Company of his retirement as Chief Financial Officer, effective as of August 14, 2018. Mr. Degn will be succeeded as Chief Financial Officer of the Company by Claus Toftegaard, effective as of August 15, 2018.

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation (”Parent”), together with its direct and indirect wholly owned subsidiaries. The subsidiaries include LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), which in turn owns LiqTech Systems A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (formerly known as Provital, “LiqTech Systems”). Parent also owns and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems and LiqTech Delaware are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area, LiqTech Systems’ operations are located in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited cash and recently incurred significant losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in raising additional cash through the issuance of debt or equity instruments or return to profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes the Company is progressing toward alleviating this substantial doubt as to the Company’s ability to continue as a going concern. During April of 2018, the Company raised $6.6 million through the sale of 19,448,529 common shares, and the Company has signed framework agreements and a letter of intent with a total of three large marine scrubber manufacturers for the potential future sale of a significant number of filtration systems in late 2018 and 2019.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths and focusing on the opportunities in the end markets we serve. Key features of our strategy include:

●	Retain and grow business with new Marine customers, including scrubber technology providers and ship-owners/operators.

●	Enter New Geographic Markets and Expand Existing Markets. We plan to continue to manufacture and sell our products out of Denmark and the United States, with organization development in those locations to support our growth strategy We intend to work with agents and partners to access appropriate markets.

●

Continue to Strengthen Position in DPF Market. We believe that we have a strong position in the retrofit market for DPFs. We intend to continue our efforts to maintain our strength in this area. Furthermore, we intend to leverage our experience in the OEM market and expand our presence in this market with new products relating to diesel particulate filter systems.

●

Continue to Develop and Improve Technologies and Open New End Markets. We intend to continuously develop our ceramic membranes and improve the efficiency of our filtration products. Through continuous development, we intend to identify new uses for our products and plan to expand into any new markets that we believe would be appropriate for our Company. One of our key strategies is to develop our membrane applications together with our customers including, for example, the development of the next generation of diesel particulate filters with asymmetric design for the OEM market.

●

Continue Our Focus on Selling and on Development of New Standard Units. We will continue our focus on selling systems based on our unique SIC Filters. We will also combine the ceramic membranes with other technologies to be able to offer our customers a complete solution. We will continue our focus to develop smaller standard systems, like our groundwater treatment unit and our residential swimming pool units. These units will be sold through a network of agents and partnerships.

Developments

Signed Contracts

On January 9, 2018, we announced that we had received three new orders for the Company´s standardized systems for swimming pool water treatment. The systems will be delivered to three new spas in Australia.

On February 22, 2018, we announced that we had received a $440,000 order for DPFs from a Chinese customer.

On March 21, 2018, we announced that we had signed a framework agreement with one of the world's largest manufacturers of marine scrubbers. The framework agreement has an initial term for 2018 and 2019 and provides that more than 95 systems are estimated to be delivered during the initial term. The framework agreement may be renewed for an additional one-year term at the end of 2019.

On April 11, 2018, we announced that we had signed another framework agreement with a large marine scrubber manufacturer. The framework agreement has an initial term for 2018 and 2019 and provides that a minimum of 35 systems are estimated to be delivered during the initial term. The first 14 systems to be purchased under the framework agreement have already been identified.

On May 29, 2018, we announced that we had received a $490,000 order for DPFs from a European customer. The order is expected to be delivered in the second and third quarters of 2018.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following tables sets forth our revenues, expenses and net income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
					Period to Period Change
	2018	As a % of Sales	2017	As a % of Sales	US$	Percent %
Net Sales	3,598,028	100%	2,926,200	100%	671,828	23.0
Cost of Goods Sold	2,938,206	81.7	2,733,526	93.4	204,680	7.5
Gross Profit	659,822	18.3	192,674	6.6	467,148	242.5

Operating Expenses
Selling expenses	463,998	12.9	534,359	18.3	(70,361)	(13.2)
General and administrative expenses	573,047	15.9	491,929	16.8	81,118	16.5
Non-cash compensation expenses	9,161	0.3	29,780	1.0	(20,619)	(69.2)
Research and development expenses	176,281	4.9	114,010	3.9	62,271	54.6
Total Operating Expenses	1,222,487	34.0	1,170,078	40.0	52,409	4.5

Loss from Operating	(562,665)	(15.6)	(977,404)	(33.4)	414,739	(42.4)

Other Income (Expense)
Interest and other income	7,173	0.2	77	0.0	7,096	9,215.6
Interest (expense)	(4,174)	(0.1)	(8,706)	(0.3)	4,532	(52.1)
Gain (loss) on currency transactions	296,140	8.2	(206,362)	(7.1)	502,502	(243.5)
Total Other Income (Expense)	299,139	8.3	(214,991)	(7.3)	514,130	(239.1)

Loss Before Income Taxes	(263,526)	(7.3)	(1,192,395)	(40.7)	928,869	(77.9)
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Loss	(263,526)	(7.3)	(1,192,395)	(40.7)	928,869	(77.9)

	Six Months Ended June 30,
					Period to Period Change
	2018	As a % of Sales	2017	As a % of Sales	$	Percent %
Net Sales	5,989,410	100%	5,894,274	100%	95,136	1.6
Cost of Goods Sold	5,389,180	90.0	5,430,183	92.1	(41,003)	(0.8)
Gross Profit	600,230	10.0	464,091	7.9	136,139	29.3

Operating Expenses
Selling expenses	873,790	14.6	984,742	16.7	(110,952)	(11.3)
General and administrative expenses	1,257,213	21.0	1,085,567	18.4	171,646	15.8
Non-cash compensation expenses	87,434	1.5	125,958	2.1	(38,524)	(30.6)
Research and development expenses	345,677	5.8	253,346	4.3	92,331	36.4
Total Operating Expenses	2,564,114	42.8	2,449,613	41.6	114,501	4.7

Loss from Operating	(1,963,884)	(32.8)	(1,985,522)	(33.7)	21,638	(1.1)

Other Income (Expense)
Interest and other income	10,457	0.2	303	0.0	10,154	3351.2
Interest (expense)	(60,474)	(1.0)	(19,527)	(0.3)	(40,947)	209.7
Loss on currency transactions	217,086	3.6	(27,687)	-0.5	244,773	(884.1)
Gain on sale of fixed assets	-	-	6,768	0.1	(6,768)	(100.0)
Total Other Income (Expense)	167,069	2.8	(40,143)	(0.7)	207,212	(516.2)

Loss Before Income Taxes	(1,796,815)	(30.0)	(2,025,665)	(34.4)	228,850	(11.3)
Income Taxes Expense (Income)	-	-	-	0.0	-	-

Net Loss	(1,796,815)	(30.0)	(2,025,665)	(34.4)	228,850	(11.3)

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Revenues

Net sales for the three months ended June 30, 2018 were $3,598,028 compared to $2,926,200 for the same period in 2017, representing an increase of $671,828 or 23.0%. The increase in sales consisted of an increase in sales of liquid filters and systems of $992,081, a decrease in sales of DPFs of $264,853 and a decrease in sales of kiln furniture of $55,400. The increase in demand for our liquid filters and systems is mainly due to realization of certain business opportunities compared to the same period last year when various projects were delayed. The decrease in demand for our DPFs is mainly due to a decrease in market activity compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision to discontinue this product line.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $659,822 compared to a gross profit of $192,674 for same period in 2017, representing an increase of $467,148 or 242.5%. The increase in gross profit was due to higher sales activity and a better product mix with increased sales of liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2017. Included in gross profit is depreciation of $212,573 and $243,783 for the three months ended June 30, 2018 and 2017, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2018 were $1,222,487 representing an increase of $52,409 or 4.5%, compared to $1,170,078 for the same period in 2017. This increase in operating expenses is attributable to an increase in general and administrative expenses of $81,118, or 16.5%, and an increase in research and development expenses of $62,271, or 54.6%, compared to the same period in 2017, partially offset by a decrease in selling and marketing expenses of $70,361, or 13.2% and a decrease in non-cash compensation expenses of $20,619, or 69.2%.

Selling expenses for the three months ended June 30, 2018 were $463,998, compared to $534,359 for the same period in 2017, representing a decrease of $70,361, or 13.2%. This decrease is due to a cost reduction in selling expenses in general and a centralization of the sales structure for the three months ending June 30, 2018, compared to the same period in 2017.

General and administrative expenses for the three months ended June 30, 2018 were $573,047 compared to $491,929 for the same period in 2017, representing an increase of $81,118, or 16.5%. This increase is attributable to an increase in costs in general and some timing issues for the three months ending June 30, 2018 compared to the same period in 2017.

Non-cash compensation expenses for the three months ended June 30, 2018 were $9,161, compared to $29,780 for the same period in 2017, representing a decrease of $20,619, or 69.2%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants granted to directors, employees and management for services performed as compared to the same period in 2017.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	June 30,	June 30,
	2018	2017
Compensation upon vesting of stock options granted to employees	$3,328	$19,122
Compensation for vesting of restricted stock awards issued to the board of directors	5,833	6,250
Value of Warrants granted for services	-	4,408
Total Non-Cash Compensation	$9,161	$29,780

Research and development expenses for the three months ended June 30, 2018 were $176,281 compared to $114,010 for the same period in 2017, representing an increase of $62,271, or 54.6%. This increase is attributable to additional investment in our scrubber solution to satisfy what we believe is a large, imminent growth opportunity.

Net Income

Net loss for the three months ended June 30, 2018 was $263,526 compared to a loss of $1,192,396 for the comparable period in 2017, representing a decrease in loss of $928,869, or 77.9%. This improvement was primarily attributable to higher gross profit and increase in other income, partially offset by an increase in total operating expenses for the three months ending June 30, 2018, compared to the same period in 2017.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

Revenues

Net sales for the six months ended June 30, 2018 were $5,989,410 compared to $5,894,274 for the same period in 2017, representing an increase of 95,136 or 1.6%. The increase in sales consisted of an increase in sales of liquid filters and systems of $835,285, a decrease in sales of DPFs of $619,922 and a decrease in sales of kiln furniture of $120,227. The increase in demand for our liquid filters and systems is mainly due to realization of certain business opportunities compared to the same period last year when various projects were delayed. The decrease in demand for our DPFs is mainly due to a decrease in market activity compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision to discontinue this product line.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $600,230 compared to a gross profit of $464,091 for same period in 2017, representing an increase of $136,139 or 29.3%. The increase in gross profit was due to higher sales activity for our liquid filters and systems, which historically have a higher gross margin, compared to the same period in 2017. Included in gross profit is depreciation of $430,081 and $503,276 for the six months ended June 30, 2018 and 2017, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2018 were $2,564,114 representing an increase of $114,501 or 4.7%, compared to $2,449,613 for the same period in 2017. This increase in operating expenses is attributable to an increase in general and administrative expenses of $171,646, or 15.8% and a increase in research and development expenses of $92,331, or 36.4%, partially offset by a decrease in selling and marketing expenses of $110,952, or 11.3%,  and a decrease in non-cash compensation expenses of $38,524, or 30.6%, compared to the same period in 2017.

Selling expenses for the six months ended June 30, 2018 were $873,790 compared to $984,742 for the same period in 2017, representing a decrease of $110,952, or 11.3%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the six months ending June 30, 2018, compared to the same period in 2017.

General and administrative expenses for the six months ended June 30, 2018 were $1,257,213 compared to $1,085,567 for the same period in 2017, representing an increase of $171,646, or 15.8%. This increase is attributable to an increase in costs in general and some timing issues for the three months ending June 30, 2018, compared to the same period in 2017.

Non-cash compensation expenses for the six months ended June 30, 2018 were $87,434, compared to $125,958 for the same period in 2017, representing a decrease of $38,524, or 30.6%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants granted to directors, employees and management for services performed as compared to the same period in 2017.

The following is a summary of our non-cash compensation:

	For the Six Months Ended
	June 30,	June 30,
	2018	2017
Compensation upon vesting of stock options granted to employees	$15,767	$44,641
Compensation for vesting of restricted stock awards issued to the board of directors	71,667	72,500
Value of Warrants granted for services	-	8,817
Total Non-Cash Compensation	$87,434	$125,958

Research and development expenses for the six months ended June 30, 2018 were $345,677 compared to $253,346 for the same period in 2017, representing an increase of $92,331, or 36.4%. This increase is attributable to additional investment in our scrubber solution to satisfy what we believe is a large, imminent growth opportunity.

Net Income

Net loss for the six months ended June 30, 2018 was $1,796,815, compared to a loss of $2,025,665 for the same period in 2017, representing a decrease in net loss of $228,850, or 11.3%. This improvement was primarily attributable to higher gross profit and an increase in other income, partially offset by an increase in total operating expenses for the six months ending June 30, 2018, compared to the same period in 2017.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments and our available lines of credit. At June 30, 2018, the Company did not have any available lines of credit with any lender. At June 30, 2018, we had a cash balance of $4,491,500 and working capital of $8,613,633 and at December 31, 2017, we had cash balance of $2,486,199 and working capital of $4,659,876. At June 30, 2018, our working capital increased by $3,953,756 compared to December 31, 2017 due to a registered public offering of common stock in the second quarter of 2018. Total current assets were $12,132,102 and $9,427,697 at June 30, 2018 and at December 31, 2017, respectively, and total current liabilities were $3,518,469 and $4,767,821 at June 30, 2018 and at December 31, 2017, respectively.

In connection with certain orders, we may provide customers a working guarantee, prepayment guarantee, or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,801 at June 30, 2018) with a bank, subject to certain base limitations. As of June 30, 2018, we had DKK 94,620 (approximately $14,801) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

On April 12, 2018, we issued 19,448,529 shares of common stock in a public offering for gross proceeds of approximately $6.6 million, which has improved our liquidity. We may need additional funds to sustain and grow our business, and we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially and adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Cash Flows

Six months ended June 30, 2018 Compared to three months ended June 30, 2017

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the six months ended June 30, 2018 was $3,331,347, representing an increase of $1,501,588 compared to cash used by operating activities of $1,829,759 for the six months ended June 30, 2017. The $1,501,588 increase in cash used by operating activities for the six months ended June 30, 2018 was mainly due to a decrease of $1,131,833 in accrued expenses, a decrease of $682,820 in long-term contracts, a decrease of $250,828 in accounts payable, and an increase of $78,882 in prepaid expenses/deposits. This was partially offset by a decrease in inventory of $166,621 and a decrease in accounts receivable of $2,562.

The decrease in accounts receivable, the decrease in accrued expenses, the decrease in accounts payable, the decrease in inventory, the increase in prepaid expenses/deposits and the increase in long-term contracts were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $82,992 for the six months ended June 30, 2018, as compared to cash used in investing activities of $60,330 for the six months ended June 30, 2017. Cash used in investing activities increased by $22,662 for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was due to $12,313 in the purchase of property for the six months ended June 30, 2018 and the sale of property and equipment of $10,349 for the six months ended June 30, 2017.

Cash provided by financing activities was $5,850,367 for the three months ended June 30, 2018, as compared to cash provided by financing activities of $1,711,840 for the six months ended June 30, 2017. This increase of $4,138,527 in cash provided by financing activities was mainly due to a public offering that raised $6,612,500 less offering costs of $747,423 during the six months ended June 30, 2018.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in August 2018 and March 2021. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2018 are as follows:

Year ending December 31,	Lease Payments
2018	247,498
2019	179,094
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$639,814

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

Subsequent Events

The Company’s management reviewed material events through August 14, 2018.

On July 2, 2018, Aldo Petersen resigned as a director and Chairman of the Board, and the Board of Directors appointed Mark Vernon as Chairman of the Board.

On July 23, 2018, the Company terminated its independent registered public accounting firm, Gregory & Associates, LLC and retained the services of Sadler, Gibb & Associates, L.L.C. as its independent registered public accounting firm. The Company’s audit committee terminated Gregory after being informed that the principal of Gregory formerly responsible for the Company's account will join Sadler, and Gregory will no longer provide audit and assurances services to public companies subject to the statutes and regulations of the United States.

On July 30, 2018, Soren Degn notified the Company of his retirement as Chief Financial Officer, effective as of August 14, 2018. Mr. Degn will be succeeded by Claus Toftegaard, effective as of August 15, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses identified as part of our 2017 audit. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by Management, please reference our Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

Management has been actively developing a remediation plan and implementing new controls and processes to address the aforementioned deficiencies. Upon identifying the material weakness in of our internal controls, we have taken actions to strengthen our internal control structure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.    MINE SAFETY DISCLOSURES

 None.

ITEM 5.    OTHER INFORMATION

 None.

ITEM 6.	EXHIBITS

1.1	Purchase Agreement (Craig-Hallum Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on April 16, 2018

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: August 14, 2018	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	/s/ Soren Degn
Soren Degn, Chief Financial Officer
(Principal Financial and Accounting Officer)