Form 10-Q
period 2018-09-30
LIQTECH INTERNATIONAL INC
filed 2018-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended September 30, 2018

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 14, 2018, was 72,905,547 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2018	2017
	Unaudited
Current Assets:
Cash	$3,861,595	$2,486,199
Accounts receivable, net	2,453,293	1,124,842
Other receivables	677,295	636,539
Contract assets	703,971	490,100
Inventories, net	4,253,149	4,661,866
Prepaid expenses	38,162	28,151

Total Current Assets	11,987,465	9,427,697

Property and Equipment, net accumulated depreciation	1,605,831	1,959,205

Other Assets:
Investments at cost	5,783	6,001
Intangible assets	1,363	3,349
Deposits	350,950	283,686

Total Other Assets	358,096	293,036

Total Assets	$13,951,392	$11,679,938

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2018	2017
	Unaudited
Current Liabilities:
Current portion of capital lease obligations	$74,313	$26,186
Accounts payable	1,474,214	1,775,230
Accrued expenses	1,607,675	1,724,986
Contract liabilities	440,378	306,845
Accrued income taxes payable	570	580
Deferred revenue / customers deposits	724,382	933,994

Total Current Liabilities	4,321,532	4,767,821

Total Liabilities	4,321,532	4,767,821

Agreements and Contingencies See Note 9	-	-

Stockholders' Equity:
Series A Convertible Preferred Stock; par value $0.001, 0 and 2,200,837 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	-	2,201
Common stock; par value $0,001, 100,000,000 shares authorized, 72,740,547 and 44,429,264 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	72,741	44,430
Additional paid-in capital	46,356,874	40,457,907
Accumulated deficit	(31,190,458)	(28,471,696)
Deferred compensation	(46,666)	(79,933)
Other comprehensive income, net	(5,562,631)	(5,040,792)

Total Stockholders' Equity	9,629,860	6,912,117

Total Liabilities and Stockholders' Equity	$13,951,392	$11,679,938

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales	$3,347,204	$2,456,484	$9,336,614	$8,350,758

Cost of Goods Sold	3,058,465	2,772,451	8,447,645	8,202,634

Gross Profit (Loss)	288,739	(315,967)	888,969	148,124

Operating Expenses:
Selling expenses	414,504	521,627	1,288,294	1,506,329
General and administrative expenses	657,714	433,368	1,914,927	1,518,935
Non-cash compensation expenses	5,833	24,055	93,267	150,013
Research and development expenses	152,849	121,680	498,526	375,026

Total Operating Expenses	1,230,900	1.100,730	3,795,014	3,550,343

Loss from Operations	(942,161)	(1,416,697)	(2,906,045)	(3,402,219)

Other Income (Expense)
Interest and other income	1,814	2,790	12,271	3,093
Interest expense	(5,463)	(3,781)	(65,937)	(23,308)
Gain (loss) on currency transactions	23,861	(26,913)	240,947	(54,600)
Loss on sale of equipment	-	(34,824)	-	(28,056)

Total Other Income (Expense)	20,212	(62,728)	187,281	(102,871)

Loss Before Income Taxes	(921,949)	(1,479,425)	(2,718,764)	(3,505,090)

Income Tax Expense	-	-	-	-

Net Loss	$(921,949)	$(1,479,425)	$(2,718,764)	$(3,505,090)

Basic and Diluted Loss Per Share	$(0.013)	$(0.03)	$(0.04)	$(0.09)

Basic and Diluted Weighted Average Common Shares Outstanding	72,740,547	44,229,264	60,799,235	40,604,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER

COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Loss	(921,949)	(1,479,425)	(2,718,764)	(3,505,090)

Currency Translation, Net of Taxes	(63,279)	142,599	(521,839)	454,487

Other Comprehensive Loss	$(985,228)	$(1,336,826)	$(3,240,603)	$(3,050,603)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine months ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(2,718,764)	$(3,505,090)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	621,460	732,963
Stock-based compensation	93,267	150,013
Bad debt expense	-	(59,409)
Reserve for obsolete inventory	(163,671)	-
Loss on sale of equipment	-	(28,056)
Changes in assets and liabilities:
Accounts receivable	(1,369,207)	(478,879)
Inventory	454,238	238,986
Prepaid expenses/deposits	(47,243)	26,817
Accounts payable	(301,016)	27,657
Accrued expenses	(326,932)	340,371
Long-term contracts	(80,338)	(202,066)

Total Adjustments	(1,119,442)	804,510

Net Cash Used in Operating Activities	(3,838,206)	(2,700,580)

Cash Flows from Investing Activities:
Purchase of property and equipment	(145,984)	(94,950)
Proceeds from sale/recovery of property and equipment	-	12,827

Net Cash Used in Investing Activities	(145,984)	(82,124)

Cash Flows from Financing Activities:
Net proceeds/payments on capital lease obligation	48,127	(110,963)
Payments on loans payable	-	(6,347)
Proceeds from issuance of common stock	6,612,500	1,825,000
Payment of stock offering costs	(747,423)	-

Net Cash Provided by Financing Activities	5,913,204	1,707,690

Gain (Loss) on Currency Translation	(553,618)	394,930

Net Change in Cash and Cash Equivalents	1,375,396	(680,084)

Cash and Cash Equivalents at Beginning of Period	2,486,199	1,208,650

Cash and Cash Equivalents at End of Period	$3,861,595	$528,566

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

	For the Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$65,937	$23,308
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Common stock issued for conversion of mandatory preferred stock	$8,803	$-

Compensation upon vesting of stock options granted to employees	15,767	58,038
Compensation for vesting of restricted stock awards issued to the board of directors	77,500	78,750
Value of warrants issued for services	-	13,225
Total	$93,267	$150,013

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 ("Form 10-K"). The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

The condensed consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid and diesel particulate air filters in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

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

LiqTech Systems AS, a Danish Corporation ("LiqTech Systems") (Formerly Provital Solutions AS) was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within the pool and spa markets, marine applications, and a number of industrial applications within Denmark and international markets.

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

Consolidation -- The condensed consolidated financial statements include the accounts and operations of the Company. The non-controlling interests in the net assets of the subsidiaries are recorded in equity. The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these condensed consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and nine months ended September 30, 2018 and 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at September 30, 2018 and December 31, 2017.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Allowance for doubtful accounts at the beginning of the period	$660,581	$2,128,452
Bad debt expense	82,776	(102,189)
Receivables written off during the periods	0	(1,678,856)
Effect of currency translation	(26,372)	313,174
Allowance for doubtful accounts at the end of the period	$716,985	$660,581

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the nine months ended September 30, 2018.

The customer generally arranges and pays for shipping activities.  When the Company does arrange for shipping, it is billed to the Customer. The Cost to prepare the product for shipment handling are paid by the Company and reported on the line “Cost of goods sold” in the unaudited consolidated statements of operations.

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer, upon shipment or upon final installation of the system based on the terms of the contract. For the majority of Liquid Membrane Filters and Diesel Particulate Filters, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Deferred revenue / Customer deposits.

The Company has received long-term contracts for grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided, or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Balance Sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our Balance Sheets as contract liabilities.

The two tables below set forth the costs incurred, and earnings accrued on uncompleted contracts compared with the billings on those contracts through September 30, 2018 and December 31, 2017 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	September 30,	December 31,
	2018	2017
Cost incurred on uncompleted contracts	$2,729,799	$507,633
Estimated earnings	2,000,477	651,304
	4,730,276	1,158,937
Billings on uncompleted contracts	(4,466,683)	(975,682)
Contract asset (liabilities)	$263,593	$183,255

	September 30,	December 31,
	2018	2017
Contract assets	$703,971	$490,100
Contract liabilities	(440,378)	(306,845)
Contract assets (liabilities)	$263,593	$183,255

The Company’s disaggregated revenue is reported in Note 12.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $25,018 and $9,270 for the nine months ended September 30, 2018 and 2017, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the nine months ended September 30, 2018 and 2017 were $498,526 and $375,026, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options to certain key employees during the years presented in the accompanying condensed consolidated financial statements (see note 11). The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $93,267 and $150,013 have been recognized for the vesting of options and stock awards granted to employees.

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

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited cash and has recently incurred significant losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in raising additional cash through the issuance of debt or equity instruments or return to profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes the Company is progressing toward alleviating this substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. During April of 2018, the Company raised $6.6 million through the sale of 19,448,529 common shares, and the Company has signed framework agreements with a total of three large marine scrubber manufacturers for the potential future sale of a significant number of filtration systems in late 2018 and 2019.

NOTE 3 - INVENTORY

Inventory consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Furnace parts and supplies	$362,046	$400,589
Raw materials	1,111,863	1,260,209
Work in process	2,390,461	2,123,418
Finished goods and filtration systems	1,598,881	2,297,743
Reserve for obsolescence	(1,210,102)	(1,420,093)
Net Inventory	$4,253,149	$4,661,866

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	Useful Life			2018	2017
Production equipment	3	-	10	$9,727,241	$10,114,398
Lab equipment	3	-	10	83,935	87,094
Computer equipment	3	-	5	200,642	204,553
Vehicles	3	-	5	72,581	75,312
Furniture and fixture		5		102,828	106,047
Leasehold improvements		10		1,047,583	1,076,731
				11,234,810	11,664,135
Less Accumulated Depreciation				(9,628,979)	(9,704,930)
Net Property and Equipment				$1,605,831	$1,959,205

Depreciation expense amounted to $619,536 and $731,312 for the nine months ended September 30, 2018 and 2017, respectively. The property and equipment are held as collateral on lines of credit and guarantees with financial institutions. See Note 7.

NOTE 5 - INVESTMENTS AT COSTS

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of September 30, 2018	Level 1	Level 2	Level 3

Investments	-	-	5,783

Total	-	-	5,783

As of December 31, 2017	Level 1	Level 2	Level 3

Investments	-	-	6,001

Total	-	-	6,001

At September 30, 2018, our total investments of $5,783 consisted of an investment of $5,783 in LEA Technology in France to strengthen our sales channels in the French market.

At December 31, 2017, our total investments of $6,001 consisted of an investment of $6,001 in LEA Technology in France to strengthen our sales channels in the French market.

 NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2018 and December 31, 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $1,363 and $3,349, respectively. The patents are recorded at cost and amortized over two to ten years. Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,924 and $1,651, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2018	606
2019	757
Thereafter	-
$1,363

NOTE 7 - LINES OF CREDIT

In connection with certain orders, the Company may provide a working guarantee, prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,690 at September 30, 2018) with a bank, subject to certain base limitations. As of September 30, 2018, we had DKK 94,620 (approximately $14,690) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 8 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring in November 2018, March 2019 and March 2021. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2018 are as follows:

Year ending December 31,	Lease Payments
2018	151,200
2019	268,862
2020	182,676
2021	30,548
Thereafter	-
Total Minimum Lease Payments	$633,286

Lease expense charged to operations was $490,700 and $481,001 for the nine months ended September 30, 2018 and 2017, respectively.

Capital Leases - The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $1,376, which expires in February and July of 2019 whereupon we are subject to a balloon payment of $9,231 to purchase the equipment.

The following represents future minimum capital lease payments as of September 30, 2018:

Year ending December 31,	Lease Payments
2018	4,129
Thereafter	72,227
Total minimum lease payments	76,356
Less amount representing interest	(2,043)
Present value of minimum lease payments	74,313
Less Current Portion	(74,313)
$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2018 and 2017, matching contributions were expensed and totaled $8,275 and $8,636, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech Int. DK, the 40% owner of the Venture (“Defendant”), for damages of €750,000 before the Court of Como, Italy, alleging, among other things, that certain products provided by Defendant to the Venture were defective. On July 31, 2018, the Judge rejected the Plaintiff’s claim and his request of compensation of €750,000, ordering the Plaintiff to pay the Company’s legal expenses.

On December 20, 2017, the Company received a demand for approximately $1,098,678 from the previous installation of a water treatment system. The customer is disputing that the system complies with the contact based on testing inputs to the system outside the parameters of the contract. The Company has completed the installation of the system, tested the system, and contends it is compliance with the contract’s requirements. On September 28, 2018 the Company entered an agreement with the customer resulting in the customer paying $437,000 as final payment of outstanding unpaid balances and foregoing any further demands.

In connection with certain orders, the Company may provide a working guarantee, prepayment guarantee, or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,690 at September 30, 2018) with a bank, subject to certain base limitations. As of September 30, 2018, we had DKK 94,620 (approximately $14,690) in working guarantee against the line.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts included in accrued expenses on the balance sheet, are as follows:

2018
Balance at December 31, 2017	$189,901
Current year warranty expense	102,286
Change in estimate related to pre-existing warranties	-
Payments made	(10,927)
Foreign currency effect	(9,693)
Balance at September 30, 2018	$271,567

 NOTE 10 - EARNINGS PER SHARE

For the nine months ended September 30, 2018, Parent had 380,000 options outstanding to purchase common stock of Parent at $0.74 to $1.01 per share, and Parent had 400,000 warrants outstanding to purchase common stock of Parent at $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

As of September 30, 2018, there were 780,000 common stock equivalents from options and warrants that were excluded from the diluted EPS (earnings per share) calculation as their effect is anti-dilutive.

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

Parent has 10,000,000 authorized shares of preferred stock, $0.001 par value. As of September 30, 2018, and December 31, 2017, respectively, there were 0 and 2,200,837 mandatory convertible preferred shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock -- Parent has 100,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2018 and December 31, 2017, respectively, there were 72,740,547 and 44,429,264 common shares issued and outstanding.

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

On January 2, 2018, Parent issued 59,406 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company recognized the non-cash compensation during the period ending September 30, 2018. The shares vested immediately.

On November 22, 2017, the Parent completed a private placement of 2,200,837 shares of mandatory convertible preferred stock (1 to 4 conversion rate) or 8,803,348 shares of common stock at a per share price of $1.20 per preferred share for aggregate proceeds to the Parent of $2,641,004, net of offering costs of $127,736.  During the period ending September 30, 2018, 2,200,837 mandatory convertible preferred shares of Series A Convertible Preferred Stock were converted into 4 common shares per share, or 8,803,348 common shares.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at September 30, 2018 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.65	400,000	0.82	$1.65	400,000	$1.65
Total	400,000	0.82	$1.65	400,000	$1.65

At September 30, 2018 and 2017, the Company had zero non-vested warrants. We have recorded non-cash compensation expense of $0 and $13,225 for the period ended September 30, 2018 and 2017 related to the warrants issued.

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

Stock Options

In August 2011, Parent’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At September 30, 2018, 380,000 options were granted and outstanding under the Plan.

The Company recognizes stock based compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognized stock based compensation expense related to the options of $33,267 and $58,038 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company had $46,666 unrecognized compensation cost related to non-vested options expected to be recognized through August 14, 2020.

A summary of the status of the options outstanding under the Company’s stock option plans at September 30, 2018 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74	250,000	1.87	$0.74	250,000	$0.74
$1.01	130,000	7.23	$1.01	130,000	$1.01
Total	380,000	4.02	$0.86	380,000	$0.86

A summary of the status of the options at September 30, 2018, and changes during the period is presented below:

	September 30, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	455,000	$0.82	4.15	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(75,000)	0.74	-	-
Expired	-	-	-	-
Outstanding at end of period	380,000	$0.83	3.70	$314,500
Vested and expected to vest	380,000	$0.83	3.70	$314,500
Exercisable end of period	380,000	$0.83	3.70	$314,500

The total intrinsic value of options at September 30, 2018 was $314,500. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2018 (for outstanding options), less the applicable exercise price.

NOTE 12 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

For the nine months ended September 30, 2018, our largest customer accounted for approximately 9% of our net sales.

For the nine months ended September 30, 2017, our four largest customers accounted for approximately 13%, 12%, 9% and 5% of our net sales.

The Company sells products throughout the world; disaggregated revenue by geographical region is as follows for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
United States and Canada	$273,806	$271,434	$643,556	$835,602
Australia	181,174	215,713	463,967	502,895
South America	22,775	-	50,452	-
Asia	154,715	253,460	1,083,332	1,379,607
Europe	2,714,734	1,715,877	7,095,307	5,632,654
	$3,347,204	$2,456,484	$9,336,614	$8,350,758

The Company’s disaggregated revenue by product line is as follows for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Ceramic diesel particulate	$1,921,097	$1,519,920	$5,458,260	$5,677,005
Liquid filters and systems	1,426,107	933,182	3,878,354	2,550,144
Kiln furniture	-	3,382	-	123,609
	$3,347,204	$2,456,484	$9,336,614	$8,350,758

As of September 30, 2018, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively. As of September 30, 2017, approximately 85% and 15% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 13 - SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 14, 2018 and there were no material subsequent events.

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation (”Parent”), together with its direct and indirect wholly owned subsidiaries. The subsidiaries include LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), which in turn owns LiqTech Systems A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (formerly known as Provital, “LiqTech Systems”). Parent also owns LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems and LiqTech Delaware are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area, LiqTech Systems’ operations are located in Hobro in Jutland, Denmark, and our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has limited cash and recently incurred significant losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in raising additional cash through the issuance of debt or equity instruments or return to profitable operations in the future. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes the Company is progressing toward alleviating this substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. During April of 2018, the Company raised $6.6 million through the sale of 19,448,529 common shares, and the Company has signed framework agreements with a total of three large marine scrubber manufacturers for the potential future sale of a significant number of filtration systems in late 2018 and 2019.

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

On October 1, 2018, we announced that we had signed another framework agreement with one of the worlds largest marine scrubber manufacturer to develop a new product for the treatment of marine scrubber wastewater.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following tables sets forth our revenues, expenses and net income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
					Period to Period Change
	2018	As a % of Sales	2017	As a % of Sales	US$	Percent %
Net Sales	3,347,204	100.0%	2,456,484	100.0%	890,720	36.3%
Cost of Goods Sold	3,058,465	91.4	2,772,451	112.9	286,014	10.3
Gross Profit (Loss)	288,739	8.6	(315,967)	(12.9)	604,706	(191.4)

Operating Expenses
Selling expenses	414,504	12.4	521,627	21.2	(107,123)	(20.5)
General and administrative expenses	657,714	19.6	433,368	17.6	224,346	51.8
Non-cash compensation expenses	5,833	0.2	24,055	1.0	(18,222)	(75.8)
Research and development expenses	152,849	4.6	121,680	5.0	31,169	25.6
Total Operating Expenses	1,230,900	36.8	1,100,730	44.8	130,170	11.8

Loss from Operations	(942,161)	(28.1)	(1,416,697)	(57.7)	474,536	(33.5)

Other Income (Expense)
Interest and other income	1,814	0.1	2,790	0.1	(976)	(35.0)
Interest (expense)	(5,463)	(0.2)	(3,781)	(0.2)	(1,682)	44.5
Gain (loss) on currency transactions	23,861	0.7	(26,913)	(1.1)	50,774	(188.7)
Loss on sale of equipment	-	-	(34,824)	(1.4)	34,824	(100.0)
Total Other Income (Expense)	20,212	0.6	(62,728)	(2.6)	82,940	(132.2)

Loss Before Income Taxes	(921,949)	(27.5)	(1,479,425)	(60.2)	557,476	(37.7)
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Loss	(921,949)	(27.5)	(1,479,425)	(60.2)	557,476	(37.7)

	Nine Months Ended September 30,
					Period to Period Change
	2018	As a % of Sales	2017	As a % of Sales	$	Percent %
Net Sales	9,336,614	100.0%	8,350,758	100.0%	985,856	11.8
Cost of Goods Sold	8,447,645	90.5	8,202,634	98.2	245,011	3.0
Gross Profit	888,969	9.5	148,124	1.8	740,845	500.2

Operating Expenses
Selling expenses	1,288,294	13.8	1,506,369	18.0	(218,075)	(14.5)
General and administrative expenses	1,914,927	20.5	1,518,935	18.2	395,992	26.1
Non-cash compensation expenses	93,267	1.0	150,013	1.8	(56,746)	(37.8)
Research and development expenses	498,526	5.3	375,026	4.5	123,500	32.9
Total Operating Expenses	3,795,014	40.6	3,550,343	42.5	244,671	6.9

Loss from Operations	(2,906,045)	(31.1)	(3,402,219)	(40.7)	496,174	(14.6)

Other Income (Expense)
Interest and other income	12,271	0.1	3,093	0.0	9,178	296.7
Interest (expense)	(65,937)	(0.7)	(23,308)	(0.3)	(42,629)	182.9
Gain (Loss) on currency transactions	240,947	2.6	(54,600)	(0.7)	295,547	(541.3)
Loss on sale of equipment	-	-	(28,056)	(0.3)	28,056	(100.0)
Total Other Income (Expense)	187,281	2.0	(102,871)	(1.2)	290,152	(282.1)

Loss Before Income Taxes	(2,718,764)	(29.1)	(3,505,090)	(42.0)	786,326	(22.4)
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Loss	(2,718,764)	(29.1)	(3,505,090)	(42.0)	786,326	(22.4)

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Revenues

Net sales for the three months ended September 30, 2018 were $3,347,204 compared to $2,456,484 for the same period in 2017, representing an increase of $890,720 or 36.3%. The increase in sales consisted of an increase in sales of liquid filters and systems of $492,924, an increase in sales of DPFs of $401,177 and a decrease in sales of kiln furniture of $3,382. The increase in demand for our liquid filters and systems is mainly due to realization of certain business opportunities compared to the same period last year when various projects were delayed. The increase in demand for our DPFs is mainly due to a special order as the market activity is stabile compared to the same period in 2017. The decrease in demand for our kiln furniture is due to the decision to discontinue this product line.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $288,739 compared to a negative gross profit of $(315,967) for the same period in 2017, representing an increase of $604,706 or 191.4%. The increase in gross profit was due to higher sales activity and a better product mix with increased sales of liquid filters and systems, which historically have a higher gross margin. Included in gross profit is depreciation of $189,455 and $268,872 for the three months ended September 30, 2018 and 2017, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2018 were $1,230,900 representing an increase of $130,170 or 11.8%, compared to $1,100,730 for the same period in 2017. This increase in operating expenses is attributable to an increase in general and administrative expenses of $224,346, or 51.8%, and an increase in research and development expenses of $31,169, or 25.6%, compared to the same period in 2017, partially offset by a decrease in selling expenses of $107,123, or 20.5% and a decrease in non-cash compensation expenses of $18,222, or 75.8%.

Selling expenses for the three months ended September 30, 2018 were $414,504, compared to $521,627 for the same period in 2017, representing a decrease of $107,123, or 20.5%. This decrease is due to a cost reduction in selling expenses in general and a centralization of the sales structure for the three months ending September 30, 2018, compared to the same period in 2017.

General and administrative expenses for the three months ended September 30, 2018 were $657,714 compared to $433,368 for the same period in 2017, representing an increase of $224,346, or 51.8%. This increase is attributable to an increase in costs in general and to hiring of additional employees, compared to the same period in 2017.

Non-cash compensation expenses for the three months ended September 30, 2018 were $5,833, compared to $24,055 for the same period in 2017, representing a decrease of $18,222, or 75.8%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants granted to directors, employees and management for services performed, compared to the same period in 2017.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2018	2017
Compensation upon vesting of stock options granted to employees	$-	$13,397
Compensation for vesting of restricted stock awards issued to the board of directors	5,833	6,250
Value of Warrants granted for services	-	4,408
Total Non-Cash Compensation	$5,833	$24,055

Research and development expenses for the three months ended September 30, 2018 were $152,849 compared to $121,680 for the same period in 2017, representing an increase of $31,169, or 25.6%. This increase is attributable to additional investment in our scrubber solution to satisfy what we believe is a large, imminent growth opportunity.

Net Income

Net loss for the three months ended September 30, 2018 was $921,949 compared to a loss of $1,479,425 for the comparable period in 2017, representing a decrease in loss of $557,476, or 37.7%. This improvement was primarily attributable to higher gross profit and increase in other income, partially offset by an increase in total operating expenses for the three months ending September 30, 2018, compared to the same period in 2017.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Revenues

Net sales for the nine months ended September 30, 2018 were $9,336,614 compared to $8,350,758 for the same period in 2017, representing an increase of 985,856 or 11.8%. The increase in sales consisted of an increase in sales of liquid filters and systems of $1,328,210, a decrease in sales of DPFs of $218,745 and a decrease in sales of kiln furniture of $123,609. The increase in demand for our liquid filters and systems is mainly due to realization of certain business opportunities compared to the same period last year when various projects were delayed. The decrease in demand for our DPFs is mainly due to a decrease in market activity compared to the same period last year. The decrease in demand for our kiln furniture is due to the decision to discontinue this product line.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $888,969 compared to a gross profit of $148,124 for same period in 2017, representing an increase of $740,845 or 500.2%. The increase in gross profit was primarily due to higher sales activity for our liquid filters and systems, which historically have a higher gross margin. Included in gross profit is depreciation of $619,536 and $732,963 for the nine months ended September 30, 2018 and 2017, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2018 were $3,795,014 representing an increase of $244,671 or 6.9%, compared to $3,550,343 for the same period in 2017. This increase in operating expenses is attributable to an increase in general and administrative expenses of $395,992, or 26.1% and an increase in research and development expenses of $123,500, or 32.9%, partially offset by a decrease in selling expenses of $218,075, or 14.5%, and a decrease in non-cash compensation expenses of $56,746, or 37.8%, compared to the same period in 2017.

Selling expenses for the nine months ended September 30, 2018 were $1,288,294 compared to $1,506,369 for the same period in 2017, representing a decrease of $218,075, or 14.5%. This decrease is attributable to a cost reduction in selling expenses in general and a centralization of the sales structure for the nine months ending September 30, 2018, compared to the same period in 2017.

General and administrative expenses for the nine months ended September 30, 2018 were $1,914,927 compared to $1,518,935 for the same period in 2017, representing an increase of 26.1%. This increase is attributable to an increase in the number of employees, increasing costs in general and some timing issues for the nine months ending September 30, 2018, compared to the same period in 2017.

Non-cash compensation expenses for the nine months ended September 30, 2018 were $93,267, compared to $150,013 for the same period in 2017, representing a decrease of $56,746, or 37.8%. This decrease is attributable to decreased non-cash compensation expense for options, shares and warrants granted to directors, employees and management for services performed as compared to the same period in 2017.

The following is a summary of our non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017
Compensation upon vesting of stock options granted to employees	$15,767	$58,038
Compensation for vesting of restricted stock awards issued to the board of directors	77,500	78,750
Value of Warrants granted for services	-	13,225
Total Non-Cash Compensation	$93,267	$150,013

Research and development expenses for the nine months ended September 30, 2018 were $498,526, compared to $375,026 for the same period in 2017. This increase is attributable to additional investment in our scrubber solution to satisfy what we believe is a large, imminent growth opportunity.

Net Income

Net loss for the nine months ended September 30, 2018 was $2,718,764, compared to a loss of $3,505,090 for the same period in 2017, representing a decrease in net loss of $786,326, or 22.4%. This improvement was primarily attributable to higher gross profit and an increase in other income, partially offset by an increase in total operating expenses for the nine months ending September 30, 2018, compared to the same period in 2017.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments and our available lines of credit. At September 30, 2018, the Company did not have any available lines of credit with any lender. At September 30, 2018, we had a cash balance of $3,861,595 and working capital of $7,665,933 and at December 31, 2017, we had cash balance of $2,486,199 and working capital of $4,659,876. At September 30, 2018, our working capital increased by $3,006,056 compared to December 31, 2017 due to a registered public offering of common stock in the second quarter of 2018 and an increase in accounts receivable. Total current assets were $11,987,465 and $9,427,697 at September 30, 2018 and at December 31, 2017, respectively, and total current liabilities were $4,321,532 and $4,767,821 at September 30, 2018 and at December 31, 2017, respectively.

In connection with certain orders, we may provide customers a working guarantee, prepayment guarantee, or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,690 at September 30, 2018) with a bank, subject to certain base limitations. As of September 30, 2018, we had DKK 94,620 (approximately $14,690) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

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

Cash Flows

Nine months ended September 30, 2018 Compared to nine months ended September 30, 2017

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2018 was $3,838,206, representing an increase of $1,137,626 compared to cash used by operating activities of $2,700,580 for the nine months ended September 30, 2017. The $1,137,626 increase in cash used by operating activities for the nine months ended September 30, 2018 was mainly due to a decrease of $667,303 in accrued expenses, a decrease of $328,673 in accounts payable and an increase of $890,328 in account receivables. This was partially offset by a increase in cash flow from inventories of $215,252.

The increase in accounts receivable, the decrease in accrued expenses, the decrease in accounts payable, the decrease in inventories and the increase in contract liabilities were all due to normal variations in the ordinary course of business.

Cash used in investing activities was $145,984 for the nine months ended September 30, 2018, as compared to cash used in investing activities of $82,124 for the nine months ended September 30, 2017. Cash used in investing activities increased by $63,860 for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This increase was due to $51,034 in the purchase of equipment for the nine months ended September 30, 2018 and the sale of equipment of $12,827 for the nine months ended September 30, 2017.

Cash provided by financing activities was $5,913,204 for the nine months ended September 30, 2018, as compared to cash provided by financing activities of $1,707,690 for the nine months ended September 30, 2017. This increase of $4,205,514 in cash provided by financing activities was mainly due to a public offering that raised $6,612,500 less offering costs of $747,423 during the nine months ended September 30, 2018.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions that are not disclosed in our condensed consolidated financial statements.

Operating Leases - The Company leases office and production facilities under operating lease agreements expiring in August 2018 and March 2021. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2018 are as follows:

Year ending December 31,	Lease Payments
2018	151,200
2019	268,862
2020	182,676
2021	30,546
Thereafter	-
Total Minimum Lease Payments	$633,284

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see “Note 1: Recently Enacted Accounting Standards” in the accompanying Financial Statements.

Subsequent Events

The Company’s management reviewed material events through November 14, 2018 and there were no material subsequent events.

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

Management's Remediation Initiatives

Management, including our new Chief Financial Officer hired in August 2018, is actively developing a remediation plan and implementing new controls and processes to address the deficiencies more fully set forth in our Form 10-K for the year ended December 31, 2017. Upon identifying the material weakness in of our internal controls, we have taken actions to strengthen our internal control structure.

Management continues to meet with key managers and control owners to evaluate the effectiveness of internal controls and to ensure implementation of remediation initiatives.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LiqTech International, Inc.

Dated: November 14, 2018	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)