Form 10-K
period 2018-12-31
LIQTECH INTERNATIONAL INC
filed 2019-04-01
CIK 1307579

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4544986000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2018, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $0.7446 per share on June 30, 2018 was $52,533,852. As of March 29, 2019, there were 73,078,184 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

Forward Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1.	Business

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (DPFs) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area and in Hobro, and our U.S. operations are conducted in White Bear Lake, Minnesota.

Our Products

We manufacture and sell ceramic membranes and systems for the filtration of liquids and diesel particulate filters for the control of soot exhaust particles from diesel engines.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic silicon carbide membranes and systems for liquid filtration using our patented silicon carbide technology (sometimes also referred to herein as our “SiC Filters”). Our currently focus is on marine scrubber bleed water, hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water and other industrial applications.

Our SiC Filters have been used in the following applications by our clients:

●

Marine scrubber bleed water: We supply water filtration systems for marine scrubber systems that may be employed on marine vessels to reduce sulphur emissions resulting from operating on heavy fuel oil (HFO). To date, more than 100 water treatment systems have been ordered by European and Asian scrubber technology providers.

●

Produced water: Our membranes can be used for the filtration of "produced" water – a byproduct of oil and gas production. The amount of produced water varies between 0.1 to ten times the amount of oil produced. We have performed testing with major international private and public oil and gas companies. We have been awarded a contract by an international oil and gas company to provide and service produced water filters on one of its offshore platforms. Two additional commercial installations have been commissioned with LiqTech membranes.

●

Pre-filtration of reverse osmosis drinking water: Prior to passing through reverse osmosis membranes to produce drinking or industrial water from sea or surface water, the sea or surface water must be pre-filtered. We have performed successful tests for the pre-filtration of sea and surface water for this purpose with numerous clients.

●

Industrial applications: We have delivered complete water treatment systems for certain targeted, aggressive fluids applications, such as the removal of heavy metals for energy providers in Denmark and Finland and the filtering of mining wastewater for a European mining company.

●

Producing clean drinking water: The potential of LiqTech SiC Filters in drinking water production is diverse and the benefits are numerous. Some examples include ground water – removal of precipitated salts such as iron and manganese; surface water – removal of organic suspended solids and humic acid; and sea water – pre-filtration before reverse osmosis. We have entered into a cooperation agreement with a leading pump producer Grundfos to market a newly developed water treatment unit for ground water.

●	Pool and spa water: We have supplied several turnkey water filtration systems for medium to very large public swimming pool installations in Europe.

Our products are based on the following silicon carbide membrane technologies:

●

CoMem is a unique patented membrane technology that utilizes a cross-flow structure to handle high concentrations of suspended solids found, for example in produced water from the oil and chemical industry and wastewater from industrial processes and manure filtration; and

●

Aqua Solution, which integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications in the pre-treatment for reverse osmosis, wastewater treatment and swimming pool and spa water filtration.

Our SiC Filters are manufactured with a silicon carbide ceramic membrane based on a patented technology. We are not aware of other companies that makes both the substrate (honeycomb) and the membrane (the part which accomplishes the filtering) solely from silicon carbide.

The advantages of our SiC Filters compared to other pre-filtration systems for reverse osmosis are:

●

Our SiC Filters offer the same water flow as commonly used sand filters that require up to 400 times more space and have pore sizes at least three times bigger than our SiC Filters, and reduce the number of membrane elements and pressure vessels;

●	With our SiC Filters, high flow capacities are achieved at very low pressures, which reduces energy costs;

●	Our SiC Filters reduce water consumption for sand filter backwash; and

●	Our SiC Filters eliminate the consumption or maintenance of filter cartridges.

Our SiC Filters offer consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. Our membranes are ideal for the treatment of scrubber wash water, produced water for discharge, re-injection, pre-reverse osmosis ("RO") as well as polymer flooded streams. We offer on shore and off shore solutions and have extensive experience with produced water streams for fracking, gas condensate, and oil emulsions. We believe our SiC Filters are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost and robustness with reduced downtime. Our chemically inert plug-and-play filter designs are extremely hard, chemically resistant and durable materials with high flux (flow) to increase membrane life and reduce downtime for cleaning. SiC Filters are stronger, harder, longer lasting, more temperature resistant, and recover faster than conventional ceramic or polymeric membranes.

Our flat sheet membranes (“FSM”) offer low energy consumption, maximum permeation, innovative rack design, and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse. The FSM carrier and the selective layer are also made of silicon carbide, which gives the product unique advantages such as high flux, total chemical resistance (pH 0-14), long life, and the lowest fouling tendency of any polymeric or ceramic membrane material. Our tubular membranes offer robust and high yield membrane solutions for produced water for the Oil & Gas market and industrial wastewater in removing suspended solids as well as oil droplets and oil-emulsions from solutions. Our dynamic high flux membrane disks are designed for the removal of high suspended solids. The filtration path direction is outside-in, with internal permeation channels that facilitate removal of the solids. A cross-flow effect is generated through the rotation of the discs at high velocities that enables flow cleaning of the filter membrane surface. This principle offers energy savings can exceed 80% compared to conventional cross flow.

For the years ended December 31, 2018 and 2017, we received grants from governmental entities of $431,340 and $458,064, respectively.

For the years ended December 31, 2018 and December 31, 2017, our sales of liquid filters, services and systems were $5,264,663 and $3,529,360, respectively, and accounted for 43% and 31% of our total sales, respectively.

Diesel Particulate Filters (DPFs)

We offer diesel particulate filters for exhaust emission control solutions to the verified retrofit and original equipment manufacturer (OEM) market through our direct sales force. DPF sales are generally made to distributors specializing in sales to end users. We use a proprietary “nano washcoat” to provide catalytic coating for anything from diesel particulate filters to catalytic converters. We have developed a robust silicon carbide diesel particulate filter that is especially effective for vehicles that produce a high soot load, and, if properly maintained, should last as long as the vehicle’s engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience and thermal conductivity. Our DPF products are sold worldwide under the LiqTech brand name.

Our DPF Filters can handle higher soot loads than filters that do not use a silicon carbide membrane, which makes them ideal for situations in which engines infrequently reach high enough temperatures to burn off soot. Examples include:

●	Garbage trucks;

●	Port vehicles;

●	Diesel pickup trucks not carrying a full load;

●	Off-road construction vehicles that idle for long periods of time; and

●	Intra-city vehicles that do not reach highway speeds.

For the years ended December 31, 2018 and 2017, our sales of DPFs were $6,536,085 and $7,230,416, respectively, and accounted for 53% and 64% of our total sales, respectively.

Kiln Furniture

Kiln furniture refers to all items used in a kiln to support ceramics and create additional space to maximize the number of items for each firing. Our high-quality SiC kiln furniture is thinner (allowing more items to be added for each firing), withstands higher heat, lasts longer and reduces the firing time (reducing energy costs) as compared to cordierite, mullite and oxide bonded kiln furniture.

Although we have produced kiln furniture as a way to maximize the efficiency of our manufacturing process and not as one of our primary products, we intend to phase out this commercial product over time.

For the years ended December 31, 2018 and December 31, 2017, our kiln furniture revenues were $0 and $125,337, respectively, and accounted for 0% and 1% of our total sales, respectively.

Our Competitive Strengths

We believe the following strengths position us to increase our revenue and profitability:

●	Advantages of Silicon Carbide Membranes: Our diesel exhaust and liquid filtration products utilize silicon carbide membranes, which have certain qualities that we believe make our products more effective than those of our competitors. Unlike filtration products that use aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (tendency of a surface to become wet or to absorb water) that results in unique flux (low energy consumption). Silicon carbide is also very durable with hardness second only to diamonds, making it a highly desirable material for a variety of aggressive fluids in industrial applications. As a result, we believe that such superior properties make our products desirable in both exhaust emissions control products and liquid filtration products.

●	Complete systems fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrosive resistant materials and components. We provide complete in-house engineering capabilities for process design, 3D modelling and controls. The entire specification, engineering, fabrication and commissioning process is delivered by our professional staff of highly-dedicated engineers and craftsmen. We believe that suppling our customers with turnkey solutions built upon our silicon carbide membranes is unique in the market. LiqTech is more than a membrane supplier—we see ourselves as a provider of complete water treatment systems.

●	Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including: filtration of marine scrubber wash water, processing of industrial waste water and produced water, pre-treatment of drinking water, pre-filtration for reverse osmosis, oil emulsion separation, bacteria removal for aquaculture, commercial swimming pool water treatment and the separation of metals from liquids in industrial processes.

●	Marketing and Manufacturing in Key Markets and Expanding to Other Market: We have production and sales capacity in North America and Europe. We also sell our products through distributors and agents in many other countries such as China, Spain, UK, Korea, France, Italy and Brazil. We have established customer relations in more than 25 countries.

●	Strong and Experienced Management Team: Our management team has deep experience in the clean technology and filtration industries and drives growth through the development of new applications and technologies, and cultivating relationships with customers.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths in silicon carbide filters and membranes by focusing on discrete applications in key end markets. Essential features of our strategy include:

●	Continue to maintain and gain new marine industry customers. We currently provide water filtration systems for scrubber technology providers, ship owners and ship operators.

●

Enter new geographic markets and expand existing markets. We plan to continue to manufacture and sell our products from our core operations in Denmark and the United States. We work with distributors, agents and partners to access other important geographic markets.

●

Continue to strengthen our position in the DPF market. We believe that we have a strong position in the retrofit market for diesel particulate filter (DPF) systems. We intend to continue our efforts to maintain our market position in this area. Furthermore, we intend to leverage our experience in the OEM market by expanding our presence with new products relating to diesel particulate filter systems.

●

Continue to develop and improve technologies and open new end markets. We intend to continue to develop our ceramic membranes and improve the filtration efficiency for our filtration products. Through continuous research and development, we intend to find new uses for our products and plan to expand into new markets that offer significant opportunity for the Company. One of our key strategies is to develop our membrane applications in partnership with our customers including, for example, the development of the next generation of diesel particulate filters with asymmetric design for the OEM market.

●

Continue our focus on the development and sales of standardized systems. We will continue our focus on selling systems based on our unique SIC Filters. We will also combine the ceramic membranes with other technologies to be able to offer our customers complete filtration solutions. We will continue our focus on developing smaller standard systems, like our ground water treatment system and our residential swimming pool system.

Our Industry

Overview

We primarily serve two industries: the liquid filtration system market and the diesel particle filter (DPF) market. Our goal is to leverage our products and technology into industrial liquid filtration applications that offer significant growth opportunity and to take advantage of favorable market trends.

Liquid Filtration Market

The market for marine water filtration systems is rapidly developing due to new regulations for sulphur and ballast water emissions. Industry experts estimate that 8,000-10,000 ships will install a scrubber water treatment system over the next five to seven years (2018 Market Research Report on Global Marine Scrubber By Players, Type and Applications, Status and Forecast, 2012-2022).  The use of wet scrubbers to clean the exhaust from marine engines that use high sulphur residual oil and diesel fuels may lead to the discharge of high concentrations of harmful compounds in the waters from vessels using such scrubbers. Several trials have been conducted onboard vessels by scrubber suppliers to define the constituent concentrations in wash water discharge. The trials found that scrubber wash water also contains suspended solids, heavy metals, hydrocarbons and polycyclic aromatic hydrocarbons (PAHs). Before the scrubber wash water is discharged, it must be treated to remove solids. LiqTech’s water treatment systems can be used to remove the solids from wet scrubber wash water. The treatment process includes a pre-filtration step followed by a LiqTech SiC membrane filtration. Treated water quality is monitored (NTU, PAH and pH) before discharge.  The Company is globally engaging with scrubber equipment suppliers, ship owner/operators and ship yards. Furthermore, we are presenting the water treatment solutions at marine conferences and trade shows.

In addition to our marine scrubbers, LiqTech offers packaged systems consisting of ceramic SiC and conventional reverse-osmosis (RO) membranes for industrial and municipal customers. We anticipate that global demand will increase for robust and low operating expense products such as ours that are well suited for mobile and modular systems. RO membranes are increasingly being used for the production of drinking water (desalination of sea water or brackish water), for demineralized water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceuticals production. In addition, many laboratories rely on pure water for which demineralization is an essential step. LiqTech is differentiated by what we believe is our superior SiC membrane technology and by being able to provide a complete water treatment system. According to Lux Research, an industry expert, the aggregate water volume treated by membranes is expected to grow from 29 billion cubic meters in 2009 to 82 billion cubic meters in 2020.

We also see a general trend worldwide of increasing demand for higher quality re-injection water in connection with unconventional oil and gas production. In addition, we see tightening water discharge legislation, increasing water cuts (more water produced per barrel oil) and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening of produced water specifications is a problem for conventional treatment and filtration technologies. However, our SiC Filters have been shown to mitigate these challenges and we believe the increasing demand represents a favorable market trends for our business.

Water is essential to life on earth, and clean water shortages are expected to affect two-thirds of the human population by 2025 (Worldwildlife). One-third of the human population is living today without clean water, and this is expected to increase to two-thirds of the population by 2025 due to the growing population (United Nations). According to the World Health Organization, approximately 1.6 million children die every year due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for water filtration is growing rapidly, with more and larger plants being commissioned all over the world.

Diesel Particulate Filter (DPF) Market

The increase in global regulation of diesel engine exhaust particles is expected to drive growth in the DPF market. We expect jurisdictions in the United States to begin requiring DPF filters. In Europe, for example, cities in Germany are setting requirements for off-road machinery requirements for DPF filters. According to an industry publication, the global market for new DPF filters manufactured by OEMs is expected to increase from approximately 1.7 million units in 2010 to over 9 million units in 2020. Diesel emissions consist of several toxic gases and particles: particulate matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Abt Associates, for the Clean Air Task Force, estimates that approximately 21,000 people in the U.S. die prematurely each year from breathing diesel soot, 3,000 of those from lung cancer. Another 27,000 heart attacks, 14,500 hospitalizations and 2.4 million lost work days a year are attributable to diesel particulate matter exposures. In 2010, the Organization for Economic Co-operation and Development (OECD) estimated that diesel transport represented 50% of the total ambient air pollution in OECD countries, which equates to over $785 billion in health damages. The Abt Associates report, using EPA science advisory board methodology, estimated that the monetary value of the health damages from diesel-related particulate matter in the U.S. was approximately $139 billion (in 1999 dollars). Reducing diesel emissions will have both health benefits and social benefits, along with reduced costs.

In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan, which required the curtailment of diesel particle emissions by 25% by 2010 and a further 15% by 2020. New York City has implemented binding directives for the retrofitting of buses, garbage trucks and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007 defined particle count limits for certain cars and light utility vehicles. Also, in Europe, low emission zones have been implemented locally, creating a patchwork of regulation. The increase in global regulation of diesel engine exhaust particles is expected to drive growth in the DPF market.

The Asian markets have shown economic growth and an improved standard of living that has led to increased sales of vehicles in the region. At the same time, the pollution in major cities has reached high PM levels. As a result, we believe that the Chinese government could introduce additional regulations, including new emissions standards faster than previously anticipated. We also believe the high pollution levels will result in an increase in the need for retrofitting existing vehicles.

Manufacturing

We currently manufacture our products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota, and assemble our systems in LiqTech Systems, located in Hobro in Jutland, Denmark. We are planning to expand our production capacity, primarily through investment in additional equipment for our liquid filtration products.

Raw Materials

The main raw materials that we use in our manufacturing processes are silicon carbide, steel, plastic, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability. However, management believes that we could obtain satisfactory substitutes for these materials should they become unavailable.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers that use our products for gas and liquid filtration. The Company sells through direct sales people, systems integrators, distributors, agents and partners.

The Company initially focused on selling its DPF filters to the automotive industry. In 2014, we acquired LiqTech Systems (formerly known as Provital), a Danish filtration systems manufacturing company, which has enabled us to shift our focus to providing complete, modular liquid filtration systems. The Company’s liquid filtration systems business is now rapidly expanding, focusing on the marine industry and other industrial applications in mining, power generation, aquaculture, oil and gas, and other applications within the pool industry, water reclamation and drinking water.

For the year ended December 31, 2018, our four largest customers accounted for approximately 10%, 9%, 6% and 5%, respectively, of our net sales (approximately 31% in total). For the year ended December 31, 2017, our four largest customers accounted for approximately 16%, 10%, 7% and 5%, respectively, of our net sales (approximately 38% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers.

We plan to actively market our existing products to new customers as we increase our production capacity. As of March 2019, we had eight (8) full time salesmen or distribution agents. We promote our products through direct contact to potential customers and by meeting potential customers in trade fairs and exhibitions.

In certain instances, our products are delivered to the end customer through systems integrators. These systems integrators use our filtration products in larger filtration systems, which eventually are installed in products used by the end customer. Due to legislative regulation, systems integrators are often required by end customers to receive approval of their systems, including the components used in such systems, which requires significant time and expense. As a result, we believe that certain of the systems integrators that use our products will not replace our filters with competitive products unless there is good reason.

Intellectual Property

We have one issued United States patent that we co-own with a third party, two issued Danish patents, three issued foreign patents (Germany, China and South Korea) that we co-own with a third party and one pending European patent application which we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date (July 8, 2004) of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014, we obtained a new Danish patent application related to the silicon carbide membrane technology in Denmark.

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

We also believe that having distinctive names may be an important factor in marketing our products, and therefore use trademarks to brand some of our products. As of March 2019, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

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

Environmental Matters

We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage, disposal and release of waste and hazardous substances. It is our policy to comply with all applicable environmental requirements at each of our facilities. We are also subject to laws such as the Comprehensive Environmental Response, Compensation and Liability Act, which may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are subject to similar requirements in Denmark and other European countries. From time to time, we have identified minor environmental compliance issues at our facilities. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position.

We believe that, due to the constant focus on the environment and clean air and clean water standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both in the U.S. and abroad is likely as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these changing standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition and long-term prospects.

Research and Development

We have nine (9) full-time employees spending a majority of their working hours on research and development. For the years ended December 31, 2018 and 2017, we spent $661,014 and $536,848, respectively, on Company-sponsored research and development.

Competition

Our products compete with other filters that are made using both ceramic and plastic membranes. Most of our competitors are large industrial companies. However, we believe our patented technology allows us to produce high quality, products that give us an advantage over many of our competitors, many of which have greater financial, technological, manufacturing and personnel resources. We intend to continue to devote resources to developing new technologies and improving our products in order to maintain our existing customers and to add new customers.

Employees

We have 76 employees, 70 of whom were full-time employees. We have 65 employees at our operations in Denmark, including 9 in research and development, 8 in sales and engineering and 2 in executive management. We also have 11 employees in the United States sales, accounting and production.

Certain labor employees in Denmark are represented by workers’ councils that have collective bargaining agreements. With the exception of such Danish employees, no other employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our employees.

Corporate Information

We filed our Articles of Incorporation on July 1, 2004 and are incorporated under the laws of the State of Nevada. Our principal executive offices are located at Industriparken 22C, 2750 Ballerup, Denmark, and our telephone number is +45 44986000. We maintain an Internet website at www.liqtech.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC, and are available in print to any stockholder who requests a copy.  The information contained in, or accessible from, our website is not a part of this Annual Report.

Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Item 1A.   Risk Factors

RISKS RELATED TO OUR BUSINESS

Historically, we have been dependent on a few major customers for a significant portion of our Company's revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2018, our four largest customers accounted for approximately 10%, 9%, 6% and 5%, respectively, of our net sales (approximately 31% in total). During the year ended December 31, 2017, our four largest customers accounted for approximately 16%, 10%, 7% and 5%, respectively, of our net sales (approximately 38% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled, and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces their demand for our products, it will likely have a material adverse effect on our operations.

Furthermore, a significant portion of our accounts receivable is concentrated with a few major customers, who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company's outstanding receivables are not covered by collateral or credit insurance. The Company's exposure to credit and collectability risk on its receivables may also be higher in certain international markets and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

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

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected by economic as well as political reasons which are beyond our control. For example, in light of a past budget crisis in California, funding was not available for a state-funded emissions control project and its start date was pushed back. Funding for these types of emissions control projects drives the demand for our diesel particulate filters. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, which regulations and standards are frequently contested in litigation. For example, the Alliance for California Business filed suit against the California Air Resources Board in an effort to cease the California Air Resources Board’s mandate that a DPF be retrofitted on certain older diesel trucks. Likewise, our ability to expand our business in the marine industry is dependent on the effective implementation of IMO 2020, which requires the burning of low-sulphur oil for marine vessels. If existing regulations and emissions standards do not continue to become stricter, are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We expect to expand our operations. The growth of our business could place significant strain on our management and operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business.

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

Our patent strategy involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

Moreover, others may independently develop and obtain patents covering technologies that are similar or superior to the product forms, applications or manufacturing processes that we employ. If that happens, we may need to obtain licenses for these technologies and may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business. In addition, third parties could utilize our intellectual property rights in territories where we do not have intellectual property protection. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries, which could have a material adverse effect on our business.

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

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

●	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products;
●	The extent to which existing, and newly developed products obtain market acceptance;
●	The timing and size of customer purchases;
●	Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and
●	Increases in raw material costs.

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

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent and other countries, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future.

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

If we fail to staff our accounting and finance function adequately or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.

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

We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our intellectual property, theft, manipulation and destruction of private and proprietary data, and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy.

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

Since December 2, 2013, our common stock has been traded on NYSE American under the symbol LIQT. Because there is limited volume of our common stock, investors may not be able to liquidate their investments when they desire to do so.

In addition, if we fail to meet the criteria set forth in SEC and NYSE American rules and regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

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

The market price of our common stock has been volatile and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Rule 12b-2 of the Securities Exchange Act of 1934 ("Exchange Act") defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●

Had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●

In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●

In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

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

We have no current plans to pay dividends on our common stock. Therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment when they sell their shares, nor can we assure that investors will not lose the entire amount of their investment.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 67,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 57,000 square feet is used for production. The lease will expire on August 31, 2024. Our LiqTech Systems operations are located at Benshøj Industrivej 24, 9500 Hobro, Denmark. We lease approximately 20,699 square feet at our Hobro location, of which approximately 3,550 square feet is used for office space and 17,149 square feet is used for production. The lease will expire on November 30, 2019. Our U.S. operations are located at 1800 - 1808 Buerkle Road White Bear Lake, Minnesota 55110 where we lease approximately an aggregate of 25,700 square feet, of which 6,000 square feet is used for office space and 19,700 square feet is used for production. The lease will expire on March 1, 2021.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. On December 31, 2018, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

On November 20, 2018 a former supplier to Liqtech International AS contacted the Company with a claim of DKK448,500 ($68,800) alleging that a former Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as per December 31, 2018 as the Company does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems AS was contacted by a former supplier alleging that the Company owed DKK543,905 ($83,400) for services rendered in 2017, The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by the court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as per December 31, 2018.

On December 2017, we reported the following legal proceeding which have been ended in 2018 with the result below.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S (“Defendant”), the 40% owner of the Venture, 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective. In 2018 the lawsuit was revoked by the Italian court and the Plaintiff was ordered to pay the cost occurred in connection with the case to the Defendant.

On December 20, 2017, the Company received a demand from a customer for approximately $1,098,678 from the previous installation of a water treatment system. The customer was disputing that the system complied with the contact based on testing inputs to the system outside the parameters of the contract. The Company completed the installation and testing of the system and maintained that it was in compliance with the contract’s requirements. In 2018 the demand was settled between the parties and resulted in a final payment to the Company of EUR380,000 as a full and final settlement of the dispute. The amount was deemed income in Q4 2018.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on NYSE American under the symbol LIQT. The following table sets forth the high and low bid prices for the common stock for the periods indicated:

2019	High	Low
1st Quarter (through March 19, 2019)	$2.38	$0.30

2018	High	Low
4th Quarter	$1.85	$1.09
3rd Quarter	1.91	0.65
2nd Quarter	0.81	0.37
1st Quarter	0.69	0.30

2017	High	Low
4th Quarter	$0.57	$0.28
3rd Quarter	0.44	0.31
2nd Quarter	0.43	0.26
1st Quarter	0.67	0.36

The above table is based on a report provided by the NYSE American. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of March 24, 2019, we had approximately 3,340 stockholders of record.

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

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October 2011, we changed our name to LiqTech International, Inc. For more than a decade we have developed and provided state-of-the-art technologies for gas and liquid purification using ceramic silicon carbide filters, particularly highly specialized filters for the control of soot exhaust particles from diesel engines and for liquid filtration. Using nanotechnology, LiqTech develops products using proprietary silicon carbide technology. LiqTech's products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. In particular, LiqTech Systems A/S (www.provital.dk), the Company's subsidiary, has developed a new standard of water filtration technology to meet the ever-increasing demand for higher water quality. By incorporating LiqTech's SiC liquid membrane technology with its longstanding systems design experience and capabilities it offers solutions to the most difficult water pollution problem.

Acquisition of LiqTech Systems

On the July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the "Shares") of Provital Solutions A/S, a Danish company (now known as LiqTech Systems) from Masu A/S, a Danish company ("MASU") controlled by Sune Mathiesen. In consideration for the Shares, MASU received cash consideration in the sum of DKK12,600,000, that is, approximately $2,300,000 (at July 28, 2014), and 4,044,782 shares of the Company's common stock (the "Payment Shares"). Two-thirds (2/3) of the Payment Shares were held in escrow and subject to achievement of certain milestones. The milestones were not achieved, and such Payment Shares were forfeited and returned to treasury on December 31, 2016.

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

On March 21, 2018, we announced that we had signed a framework agreement with one of the world‘s largest manufacturers of marine scrubbers. The framework agreement has an initial term for 2018 and 2019 and provides that more than 95 systems are estimated to be delivered during the initial term. The framework agreement may be renewed for an additional one-year term at the end of 2019.

On March 27, 2018, we announced that we had won a $1.1 million tender to supply a turn-key water treatment project to a large power plant in Finland. The installation will include pretreatment, ceramic Ultra Filtration systems, membranes and Reverse Osmosis system.

On April 11, 2018, we announced that we had signed another framework agreement with a large marine scrubber manufacturer. The framework agreement has an initial term for 2018 and 2019 and provides that a minimum of 35 systems are estimated to be delivered during the initial term.

On April 11, 2018, we announced that we had signed a Letter of Intent with one of the world’s largest marine scrubber manufacturers. The Letter of Intent provides that the parties intend to enter into a definitive partnership agreement no later than July 1st, 2018. On July 5, 2018 the Letter of Intent was extended to October 1, 2018 and on this date, we announced that we had signed a framework agreement with the marine scrubber manufacturer to develop a new product for the treatment of Marine Scrubber Wastewater. The new product will offer marine vessels guaranteed compliance with 2020 International Maritime Organization (IMO) regulations to implement a new lower global cap on sulphur emissions from international shipping, while providing attractive returns on capital and operating expenses.

On May 29, 2018 we announced that the we had received a $490,000 order for the Company’s Diesel Particulate Filters (DPF) from a European customer. The order was delivered in the second and third quarters of 2018.

On November 14, 2018, we gave an update to the market that the Company currently had more than 50 confirmed orders expected to ship in 2019. In addition to the confirmed orders, we expect to deliver a significant number of systems in 2019 under the Framework Agreement announced on October 1, 2018. Further we expect revenue during the first quarter of 2019 to be a Company record, driven by fulfillment of orders from current backlog and the Company therefore expects to be profitable in the first quarter of 2019. In anticipation of growing demand, we have placed new furnaces on order with delivery expected in late 2019. Our current cash position combined with the working capital structure on our existing marine scrubber contracts provide sufficient near-term confidence in our balance sheet.

2019 Developments

On January 14, 2019, we gave an update to the market that we currently have confirmed orders for more than 110 of our standardized water filtration systems. In addition to the confirmed orders, we expect to deliver a significant amount of systems in 2019 under the Framework Agreement announced on October 1, 2018. Positive visibility to order flow delivery affirms expectations for the second quarter of 2019 revenue to surpass the first quarter of 2019, setting another new record for the Company. We remain on track from a manufacturing standpoint to meet all planned deliveries for the first half of 2019. The Company’s cash position at the end of December 2018 was approximately $3.8 million, largely unchanged since the end of June 2018.

Results of Operations

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2018 and 2017 in U.S. dollars, except for percentages.

	For the Year Ending December 31,
					Period to Period Change
	2018	As a % of Sales	2017	As a % of Sales	$	Percent %
Net Sales	12,232,088	100.0%	11,343,177	100.0%	888,911	7.8%
Cost of Goods Sold	11,165,944	91.3	11,136,426	98.2	29,518	0.3

Gross Profit	1,066,144	8.7	206,751	1.8	859,393	415.7

Operating Expenses
Selling expenses	1,703,327	13.9	1,944,989	17.1	(241,662)	(12.4)
General and administrative expenses	3,187,311	26.1	2,332,169	20.6	855,142	36.7
Research and development expenses	661,014	5.4	536,848	4.7	124,166	23.1
Total Operating Expenses	5,551,652	45.4	4,814,006	42.4	737,646	15.3

Loss from Operating	(4,485,508)	(36.7)	(4,607,255)	(40.6)	121,747	2.6

Other Income (Expense)
Interest and other income	28,401	0.2	1,515	0.0	26,886	1,774.7
Interest (expense)	(71,781)	(0.6)	(45,888)	(0.4)	(25,893)	56.4
Gain/(Loss) on currency transactions	344,023	2.8	(102,470)	(0.9)	446,493	435.7
Gain/(Loss) on sale of fixed assets	4,907	0.0	(24,065)	(0.2)	28,972	120.4
Total Other Income (Expense)	305,550	2.5	(170,908)	(1.5)	476,458	278.8

Income (loss) Before Income Taxes	(4,179,958)	(34.2)	(4,778,163)	(42.1)	598,205	12.5
Income Taxes Expense (Benefit)	(365,430)	(3.0)	(317,810)	(2.8)	(47,620)	15.0

Net Income (Loss)	(3,814,528)	(31.2)	(4,460,353)	(39.3)	645,825	14.5

Revenues

Net sales for the year ended December 31, 2018 were $12,232,088 compared to $11,343,177 for the same period in 2017, representing an increase of $888,911, or 7.8%. The increase in sales consist of an increase in sales of liquid filters of $1,735,303, a decrease in sales of DPFs of $694,332, and a decrease in sales of kiln furniture of $125,337 respectively. The increase in demand for our liquid filters and systems is due to starting ramp-up in delivery of water treatment systems for the marine scrubber industry. The decrease in demand for our DPFs is mainly due to the decrease in market activity globally compared to the same period last year. The decrease in demand for our kiln furniture is due to our decision to close down this product line in 2018.

Gross Profit

Gross profit for the year ended December 31, 2018 was $1,066,144 compared to $206,751 for the same period in 2017, representing an increase of $859,393, or 415.7%. The increase in gross profit is due to the higher sales activity of our liquid filter and systems, where sales are with a higher gross margin. Included in the gross profit is depreciation of $819,070 and $939,500 for the years ended December 31, 2018 and 2017, respectively.

Expenses

Total operating expenses for the year ended December 31, 2018 were $5,551,652, representing an increase of $737,646 or 15.3%, compared to $4,814,006 for the same period in 2017.

Selling expenses for the year ended December 31, 2018 were $1,703,327 compared to $1,944,989 for the same period in 2017, representing a decrease of $241,662 or 12.4%. This decrease is attributable to a cost reduction in selling expenses in general including a decline in the number of sales employees based on the full focusing on the marine scrubber area compared to the same period in 2017.

General and administrative expenses for the year ended December 31, 2018 were $3,187,311 compared to $2,332,169 for the same period in 2017, representing an increase of $855,142, or 36.7%. This increase is attributable to an increase in the provision for bad debt of approximately $301,000 and general increase in legal expenses, IT expenses and salaries for administrative employees. Included in general and administrative expenses is Non-cash compensation expenses which for the year ended December 31, 2018 were $116,434 compared to $178,944 for the same period in 2017, representing a decrease of $62,510 or 34.9%. This decrease is attributable to decreased non-cash compensation expense for stock options granted to employees.

The following is a summary of our non-cash compensation:

	2018	2017
Compensation upon vesting of stock options granted to employees	$15,767	$70,477
Compensation for common shares issued to the Board of Directors for services	60,000	60,000
Compensation for vesting of restricted stock awards issued to the board of directors	40,667	30,833
Value of warrants issued for services	-	17,634
Total	$116,434	$178,944

Research and development expenses for the year ended December 31, 2018 were $661,014 compared to $536,848 for the same period in 2017, representing an increase of $124,166, or 23.1%. This increase is attributable to an increase in the number of employees in the Research and Development area, as the Company focuses on increase development of additional products for the marine industry.

Net Loss

Net loss attributable to the Company for the year ended December 31, 2018 was a loss of $3,814,528 compared to a loss of $4,460,353 for the comparable period in 2017, representing a decrease in loss of $645,825.

This improvement was primarily attributable to increased Net Sales followed by an increase in Gross Profit while the increase in Operating expenses was almost set-off by the increase in Other Income.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2017 and 2016.

	For the Year Ending December 31,
					Period to Period Change
	2017	As a % of Sales	2016	As a % of Sales	$	Percent %
Net Sales	11,343,177	100.0%	13,906,394	100.0%	(2,563,217)	(18.4)
Cost of Goods Sold	11,136,426	98.2	12,473,965	89.7	(1,337,539)	(10.7)

Gross Profit	206,751	1.8	1,432,429	10.3	(1,225,678)	(85.6)

Operating Expenses
Selling expenses	1,944,989	17.1	2,164,780	15.6	(219,791)	(10.2)
General and administrative expenses	2,153,225	19.0	3,997,304	28.7	(1,844,079)	(46.1)
Non-cash compensation expenses	178,944	1.6	435,794	3.1	(256,850)	(58.9)
Research and development expenses	536,848	4.7	626,147	4.5	(89,299)	(14.3)
Impairment of goodwill	-	-	7,343,208	52.8	(7,343,208)	(100.0)
Total Operating Expenses	4,814,006	42.4	14,567,233	104.8	(9,753,227)	(67.0)

Loss from Operating	(4,607,255)	(40.6)	(13,134,804)	(94.5)	8,527,549	(64.9)

Other Income (Expense)
Interest and other income	1,515	0.0	968	0.0	547	56.5
Interest (expense)	(45,888)	(0.4)	(38,945)	(0.3)	(6,943)	17.8
Loss on investments	-	-	(16,621)	(0.1)	16,621	(100.0)
Loss on currency transactions	(102,470)	(0.9)	(9,555)	(0.1)	(92,915)	972.4
Loss on sale of fixed assets	(24,065)	(0.2)	-	0.0	(24,065)	-
Total Other Income (Expense)	(170,908)	(1.5)	(64,153)	(0.5)	(106,755)	166.4

Income (loss) Before Income Taxes	(4,778,163)	(42.1)	(13,198,957)	(94.9)	8,420,794	(63.8)
Income Taxes Expense (Benefit)	(317,810)	(2.8)	3,219,677	23.2	(2,901,867)	(90.1)

Net Income (Loss)	(4,460,353)	(39.3)	(16,418,634)	(118.1)	11,958,281	(72.8)

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

General and administrative expenses for the year ended December 31, 2017 were $2,153,225 compared to $3,997,304 for the same period in 2016, representing a decrease of $1,844,079, or 46.1%. This decrease is attributable to a general cost reduction in general and administrative a decrease in the provision for bad debt of approximately $1.3 million.

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

Net Loss

Net loss attributable to the Company for the year ended December 31, 2017 was a loss of $4,460,353 compared to a loss of $16,418,634 for the comparable period in 2016, representing a decrease in loss of $11,958,281.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company did not have any available lines of credit with any lender. At December 31, 2018, we had cash of $3,776,111 and working capital of $6,753,593, and at December 31, 2017, we had cash of 2,486,199 and working capital of $4,659,877. At December 31, 2018, our working capital had increased by $2,093,716, compared to December 31, 2017. Total current assets were $11,373,206 and $9,427,697 at December 31, 2018 and at December 31, 2017, respectively, and total current liabilities were $4,619,613 and $4,767,820 at December 31, 2018 and at December 31, 2017, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,514 at December 31, 2018) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

We believe that the cash on hand and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the date of this report.

Cash Flows

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2018 was $3,914,174, representing an increase of $598,812 compared to cash used by operating activities of $3,315,362 for the year ended December 31, 2017. The increase in cash used by operating activities for the year ended December 31, 2018 was mainly due to the net loss before tax of $4,179,958, increase in accounts receivables of $999,099, increase in prepaid expenses of $184,009, decrease in accrued expenses of $692,550 and off-set by a decrease in inventory of $22,427, a decrease in accounts payable of $347,249 and an increase in long-term contracts of $75,315.

The net loss and the variations in working capital were all due to increase in activities.

Net cash used in investing activities was $170,890 for the year ended December 31, 2018, as compared to net cash used in investing activities of $123,673 for the year ended December 31, 2017. Cash used in investing activities increased $47,217 for the year ended December 31, 2018, compared to the year ended December 31, 2017. This increase was due to a period over period increase of $41,199 in the purchase of property and equipment.

Cash provided by financing activities was $6,017,280 for the year ended December 31, 2018, as compared to cash provided by financing activities of $4,104,700 for the year ended December 31, 2017. This change of $1,912,580 in cash provided by financing activities for the year ended December 31, 2018, compared to the year ended December 31, 2017, was mainly due to cash received in connection with a registered public offering on April 16, 2018 that generated net proceeds of $5,865,077, which was greater than proceeds received from private placements in May and November of 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2017 was $3,315,362 representing a decrease of $3,731,156 compared to cash provided by operating activities of $415,794 for the year ended December 31, 2016. The $3,731,156 decrease in cash provided by operating activities for the year ended December 31, 2017 was mainly due to decreases in account payable of $487,458, a net loss of $4,460,353 and increase in accounts receivables of $241,256, offset by a decrease in inventory of $564,359, an increase in accrued expenses of $80,797, and an increase in long-term contracts of $353,070.

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

Cash provided by financing activities was $4,101,700 for the year ended December 31, 2017, as compared to cash used by financing activities of $202,619 for the year ended December 31, 2016. This change of $4,307,319 in cash provided by financing activities for the year ended December 31, 2017, compared to the year ended December 31, 2016, was mainly due to cash received in connection with the private placement on May 19, 2017 where the Company raised $1,825,000 issuing 7,300,000 shares of common stock and cash received in connection with the private placement in November 2017 where the Company raised $2,641,004 issuing 2,200,837 shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock automatically converted into 8,803,348 common shares on May 14, 2018.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements other than normal operating leases. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Operating Leases

The Company leases office and production facilities under operating lease agreements. The office leases expire in February 2021 and in August 2024, respectively. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2018 are as follows:

Year ending December 31,	Lease Payments
2019	712,250
2020	578,997
2021	402,584
2022	350,249
Thereafter	560,977
Total Minimum Lease Payments	$2,605,057

The Increase in the future minimum lease payments as of December 31, 2018, as compared to December 31, 2017 is due to the extension of the lease for our headquarters, which expired in August of 2018 and was extended until August of 2024.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	the assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	the valuation of inventory, which impacts gross margin; and
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

Accounts Receivable / Long Term Receivable / Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable and long-term receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, factors we consider include known troubled accounts, historical experience, age, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2018 and December 31, 2017 was as follows:

	2018	2017
Allowance for doubtful accounts at the beginning of the period	$660,581	$2,128,452
Bad debt expense	353,562	(102,189)
Receivables written off during the periods	-	(1,678,856)
Effect of currency translation	(42,371)	313,174
Allowance for doubtful accounts at the end of the period	$971,772	$660,581

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

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company recorded an impairment charge of $0 on goodwill, during the years ended December 31, 2018 and 2017, as management's estimated fair value of the reporting unit did not exceed the carrying value during 2018 or 2017 fourth quarter testing.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2018 and 2017, no impairment charge of long-lived assets has been recorded.

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

For membrane and DPF product sale, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied which occurs when control of the membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-Payments received prior to satisfaction of performance obligations are recorded as a customer deposit liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost-plus margin.

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of Systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the delivery performance, the customer is normally offered a commissioning (a final assembly and configuration at a place designated by the customer) and this commission is therefore considered a second delivery performance and is valued at cost, based on the contractual performance given a standard gross margin rate. This second performance delivery is recognized as revenue at the time of delivery of the commissioning together with the cost incurred. Part of the invoicing to the customer is also contributed to the commissioning and at transfer of the control of the system, i.e. the first performance obligation, some of the invoicing will still be awaiting the commissioning and is therefore recognized as Other receivable while the revenue related to the commissioning is recognized as Deferred Income.

Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Contract assets / Contracts liabilities.

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

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in Denmark and the United States. When a tax position is determined uncertain, we recognize liabilities based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. If uncertainties arise, we re-evaluate the tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Inventory

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2018, we had total furnace parts and supplies of $596,806, raw materials of $1,659,827, work-in-process inventory of $1,691,175, total finished goods inventory of $1,596,042 and a reserve for obsolescence of $1,111,794. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LiqTech International, Inc. (“the Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since July 2018

Salt Lake City, UT

March 29, 2019

4397 SOUTH ALBRIGHT DRIVE, SALT LAKE CITY, UTAH 84124 (801) 277-2763 PHONE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LIQTECH INTERNATIONAL INC. AND SUBSIDIARIES

Industriparken 22C, DK

2750 Ballerup, Denmark

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LIQTECH INTERNATIONAL INC. and subsidiaries (“the Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gregory & Associates, LLC.

We have served as the Company’s auditor since 2011 through July 2018.

March 23, 2018

Salt Lake City, Utah

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2018	2017
Current Assets:
Cash	$3,776,111	$2,486,199
Accounts receivable, net	1,308,122	1,124,842
Other receivables	1,098,796	636,539
Contract assets	624,275	490,100
Inventories, net	4,432,055	4,661,866
Prepaid expenses	133,847	28,151

Total Current Assets	11,373,206	9,427,697

Property and Equipment, net	1,431,649	1,959,205

Other Assets:
Investments at costs	5,714	6,001
Other intangible assets	748	3,349
Deposits	347,932	283,686

Total Other Assets	354,394	293,036

Total Assets	$13,159,249	$11,679,938

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2018	2017
Current Liabilities:
Current portion of capital lease obligations	$13,789	$26,186
Accounts payable	2,122,479	1,775,230
Accrued expenses	1,868,229	1,725,566
Contract liabilities	516,335	306,845
Deferred revenue / customers deposits	98,781	933,994

Total Current Liabilities	4,619,613	4,767,821

Total Liabilities	4,619,613	4,767,821

Commitment and Contingencies (See Note 8)

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 10,000,000 shares authorized, 0 and 2,200,837 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	-	2,201
Common stock; par value $0.001, 100,000,000 shares authorized 72,915,547 and 44,229,264 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	72,916	44,430
Additional paid-in capital	46,521,299	40,457,907
Accumulated deficit	(32,286,224)	(28,471,696)
Deferred compensation	(23,499)	(79,933)
Accumulated other comprehensive loss	(5,744,856)	(5,040,792)

Total Stockholders' Equity	8,539,636	6,912,117

Total Liabilities and Stockholders' Equity	$13,159,249	$11,679,938

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017
Net Sales	$12,232,088	$11,343,177

Cost of Goods Sold	11,165,944	11,136,426

Gross Profit	1,066,144	206,751

Operating Expenses:
Selling expenses	1,703,327	1,944,989
General and administrative expenses	3,187,311	2,332,169
Research and development expenses	661,014	536,848

Total Operating Expense	5,551,652	4,814,006

Loss from Operations	(4,485,508)	(4,607,255)

Other Income (Expense)
Interest and other income	28,401	1,515
Interest expense	(71,781)	(45,888)
Gain (loss) on currency transactions	344,023	(102,470)
Gain (loss) on sale of fixed assets	4,907	(24,065)

Total Other Income (Expense)	305,550	(170,908)

Loss Before Income Taxes	(4,179,958)	(4,778,163)

Income Tax Expense (Benefit)	(365,430)	(317,810)

Net Loss	(3,814,528)	(4,460,353)

Basic and Diluted Loss Per Share	$(0.06)	$(0.11)

Weighted Average Common Shares Outstanding	63,843,634	41,595,856

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2018	2017

Net Loss	(3,814,528)	(4,460,353)

Other Comprehensive Income (loss) - Currency Translation, Net	(704,064)	650,509

Total Comprehensive Loss	$(4,518,592)	$(3,809,844)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2018 and 2017

							Accumulated Other
					Additional	Retained	Compre-	Deferred
	Preferred Stock		Common Stock		Paid-in	accumulated	hensive	Compen-
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	sation
BALANCE, December 31, 2016	-	-	36,835,514	36,836	36,084,117	(24,011,343)	(5,691,301)	(148,561)

Common shares issued for cash at $0.25 per share, net of offering cost of $65,000, May 2017			7,300,000	7,300	1,752,700

Mandatory Convertible Preferred shares issued for cash at $1.20 per share, net of offering cost of $127,736, November 2017, Convertible into 8,803,348 common shares	2,200,837	2,201			2,511,067

Common shares issued at $0.64 per share for services provided and to be provided by the board of directors			93,750	94	59,906			(60,000)

Common shares issued at $0.35 per share for services provided and to be provided by the board of directors			200,000	200	69,800			(70,000)

Forfeiture of Stock Based Compensation					(19,683)			19,684

Stock based compensation expenses recognized for the year ended December 31, 2017								178,944

Currency translation, net							650,509

Net Loss for the year ended December 31, 2017						(4,460,353)

BALANCE, December 31, 2017	2,200,837	2,201	44,429,264	44,430	40,457,907	(28,471,696)	(5,040,792)	(79,933)

Common shares issued at $0.34 per share, net offering cost of $747,423 April 2018			19,448,529	19,449	5,845,628

Conversion of mandatory preferred stock issued in November 2017 into 4 common shares per preferred stock	(2,200,837)	(2,201)	8,803,348	8,803	(6,602)

Common shares issued at $1.01 per share for services provided and to be provided by the board of directors			59,406	59	59,941

Stock based compensation expenses recognized for the year ended December 31, 2018								56,434

Exercising of stock options			175,000	175	164,425

Currency translation, net							(704,064)

Net Loss for the year ended December 31, 2018						(3,814,528)

BALANCE, December 31, 2018	-	-	72,915,547	72,916	46,521,299	(32,286,224)	(5,744,856)	(23,499)

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(3,814,528)	$(4,460,353)
Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	648,734	939,500
Non-cash compensation	116,434	178,944
Bad debt expense	353,562	(102,189)
Reserve for obsolete inventory	207,384	(206,155)
Gain on sale of equipment	(4,907)	24,065
Changes in assets and liabilities:
Accounts receivable	(999,099)	(241,256)
Contracts assets	(134,175)	-
Inventory	32,241	564,359
Prepaid expenses	(184,009)	41,314
Accounts payable	347,249	(487,458)
Accrued expenses	(692,550)	80,797
Contract liabilities	209,490	353,070

Total Adjustments	(99,646)	1,144,991

Net Cash used in Operating Activities	(3,914,174)	(3,315,362)

Cash Flows from Investing Activities:
Purchase of property and equipment	(178,872)	(137,674)
Proceeds from sale/recovery of property and equipment	7,982	14,001

Net Cash used in Investing Activities	(170,890)	(123,673)

Cash Flows from Financing Activities:
Net payments on capital lease obligation	(12,397)	(113,639)
Payments on loans payable	-	(54,929)
Proceeds from issuance of mandatory convertible preferred stock	-	2,641,004
Payment of stock offering costs	(747,423)	(192,736)
Proceeds from issuance of common stock	6,777,100	1,825,000

Net Cash Provided by Financing Activities	6,017,280	4,104,700

Loss on Currency Translation	(642,304)	611,884

Change in Cash and Cash Equivalents	1,289,912	1,277,549

Cash and Cash Equivalents at Beginning of Period	2,486,199	1,208,650
Cash and Cash Equivalents at End of Period	$3,776,111	$2,486,199

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$44,604	$45,888
Income Taxes	$570	$580

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. (“Parent”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this Annual report refer to Parent and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid and diesel particulate air filters in United States, Canada, Europe, Asia and South America. Set forth below is a description of Parent and each of its subsidiaries:

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

LiqTech Germany (“LiqTech Germany”) a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011, engages in marketing and sale of liquid filters in Germany. The Company is in the process of closing operations, which is expected to be completed during 2019.

LiqTech PTE Ltd, (“LiqTech Sing”) a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012, engages in marketing and sale of liquid filters in Singapore and other countries in the area. The Company is in the process of closing operations, which is expected to be completed during 2019.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the years ended December 31, 2018 and 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Reclassification – Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholder’s equity.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at December 31, 2018 and December 31, 2017.

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

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2018 and December 31, 2017 is as follows:

	2018	2017
Allowance for doubtful accounts at the beginning of the period	$660,581	$2,128,452
Bad debt expense	353,562	(102,189)
Receivables written off during the periods	-	(1,678,856)
Effect of currency translation	(42,371)	313,174
Allowance for doubtful accounts at the end of the period	$971,772	$660,581

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years (See Note 3).

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

Long Lived Assets – The Company evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Revenue Recognition and Sales Incentives -- On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified-retrospective method as of January 1, 2018. The new revenue standard did not have a material impact on revenue recognition. The Company does not expect the impact of the adoption of the new standard to be material to net income on an ongoing basis.

For membrane and DPF product sale, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied which occurs when control of the membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-Payments received prior to satisfaction of performance obligations are recorded as a customer deposit liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost-plus margin.

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of Systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the delivery performance, the customer is normally offered a commissioning (a final assembly and configuration at a place designated by the customer) and this commission is therefore considered a second delivery performance and is valued at cost, based on the contractual performance given a standard gross margin rate. This second performance delivery is recognized as revenue at the time of delivery of the commissioning together with the cost incurred. Part of the invoicing to the customer is also contributed to the commissioning and at transfer of the control of the system, i.e. the first performance obligation, some of the invoicing will still be awaiting the commissioning and is therefore recognized as Other receivable while the revenue related to the commissioning is recognized as Deferred Income.

Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Contract assets / Contracts liabilities.

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

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $38,951 and $16,350, for the years ended December 31, 2018 and 2017, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2018 and 2017 were $661,014, and $536,848, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share -- The Company calculates loss per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options and warrants that have been granted but have not been exercised.

Stock Options and Awards -- The Companies have granted stock options to certain key employees. See Note 11. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $56,434 and $178,944 have been recognized for the vesting of options and stock awards granted to employees.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets allowance for doubtful accounts receivable, contract assets, reserve for obsolete inventory, depreciation and impairment of property plant and equipment and contract liabilities commitment and contingencies, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements -- On February 25, 2016, the FASB issued ASU 2016-02, "Leases," which makes many changes to accounting for leases. The standard will be effective for public companies with interim and annual periods beginning after December 15, 2018. One of the most notable changes is many of the leases that are currently accounted for as operating leases will have to be capitalized and accounted for similarly to how capital leases are currently accounted for, unless certain criteria are met. We have evaluated the impact this standard will have on our lease accounting. The standard is requiring us to capitalize a right of use asset and lease liability equal to the present value of the future minimum lease payments disclosed in Note 7. The evaluation concludes that the impact of this standard is not considered material.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 provides for improvements to nonemployee share-based payment accounting by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The awards will be measured at grant date, consistent with accounting for employee share-based payment awards. The measurement date has been redefined as the date at which the grantor and grantee reach a mutual understanding of the key terms and conditions of the award. The requirement to reassess classification of equity-classified awards upon vesting has been eliminated.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at December 31, 2018 and December 31, 2017:

	2018	2017
Furnace parts and supplies	$596,806	$400,589
Raw materials	1,659,826	1,260,209
Work in process	1,691,175	2,123,418
Finished goods and filtration systems	1,596,042	2,297,743
Reserve for obsolescence	(1,111,794)	(1,420,093)
Net Inventory	$4,432,055	$4,661,866

A portion of the inventory, $4,011,203, is held as part of a collateral on a line of credit and guarantees with financial institutions. See Note 6.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and December 31, 2017:

	Useful Life			2018	2017
Production equipment	3	-	10	$9,614,189	$10,114,398
Lab equipment	3	-	10	82,930	87,094
Computer equipment	3	-	5	204,807	204,553
Vehicles	3	-	5	71,711	75,312
Furniture and fixture		5		111,417	106,047
Leasehold improvements		10		1,037,678	1,076,731
				11,122,732	11,664,135
Less Accumulated Depreciation				(9,691,083)	(9,704,930)
Net Property and Equipment				$1,431,649	$1,959,205

Depreciation expense amounted to $819,070 and $937,235, for the year ended December 31, 2018 and 2017, respectively. A portion of the property and equipment is held as collateral on a line of credit and guarantees with financial institutions. See Note 6.

NOTE 4 – INVESTMENTS AT COST

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Statement of Financial Position:

As of December 31, 2018	Level 1	Level 2	Level 3

Investments	-	-	5,714

Total	-	-	5,714

As of December 31, 2017	Level 1	Level 2	Level 3

Investments	-	-	6,001

Total	-	-	6,001

At December 31, 2018, and December 31, 2017, our total investments of $5,714 and $6,001 respectively, consisted of an investment of EUR 5,000 in LEA Technology in France to strengthen our sales channels in the French market.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2018 and December 31, 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products of $748 and $3,349, respectively. The patents are recorded at cost and amortized over ten years. Amortization expense for the years ended December 31, 2018 and 2017 was $2,519 and $2,265, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2019	748
Thereafter	-
$748

NOTE 6 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $14,514 at December 31, 2018) with a bank, subject to certain base limitations. As of December 31, 2018, we had DKK 94,620 (approximately $14,514) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish State's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 7 - LEASES

Operating Leases -- The Company leases office and production facilities under operating lease agreements expiring within 12 months, in February 2021 and in August 2024 respectively. In some of these lease agreements, the Company has the right to extend.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2018 are as follows:

Year ending December 31,	Lease Payments
2019	712,250
2020	578,997
2021	402,584
2022	350,249
Thereafter	560,977
Total Minimum Lease Payments	$2,605,057

Lease expense charged to operations was $642,546 and $651,032, for the year ended December 31, 2018, and 2017.

Capital Leases -- The Company leases equipment on various variable rate capital leases currently calling for monthly payments of approximately $2,093 expiring through July 2019.

Included in property and equipment, at December 31, 2018 and December 31, 2017, the Company had recorded equipment on capital lease at $1,182,778 and $1,328,672, respectively, with related accumulated depreciation of $1,169,272 and $1,301,870, respectively. During the years ended December 31, 2018 and 2017, depreciation expense for equipment on capital lease amounted to $11,180, and $39,623, respectively, and has been included in depreciation expense. During the years ended December 31, 2018 and 2017, interest expense on a capital lease obligation amounted to $5,021 and $6,290, respectively.

Future minimum capital lease payments are as follows for the years ended December 31:

Year ending December 31,	Lease Payments
2019	14,654
Thereafter	-
Total minimum lease payments	14,654
Less amount representing interest	(865)
Present value of minimum lease payments	13,789
Less Current Portion	(13,789)
$-

NOTE 8 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k)-profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the year ending December 31, 2018 and 2017, matching contributions were expensed and totaled $11,691 and $11,347, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech International AS contacted the Company with a claim of DKK448,500 ($68,800) alleging that a former Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as per December 31, 2018 as the Company does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems AS was contacted by a former supplier alleging that the Company owed DKK543,905 ($83,400) for services rendered in 2017, The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by the court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as per December 31, 2018.

On December 2017, we reported the following legal proceeding which have been ended in 2018 with the result below.

On September 9, 2014, Mr. Raffaele Bruno Tronchetti Provera (“Plaintiff”), the 60% owner of LiqTech Italy s.r.l. (the “Venture”), sued LiqTech International A/S (“Defendant”), the 40% owner of the Venture, 750,000 Euros before the Court of Como, Italy alleging, among other things, that certain products provided by Defendant to the Venture were defective. In 2018 the lawsuit was revoked by the Italian court and the Plaintiff was ordered to pay the cost occurred in connection with the case to the Defendant.

On December 20, 2017, the Company received a demand from a customer for approximately $1,098,678 from the previous installation of a water treatment system. The customer was disputing that the system complied with the contact based on testing inputs to the system outside the parameters of the contract. The Company completed the installation and testing of the system and maintained that it was in compliance with the contract’s requirements. In 2018 the demand was settled between the parties and resulted in a final payment to the Company of EUR380,000 as a full and final settlement of the dispute. The amount was deemed income in Q4 2018.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $14,514 at December 31, 2018) with a bank, subject to certain base limitations. As of December 31, 2018, we had DKK 94,620 (approximately $14,514) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish State's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment. The Company has no other available lines of credit.

NOTE 9 - INCOME TAXES

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

As of December 31, 2018, the Company had net operating loss carryovers of approximately $15,749,964 for U.S. federal tax purposes expiring through 2037; approximately $7,454,447 for Danish tax purposes, which do not expire; approximately $475,161 for German tax purposes, which do not expire and approximately $617,359 for Singapore tax purposes which do not expire.

As of December 31, 2018 and December 31, 2017, the Company established a valuation allowance of $3,293,000 and $2,833,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively, $1,892,000 and $1,850,000 for the tax components of LiqTech International AS and LiqTech Systems, respectively, $132,000 and $139,000 for the tax component of LiqTech Germany and $105,000 and $110,000 for the tax component of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2018 was $460,000, $42,000, $(7,000) and $(5,000) for the US, Danish, German and Singapore components. The change in the valuation allowance for the year ended December 31, 2017 was $(709,000), $755,000, $17,000 and $13,000 for the US, Danish, German and Singapore components.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2018 and December 31, 2017:

	2018	2017
Vacation accrual	$3,814	$2,900
Allowance for doubtful accounts	734	743
Reserve for obsolete inventory	241,624	305,425
Business tax credit carryover	-	30,935
Deferred Compensation	24,451	16,787
Net operating loss carryover	5,184,992	4,646,434
Excess of book over tax depreciation	(33,182)	(71,116)
Valuation allowance	(5,422,432)	(4,932,108)
Long term deferred tax asset	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Computed tax at expected statutory rate	$(877,791)	$(1,624,575)
State and local income taxes, net of federal benefit	(9)	(4,350)
Non-US income taxed at different rates	(15,535)	256,207
Effect of change in corporate tax rate	321,925	994,336)
Non-deductible expenses	14,580	4,664
Valuation allowance	193,584	75,156
Other	(2,184)	(19,248)
Income tax expense (benefit)	$(365,430)	$(317,810)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Current income tax expense:
Danish	$(365,430)	$(317,810)
Federal	-	-
State	-	-
Current tax (benefit)	$(365,430)	$(317,810)

Book in excess of tax depreciation	$(40,231)	$(225,111)
Allowance for doubful accounts	-	459
Net operating loss carryover	(729,928)	260,540
Valuation allowance	704,876	75,156
Deferred compensation	13,127	(8,287)
Accrued vacation	(949)	2,550
Reserve for obsolete inventory	53,105	(105,307)
Deferred tax expense (benefit)	$-	$-
Total tax expense (benefit)	$(365,430)	$(317,810)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish and U.S. federal and Minnesota state income tax returns. LiqTech International AS and LiqTech Systems AS are generally no longer subject to tax examinations for years prior to 2014 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2014 for U.S. federal and U.S. states tax returns.

NOTE 10 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended December 31, 2018 and 2017:

	For the Year Ended December 31
	2018	2017
Net Loss attributable to LiqTech International Inc.	$(3,814,528)	$(4,460,353)
Weighted average number of common shares used in basic earnings per share	63,843,634	41,595,856
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	63,843,634	41,595,856

For the year ended December 31, 2018, the Company had 280,000 options outstanding to purchase common stock at $0.74 per share and 400,000 warrants outstanding to purchase common stock at $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

For the year ended December 31, 2017, the Company had 455,000 options outstanding to purchase common stock at $0.74 to $1.01 per share and 400,000 warrants outstanding to purchase common stock at $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive. The Company previously had outstanding 2,200,837shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock automatically converted into 8,803,348 common shares on May 14, 2018. The 2,200,837 Mandatory Convertible Preferred shares have not been included in the calculation of loss per share for the year ended December 31, 2017 as their effect would be anti-dilutive.

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock -- 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2018 and 2017, respectively, there were 72,915,547 and 44,229,264 common shares issued and outstanding.

Voting -- Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights -- In the event of any liquidation, dissolution or winding-up of affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our common stock. All of the issued and outstanding shares of common stock on the date of this Annual report are validly issued, fully paid and non-assessable.

Preferred Stock -- Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Company has 10,000,000 authorized Preferred stock, $0.001 par value. As of December 31, 2018, and 2017 respectively, there were 0 and 2,200,837 mandatory convertible preferred shares issued and outstanding.

Stock Issuances

On January 2, 2018, the Company issued 59,406 shares of restricted stock valued at $60,000 for services provided by the Board of Directors. The Company recognized the non-cash compensation during the period ending December 31, 2018. The shares vested immediately.

On April 16, 2018, the Company completed a registered public offering of its common stock. At closing, the Company issued 19,448,529 shares of common stock at a per share price of $0.34 and generated net proceeds of $5,865,077.

On November 22, 2017, the Company completed a private placement of 2,200,837 shares of mandatory convertible preferred stock (1 to 4 conversion rate) or 8,803,348 shares of common stock at a per share price of $1.20 per preferred share for aggregate proceeds of $2,641,004, net of offering costs of $127,736. On May 17, 2018, 2,200,837 mandatory convertible preferred shares of Series A Convertible Preferred Stock were converted into 4 common shares per share, or 8,803,348 common shares.

On October 16, 2018 the Company issued 130,000 shares in connection with employees exercising shares in relation to the stock option plan entered in 2015. The shares were issued at a share price of $1.01 and generated net proceeds of $131,300.

On September 19 and November 27, 2018, the Company issued a total of 45,000 shares in connection with employees exercising shares in relation to the stock option plan entered in 2015. The shares were issued at a share price of $0.74 and generated net proceeds of $33,300.

As of December 31, 2018 and 2017, the Company has recorded non-cash compensation expense of $100,667 and $90,833 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at December 31, 2018 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.65	400,000	0.57	$1.65	400,000	$1.65
Total	400,000	0.57	$1.65	400,000	$1.65

At December 31, 2018 and 2017, the Company had zero non-vested warrants. We have recorded non-cash compensation expense of $0 and $17,634 for the year ended December 31, 2018 and 2017 related to the warrants issued.

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

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At December 31, 2018, 280,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to the options of $15,767 and $70,477 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had approximately $0 of unrecognized compensation cost related to non-vested options expected to be recognized through August 13, 2020.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2018 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.74	280,000	1.62	$0.74	280,000	$0.74
Total	280,000	1.62	$0.74	280,000	$0.74

A summary of the status of the options at December 31, 2018, and changes during the period is presented below:

	December 31, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	455,000	$0.82	5.15	$-
Granted	-	-	-	-
Exercised	(175,000)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	280,000	$0.34	1.62	$-
Vested and expected to vest	280,000	$0.34	1.62	$-
Exercisable end of period	280,000	$0.34	1.62	$-

At December 31, 2018, the Company had zero non-vested options.

NOTE 12 - SIGNIFICANT CUSTOMERS / CONCENTRATION

For the year ended December 31, 2018, our four largest customers accounted for approximately 10%, 9%, 6% and 5%, respectively, of our net sales (approximately 31% in total). For the year ended December 31, 2017, our four largest customers accounted for approximately 16%, 10%, 7% and 5%, respectively, of our net sales (approximately 38% in total).

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2018 and 2017:

	For the Year Ended December 31
	2018	2017
United States and Canada	$922,245	$1,115,447
Australia	597,214	640,322
South America	49,861	89,438
Asia	1,369,735	1,608,822
Europe	9,293,033	7,889,148
	$12,232,088	$11,343,177

The Company’s sales by product line are as follows for the year ended December 31, 2018 and 2017:

	For the Year Ended December 31
	2018	2017
Ceramic diesel particulate	$6,536,085	$7,230,416
Liquid filters and systems	5,264,663	3,529,360
Development projects	431,340	458,064
Kiln furniture	-	125,337
	$12,232,088	$11,343,177

As of December 31, 2018, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2017, approximately 87% and 13% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 13 - SUBSEQUENT EVENT

The Company’s management reviewed material events through March 29, 2019.

 On February 25, 2019, the Company issued a total of 146,405 shares of restricted stock valued at $82,595 for services provided by the Board of Directors. The Company recognized the non-cash compensation during the period ending December 31, 2018. The shares vested immediately.

On February 25, 2019, the Company issued 36,232 shares of restricted stock valued at $75,000 as a bonus related to the employment agreement with the CEO, Mr. Sune Mathiesen.

On January 16, January 22, February 4 and February 14, 2019 respectively, the Company issued a total of 180,000 shares in connection with employees exercising shares in relation to the stock option plan entered in 2015. The shares were issued at a share price of $0.74 and generated net proceeds of $133,200.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Annual Report. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis. Based on this evaluation, Management concluded that due to the limited number of employees in the finance department, our disclosure controls and procedures were not effective as of such date due to minor weaknesses that were identified.

During 2018 we have hired additional employees to the finance department and we plan to continue remedy this lack of effectiveness during 2019 in connection with hiring additional employees in the finance department and implementing procedures to minimize the identified weaknesses. Further a planned investment in a new EPR-system to support the controls and processes of the Company will ensure that identified weaknesses will be detected on a timely basis to ensure proper a reliable financial reporting.

Notwithstanding this finding, we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2018 and 2017, the Company was not subject to requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

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

A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013). Based upon this assessment, the Company's management concluded that our internal control over financial reporting were not effective as of December 31, 2018. We did not maintain effective controls over our day-to-day transaction processing, including non-routine transactions and period-end financial reporting processes. Specifically, we identified material weaknesses related to (i) Revenue recognition, (ii) Sufficient documentation of review- and analytical-processes, (iii) Structuring of duties, controls, and permission within financial systems. (iv) Segregation of duties, and (vi) Cash disbursements. In response to the identified weakness, our management, with oversight from the Company’s Audit Committee, will dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified weakness. We believe that such an emphasis, together with continued oversight of our processes and systems, will help create an increasingly strong, compliant, and thorough system of controls, which we expect will play an increasingly important role in our long-term growth.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption by the SEC, which permits the Company to provide only management’s report in this Annual report.

Item 9B.	Other Information

 None

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 29, 2019.

Name	Age	Titles
Mark Vernon	66	Chairman of the Board
Sune Mathiesen	44	Chief Executive Officer (Principal Executive Officer), Director
Claus Toftegaard	53	Chief Financial Officer (Principal Financial and Accounting Officer)
Alexander J. Buehler	43	Director
Peyton Boswell	48	Director
Peter Leifland	64	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Mark Vernon. Mr. Vernon was appointed chairman of the board on July 2, 2018 and has served as a Director of LiqTech International, Inc. since February 26, 2013. Mr. Vernon currently serves as a Director of Senior plc, a UK-based aerospace and industrial engineering business, following his appointment in May 2011. Mr. Vernon has had a distinguished career in the industrial engineering industry, with wide international business experience. In January 2014, Mr. Vernon retired as Chief Executive Officer and Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX), a designer and supplier of industrial steam systems and peristaltic pumping, after serving on the Spirax Board since 2006. He also served previously as Group Vice-president of Flowserve’s Flow Control Business Unit, Group Vice-president of Durco International and President of Valtek International. Mr. Vernon earned a BSc degree (magna cum laude) from Weber State University.

Sune Mathiesen. Mr. Mathiesen was appointed as Chief Executive Officer and a Director of LiqTech International on July 29, 2014. Mr. Mathiesen has served as Chief Executive Officer and as a Director of Masu A/S, a Danish company since February 2013. He has served as CEO and Director of the Board of Provital Solutions A/S since March 2012. Before that he served as Country Manager of Broen Lab Group since August 2010 and before that as Country Manager of GPA Flowsystem since February 2000. Mr. Mathiesen has a solid background in executive management, sales and turn-arounds. Mr. Mathiesen has been working hands-on with technical products within the valves and fittings industry for the past 16 years. He has a degree in commercial science from Via College in Randers, Denmark.

Claus Toftegaard. Mr. Toftegaard has served as Chief Financial Officer of LiqTech International, Inc. since August 2018. From 2014 to 2018 he was Chief Financial Officer of Gabriel Holding A/S, a publicly traded fabric supply company in Denmark, and its Financial Manager from June of 2011 until his appointment as Chief Financial Officer. From 2006 to 2011 Mr. Toftegaard served as the CFO of RTX A/S, a publicly traded wireless solutions company in Denmark and from 2000 to 2006 he was Financial Manager of Glenco A/S / Siemens Technology Services A/S, an electrical infrastructure technology company in Denmark. Mr. Toftegaard also previously worked as an auditor at Ernst and Young in Denmark for U.S. GAAP reporting. Mr. Toftegaard holds a MSc. in Business Economics and Auditing from Aalborg University.

Alexander J. Buehler. Mr. Buehler serves as the EVP of Global Resources for Intertek, a publicly-traded company headquartered in London providing quality assurances services across multiple industries. Prior to joining Intertek in September of 2017, he served as President and CEO of Energy Maintenance Services (EMS), a provider of integrity maintenance services for major oil & gas companies throughout North America. From 2011 to 2014, Mr. Buehler served as Chief Financial Officer of Energy Recovery, Inc., a publicly traded provider of energy recovery products to the water, oil & gas, and chemical industries. Mr. Buehler previously served in executive leadership positions at Insituform Technologies, Inc., and worked for five years in the U.S. Army Corps of Engineers. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Peyton Boswell. Mr. Boswell has served as Managing Director of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions, since September of 2010. Before joining EnterSolar, Mr. Boswell led solar development activities for Fortistar, and was the founder of RenewCo V.I., a renewable energy development firm based in the U.S. Virgin Islands. Prior to entering the solar industry, Peyton was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America, primarily focused on private equity transactions, M&A advisory services, and the coverage of corporate clients across a range of industry groups. Mr. Boswell is a Chartered Financial Analyst (CFA) and has a NABCEP Technical Sales Certification. He earned a BA from Cornell University and holds an MBA from Columbia Business School.

Peter Leifland. Mr. Leifland most recently served as Executive Vice President and member of Group Management of the Alfa Laval Group. Mr. Leifland served as President of the Alfa Laval marine division during the years 2011-2018 and previously was legal counsel and held operational sales roles in many regions around the world between 1985 and 2011 for the Alfa Laval Group. Prior to joining the Alfa Laval Group, Mr. Leifland worked as a lawyer in Stockholm. Mr. Leifland served on the Board of Cision AB during the years 2005-2011, a publicly-traded company that specializes in communications management. Mr. Leifland holds a graduate degree from Brussels University in Belgium and a Bachelor of Law degree from Lund University in Sweden.

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

Mr. Buehler’s experience in general management and strategic planning as well as new product development, corporate development, operations management, manufacturing process optimization, sales management, and back-office administration.   Mr. Buehler has substantial experience in the global water, oil & gas, and manufacturing industries and was critical in several acquisitions. Mr. Buehler has been determined by our Board to be an Audit Committee Financial Expert.

Mr. Boswell's experience in establishing and growing a successful renewable energy clean tech business and prior experience in investment banking provides the Board with a unique perspective on corporate finance and strategic growth matters. Further, the Board has determined that he qualifies as an Audit Committee Financial Expert.

Mr. Leifland’s prior experience operational sales, his experience as a lawyer and his leadership as a director of a publicly traded company distinguishes him as an integral part of the Company’s Board.

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

Director Independence

Our Board of Directors has determined that Messrs. Vernon, Buehler, Boswell and Leifland are independent as that term is defined in the listing standards of the NYSE. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Mathiesen is not considered independent under these rules because Mr. Mathiesen has influence as a significant stockholder and as the Chief Executive Officer of the Company. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Director Attendance at Board and Stockholder Meetings

The board of directors met formally twelve times during 2018. During 2018, each director attended at least 75% of the meetings of the board and the committees upon which he serves.

We do not have a policy regarding director attendance at our annual meetings of stockholders. Mr. Sune Mathiesen attended our annual meeting of stockholders held on December 7, 2018.

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

During the fiscal year ended December 31, 2018, the Audit Committee met four times.

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

During the fiscal year ended December 31, 2018, the Compensation Committee met two times.

Governance Committee

Our Governance Committee consists of Mark Vernon (Chair), Alexander J. Buehler and Peyton Boswell, each of whom is an independent director as defined in the NYSE rules. We have implemented a written charter for our Governance Committee that provides that our Governance Committee is responsible for:

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

During the fiscal year ended December 31, 2018, the Governance Committee met two times.

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

Code of Ethics

We adopted a code of conduct and ethics on January 1, 2012. The code of ethics has been posted on the Company’s website at https://liqtech.com/wp-content/uploads/2017/01/Code_of_Conduct_and_Ethics.pdf.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2018 and 2017 earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other ($) (5)	Total
Sune Mathiesen, Chief Executive Officer (2)
	2018	$264,595	$75,000					$26,459	$366,054
	2017	275,559	50,868		-	-	-	24,086	350,513
	2016	216,099			-	-	-	21,268	237,267

Claus Toftegaard, Chief Financial Officer (3)
	2018	$66,669	$10,000		-	-	-	$6,667	$83,336

Soren Degn, Chief Financial Officer (4)
	2018	$-	-		-	-	-	$131,788	$131,788
	2017	172,913	-		-	-	-	103,775	276,688
	2016	216,146	-		-	-	-	17,440	233,586

(1)

Total salaries for Messrs. Mathiesen and Degn for 2016 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 7.0528, as of December 31, 2016. Total salaries for Messrs. Mathiesen and Degn for 2017 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.2077, as of December 31, 2017. Total salaries for Messrs. Mathiesen, Degn and Toftegaard for 2018 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.5194, as of December 31, 2018. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2016, December 31, 2017 or December 31, 2018, or at any other rate.

(2)

Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $276,099 based on the currency exchange rate of $1.00 = DKK 6.5194, as of December 31, 2018.

(3)

Mr. Toftegaard became our Chief Financial Officer in August 2018. Pursuant to his employment agreement, Mr. Toftegaard is entitled to an annual base salary of approximately $165,659 based on the currency exchange rate of $1.00 = DKK 6.5194, as of December 31, 2018.

(4)

Mr. Degn became our Chief Financial Officer in August 2011. Pursuant to his consultancy agreement, Mr. Degn was entitled to an estimated annual base fee of approximately $189,435 based on the currency exchange rate of $1.00 = DKK 6.5194, as of December 31, 2018. Mr. Degn retired from his position on August 14, 2018.

(5)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Mathiesen’s received $26,459, $24,086 and $21,268 of contributions from the Company to his individual retirement account in 2018, 2017 and 2016. Pursuant to Mr. Toftegaard’s employment agreement, Mr. Toftegaard received $6,667 of contributions from the Company to his individual retirement account in 2018. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $11,240 and $17,440 of contributions from the Company to his individual retirement account in 2017 and 2016. Mr. Degn received a consultancy fee of $131,788 in 2018 and $92,535 in 2017 for his service as a CFO of the Company.

Employment Arrangements

During the year ended December 31, 2018, we had employment agreements with Messrs. Mathiesen, Toftegaard, and a consulting agreement with Mr. Degn, which has been terminated. A description of each agreement is set forth below.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company pursuant to a Director Contract, dated July 15, 2014, by and between Mr. Mathiesen and LiqTech Int. DK (the “Director Agreement”). The Director Agreement provided for an annual base salary initially set at DKK 1,500,000 (or approximately $245,042 based on the currency exchange rate of $1 = DKK 6.1214 as of December 31, 2014) and a yearly bonus of 5% of the average gross profit for LiqTech Int. DK and LiqTech Systems A/S for any sales (revenue) ≥130,000,000 DKK per year, and provided that the Company and Mr. Mathiesen could adjust the compensation in August of each year. In 2017, Mr. Mathiesen was paid $275,559, and pursuant to negotiations as provided under the Director Contract, on October 15, 2018, Mr. Mathiesen and LiqTech Int. DK revised Mr. Mathiesen’s Director Agreement (the Director Agreement, as amended, the “Mathiesen Agreement”) to provide that Mr. Mathiesen shall receive an annual base salary initially set at DKK 1,800,000 (or approximately $276,099 based on the currency exchange rate of $1 = DKK 6.5194 as of December 31, 2018). Further, he is eligible to receive a discretionary yearly cash bonus of 100%-150% of his annual salary if certain performance targets are met and an additional bonus if the Company’s EBITDA is positive. If a discretionary cash bonus is awarded Mr. Mathiesen will also be entitled to a grant of restricted common shares of LiqTech International, Inc. of equal value to such cash bonus. Mr. Mathiesen is entitled to five weeks of vacation, home internet service, a company car, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Mathiesen Agreement upon not less than twelve months prior notice, and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months prior notice.

Toftegaard Agreement

On August 15, 2018 Mr. Claus Toftegaard was appointed Chief Financial Officer of the Company. Pursuant to the terms of a CFO Contract, in consideration for his services, Mr. Toftegaard shall receive an annual base salary initially set at DKK 1,080,000 (or approximately $165,659 based on the currency exchange rate of $1 = DKK 6.5194 as of December 31, 2018). Mr. Toftegaard is entitled to six weeks of vacation, home internet service, a company car, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Toftegaard Agreement upon not three months prior notice and Mr. Toftegaard may terminate the Toftegaard Agreement with one-month prior notice.

Degn Agreement

On June 30, 2017, Mr. Degn and the Company agreed to replace Mr. Degn’s previous employment agreement in its entirety with a CFO Service Agreement, whereby Mr. Degn was entitled to compensation at an average monthly rate of DKK 102,917. Mr. Degn notified the Company of his resignation on July 30, 2018 with effect from August 14, 2018.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	-	-	-	$-	-	-	-	-	-

Claus Toftegaard, CFO	-	-	-	$-	-	-	-	-	-

Compensation of Directors

For 2018 the Chairman of the Board was entitled to an annual fee of $50,000; each non-executive director was entitled to $25,000 for services on the Board of Directors; the Audit Committee Chairman was paid an additional annual fee of $10,000 per year, the Compensation Committee Chairman was paid an additional annual fee of $6,000 per year; and each qualifying non-executive director would receive an automatic annual stock grant on January 2 of each year in the amount of $30,000 commencing the first year after full vesting of their initial 100,000 share stock grant that vest over a three year period. The Parent has not entered any agreements with the Directors of any special compensation in relation to retirement, resignation, change of control or other kinds of events that might lead to the Director leaving the Board of LiqTech International, Inc.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2018.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Aldo Petersen	-	-	-	-	-	157,862	$157,862
Mark Vernon	37,500	30,000	-	-	-	-	67,500
Alexander J. Buehler	35,000	-	-	-	-	-	35,000
Peyton Boswell	25,000	-	-	-	-	-	25,000
Joel Gay	10,417	21,667	-	-	-	-	32,084

(1)

Our independent directors are entitled to cash compensation of $25,000 per year, the chairman of our Board is entitled to additional $25,000 per year, the chairman of our Audit Committee is entitled to additional $10,000 per year and the chairman of our Compensation Committee is entitled to additional $6,000 per year.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in 2018, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

The Company issued 29,703 shares of restricted stock valued at $30,000 for services provided and to be provided by Mr. Vernon. Mr. Vernon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

The Company awarded 100,000 restricted shares of Common Stock valued at $130,000 for services to be provided by Mr. Gay, of which 16,667 shares of restricted stock valued at $21,667 vested prior to his resignation from the Board on January 15, 2019. All other remaining amounts previously awarded have been forfeited.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2019, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our Chief Financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Sune Mathiesen (4)	1,394,493	1.9%
Claus Toftegaard	-	-
Mark Vernon	692,239	0.9%
Alexander J. Buehler	33,333	*
Peyton Boswell	33,333	*
Peter Leifland	-	-
All executive officers and directors as a group (6 persons)	2,054,094	2.8%

5% Shareholders:
AWM Investment Company, Inc.	4,636,182	6.3%

Norman H. Pessin (5)	1,977,255	2.7%
Sandra F. Pessin (5)	4,344,201	5.9%
Brian Pessin (5)	2,524,635	3.5%
	8,846,091	12.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 24, 2019. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 73,078,184 shares issued and outstanding as of March 24, 2019.

(4)	All of these shares are owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S

(5)	Due to the family relationship, Norman H. Pessin, Sandra F. Pessin and Brian Pessin is considered as one and their total shareholding is therefore 12.1%.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

The following table provides information, as of December 31, 2018, regarding the number of shares of Company common stock that may be issued from outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	280,000	$0.74	3,973,797	(1)
Total	280,000		3,973,797	(1)

(1) On August 21, 2013, Parent’s Board of Directors adopted the 2013 LiqTech International, Inc. Share Incentive Plan (the “Plan”), which is the Company’s sole compensation plan as of December 31, 2018. The Plan authorized awards that equal to 10% of the total outstanding shares of Common Stock on an as-converted basis as of August 21, 2013, (2,451,150 shares of Common Stock), plus an increase of that number of shares of Common Stock to be added on each of the third, sixth and ninth anniversary of the Plan’s effectiveness. Accordingly on August 21, 2016, 2,451,150 shares of Common Stock became authorized under the Plan. Pursuant to the terms of Plan, if any award thereunder terminates, expires, or lapses for any reason, any shares subject to such award shall again be available for the grant of an Award pursuant to the Plan The number of securities remaining available for future issuance accounts for 127,500 stock options which have been exercised, 280,000 stock options that remain outstanding and 521,003 shares of Common Stock issued as “Restricted Share Units,” which were not forfeited prior to vesting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following discussion relates to types of transactions involving our company and any of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a "related party." For purposes of this discussion, a "related-party transaction" is a transaction, arrangement or relationship:

•     in which we participate;

•     that involves an amount in excess of the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•     in which a related party has a direct or indirect material interest.

From January 1, 2017 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

On or about May 12, 2017, Sandra F. Pessin and Brian Pessin entered into subscription agreements with the Company for 2,000,000 and 1,000,000 shares of common stock, respectively, of at a price of $0.25 per share for a total consideration of $750,000.

On June 30, 2017, Mr. Degn and the Company entered into a CFO Service Agreement, whereby Mr. Degn would be entitled to compensation at an average monthly rate of $15,400 until March 31, 2018. This agreement was extended to August 14, 2018 when Mr. Degn resigned from the Company.

On or about November 22, 2017, Sandra F. Pessin and Brian Pessin entered into subscription agreements with the Company for 208,333 and 125,000 shares of preferred stock, respectively, at a price of $1.20 per share for a total consideration of $358,333.

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, or 1% of the average of our total assets at year-end for the last two completed fiscal years, must first be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2018, and 2017 and for the review of our quarterly financial statements. During 2018 and 2017 audit fees were $152,500 and $148,894. Our auditors did not provide any tax compliance, planning services or audit related services for the Company. Our auditors did not provide any other services than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2018.

Item 15.	Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2018 and December 31, 2017 is included in this Annual Report on Form 10-K:

a.          Valuation and Qualifying Accounts for the years ended December 31, 2018 and December 31, 2017.

	2018	2017
Bad debt expense	353,562	(102,189)
Reserve for obsolete inventory	251,920	(206,155)

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2018
Allowance for inventory obsolescence	$1,409,074	$251,920	$(549,199)	$1,111,795
Allowance for doubtful accounts	660,581	353,562	(42,371)	971,772
Totals	$2,069,655	$605,482	$(591,570)	$2,083,567

Year Ended December 31, 2017
Allowance for inventory obsolescence	$1,421,345	$(206,155)	$193,884	$1,409,074
Allowance for doubtful accounts	2,128,452	(102,189)	(1,365,682)	660,581
Totals	$3,549,797	$(308,344)	$(1,171,798)	$2,069,655

	2018	2017
Allowance for doubtful accounts at the beginning of the period	$660,581	$2,128,452
Bad debt expense	353,562	(102,189)
Receivables written off during the period	-	(1,678,856)
Effect of currency translation	(42,371)	313,174
Allowance for doubtful accounts at the end of the period	$971,772	$660,581

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

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as Amended	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

10.1	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.2	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.3	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.4	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.5	CFO Contract, dated August 1, 2018, by and between between LiqTech International A/S and Claus Toftegaard	Filed Herewith

10.6	Director Contract, dated October 15, 2018, by and between LiqTech International A/S and Sune Mathiesen	Filed Herewith

10.7	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2017

10.10	Form of Subscription Agreement (U.S. Investors)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 20, 2017

10.11	Form of Subscription Agreement (Non-U.S. Investors)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 20, 2017

10.12	Form of Purchase Agreement (Craig-Hallum Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on April 16, 2018

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K as filed with the SEC on March 30, 2017

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: April 1, 2019
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director	April 1, 2019
Sune Mathiesen

/s/ Mark Vernon	Chairman of the Board of Directors	April 1, 2019
Mark Vernon

/s/ Claus Toftegaard	Chief Financial Officer, Principal Financial and Accounting Officer	April 1, 2019
Claus Toftegaard

/s/ Alexander J. Buehler	Director	April 1, 2019
Alexander J. Buehler

/s/ Peyton Boswell	Director	April 1, 2019
Peyton Boswell

/s/ Peter Leifland	Director	April 1, 2019
Peter Leifland