Form 10-Q
period 2019-03-31
LIQTECH INTERNATIONAL INC
filed 2019-05-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +4544986000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 10, 2019, was 18,302,880 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2019

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	As of	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)
Current Assets:
Cash	$2,483,141	$3,776,111
Cash, restricted	117,904	-
Accounts receivable, net	2,711,293	1,308,122
Other receivables	3,622,934	1,098,796
Deposits	945,496	-
Contract Assets	1,442,861	624,275
Inventories, net	4,296,715	4,432,055
Prepaid expenses	250,414	133,847

Total Current Assets	15,870,758	11,373,206

Property and Equipment, net	1,484,471	1,431,649
Operating lease right-of-use asset	1,930,932	-
	3,415,403	1,431,649

Other Assets:
Investments at costs	5,606	5,714
Other intangible assets	153	748
Deposits	347,662	347,932

Total Other Assets	353,421	354,394

Total Assets	$19,639,582	$13,159,249

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity	As of	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)
Current Liabilities:
Current maturities of finance lease obligations	$6,651	$13,789
Current maturities of operating lease liabilities	459,528	-
Accounts payable	5,541,179	2,122,479
Accrued expenses	2,378,961	1,868,229
Contract liabilities	838,246	516,335
Deferred revenue / customers deposits	289,087	98,781

Total Current Liabilities	9,513,652	4,619,613

Operating lease liabilities, net of current maturities	1,504,328	-

Total Long-term Liabilities	1,504,328	-

Total Liabilities	11,017,980	4,619,613

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock; par value $0,001, 25,000,000 shares authorized 18,302,880 and 18,228,887 (each after the 4-to-1 reverse stock split) shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	18,303	18,229
Additional paid-in capital	46,849,057	46,575,986
Accumulated deficit	(32,251,980)	(32,286,224)
Deferred compensation	(35,000)	(23,499)
Other comprehensive income, net	(5,958,778)	(5,744,856)

Total Stockholders' Equity	8,621,602	8,539,636

Total Liabilities and Stockholders' Equity	$19,639,582	$13,159,249

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Net Sales	$7,421,198	$2,391,382
Cost of Goods Sold	5,946,118	2,450,974

Gross Profit	1,475,080	(59,592)

Operating Expenses:
Selling expenses	483,587	409,792
General and administrative expenses	770,864	762,439
Research and development expenses	203,172	169,396

Total Operating Expense	1,457,623	1,341,627

Income (Loss) from Operations	17,457	(1,401,219)

Other Income (Expense)
Interest and other income	7,277	3,284
Interest expense	(38,648)	(56,300)
Gain (Loss) on currency transactions	48,158	(79,054)

Total Other Income (Expense)	16,787	(132,070)

Income (Loss) Before Income Taxes	34,244	(1,533,289)

Income Tax Expense (Income)	-	-

Net Income (Loss)	$34,244	$(1,533,289)

Basic and Diluted Income (Loss) Per Share	$0.00	$(0.03)

Basic Weighted Average Common Shares Outstanding	18,267,068	11,121,838

Diluted Weighted Average Common Shares Outstanding	19,145,875	11,121,838

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

Net Income (Loss)	34,244	(1,533,289)

Currency Translation, Net of Taxes	(213,922)	174,867

Other Comprehensive Loss	$(179,678)	$(1,358,422)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended March 31, 2018 and March 31, 2019

							Accumulated Other
					Additional		Compre-	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	hensive	Compen-
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	sation
BALANCE, December 31, 2017	2,200,837	2,201	11,107,316	11,108	40,491,229	(28,471,696)	(5,040,792)	(79,933)

Common shares issued at $4.04 per share for services provided and to be provided by the board of directors			14,852	15	59,985

Stock based compensation expenses recognized for the period ended March 31, 2018								18,273

Currency translation, net							174,867

Net Income for the period ended March 31, 2018						(1,533,287)

BALANCE, March 31, 2018	2,200,837	2,201	11,122,168	11,123	40,551,214	(30,004,983)	(4,865,925)	(61,660)

BALANCE, December 31, 2018	-	-	18,228,887	18,229	46,575,986	(32,286,224)	(5,744,856)	(23,499)

Common shares issued at $4.63 per share for services provided and to be provided by the board of directors			28,993	29	134,138			(21,667)

Stock based compensation expenses recognized for the period ended March 31, 2019					5,778			10,166

Exercising of stock options			45,000	45	133,155

Currency translation, net							(213,922)

Net Income for the period ended March 31, 2019						34,244

BALANCE, March 31, 2019	-	-	18,302,880	18,303	46,849,057	(32,251,980)	(5,958,778)	(35,000)

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$34,244	$(1,533,289)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operations:
Depreciation and amortization	278,400	217,508
Non-cash compensation	128,444	78,273
Loss on sale of equipment	-	-
Changes in assets and liabilities:
Accounts receivable	(1,403,171)	(19,405)
Other receivables	(2,524,138)	249,801
Deposits	(945,496)	-
Inventory	135,340	(221,180)
Prepaid expenses/deposits	(122,094)	(118,174)
Accounts payable	3,418,700	298,472
Accrued expenses	701,038	(923,912)
Operating lease liability	(92,691)	-
Long-term contracts	(496,675)	209,282

Total Adjustments	(922,343)	(229,335)

Net Cash Used by Operating Activities	(888,099)	(1,762,624)

Cash Flows from Investing Activities:
Purchase of property and equipment	(169,546)	(59,937)

Net Cash Used by Investing Activities	(169,546)	(59,937)

Cash Flows from Financing Activities:
Net payments on financing lease obligation	(7,138)	(12,320)
Proceeds from exercise of stock options	133,200	-

Net Cash provided by (Used in) Financing Activities	126,062	(12,320)

Gain (Loss) on Currency Translation	(243,483)	175,802

Net change in Cash, Cash Equivalents and Restricted Cash	(1,175,066)	(1,659,079)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,776,111	2,486,199

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,601,045	$827,120

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$23,541	$56,300
Income Taxes	$-	$-

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

LiqTech International A/S, a Danish corporation, incorporated on January 15, 2000 (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes on ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA. LiqTech NA, Inc. engages in the production, marketing and sale of ceramic diesel particulate and liquid filters and kiln furniture in United States and Canada.

LiqTech Systems A/S, a Danish Corporation ("LiqTech Systems") (Formerly Provital Solutions A/S) was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within the pool and spa markets, marine applications, and a number of industrial applications within Denmark and international markets.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems A/S is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro (“EUR”) and the functional currency of LiqTech Singapore is the Singapore Dollar (“SGD”). The Company’s reporting currency is U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2019 and 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For the three months ended March 31, 2019 and 2018, the Company has $117,904 and $0 respectively as restricted cash. The restricted cash is a payment guarantee issued in benefit of a customer in connection with prepayment for a sales order. The restricted cash is held in a local financial institution and will be freed as order deliveries is made and accepted by the customer. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at March 31, 2019 and December 31, 2018.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Allowance for doubtful accounts at the beginning of the period	$971,772	$660,581
Bad debt expense	0	353,562
Receivables written off during the periods	0	0
Effect of currency translation	(18,245)	(42,371)
Allowance for doubtful accounts at the end of the period	$953,527	$971,772

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Leases -- The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $2.1 million and an operating lease liability of $2.1 million primarily for office space leases. The Company’s adoption of Topic 842 did not materially impact its results of operations or cash flows.

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

Long-Term Investments -- Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we will write down the investment to its fair value and record the related write down as an investment loss in the consolidated statement of operations.

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

Revenue Recognition and Sales Incentives

Accounting policy: On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified-retrospective method as of January 1, 2018. The new revenue standard did not have a material impact on revenue recognition. The Company does not expect the impact of the adoption of the new standard to be material to net income on an ongoing basis.

For membrane and DPF product sales, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied which occurs when control of the membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-Payments received prior to satisfaction of performance obligations are recorded as a customer deposit liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of Systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the delivery performance, the customer is normally offered a commissioning (final assembly and configuration at a place designated by the customer) and this commission is therefore considered a second delivery performance and is valued at cost, based on the contractual performance given a standard gross margin rate. This second performance delivery is recognized as revenue at the time of delivery of the commissioning together with the cost incurred. Part of the invoicing to the customer is also contributed to the commissioning and at transfer of the control of the system, i.e. the first performance obligation, some of the invoicing will still be awaiting the commissioning and is therefore recognized as Other receivable while the revenue related to the commissioning is recognized as Deferred Income.

Aftermarket sales represent parts, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Contract assets / Contracts liabilities.

The Company has received long-term contracts for grants from government entities for the development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided, or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Balance Sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our Balance Sheets as contract liabilities.

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

The Company’s disaggregated revenue is reported in Note 9.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $22,592 and $528, for the three months ended March 31, 2019 and 2018, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2019 and 2018 were $203,172, and $169,396, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options to certain key employees. See Note 8. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $15,944 and $78,273 have been recognized for the vesting of options and stock awards granted to employees and Directors of the Board for the three months ended March 31, 2019 and 2018, respectively.

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets allowance for doubtful accounts receivable, cost in excess of billings, reserve for obsolete inventory, depreciation and impairment of property plant and equipment and impairment of goodwill and liabilities billings in excess of cost commit-ment and contingencies, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements – In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company adopted this guidance in the first quarter of 2019, and it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company adopted the SEC’s amendment to interim disclosures in the first quarter of 2019 and has presented the changes in shareholders’ equity on an interim basis.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets of approximately $2.1 million and lease liabilities of approximately $2.1 million for all of our lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on our consolidated statements of operations or cash flows. See Note 5 for the required disclosures relating to our lease agreements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash which requires companies require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For the period ended March 31, 2019 the Company have recorded $117,904 as Restricted cash and $2,483,141 as Unrestricted cash and hereby a total of $2,601,045 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2018 the amounts were $0 in Restricted cash and $3,776,111 in Unrestricetd cash.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Furnace parts and supplies	$654,278	$596,806
Raw materials	1,605,809	1,659,826
Work in process	1,581,128	1,691,175
Finished goods and filtration systems	1,401,445	1,596,042
Reserve for obsolescence	(945,945)	(1,111,794)
Net Inventory	$4,296,715	$4,432,055

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	Useful Life			2019	2018
Production equipment	3	-	10	$9,551,758	$9,614,189
Lab equipment	3	-	10	81,367	82,930
Computer equipment	3	-	5	298,713	204,807
Vehicles	3	-	5	66,031	71,711
Furniture and fixture		5		109,318	111,417
Leasehold improvements		10		1,040,857	1,037,678
				11,148,044	11,122,732
Less Accumulated Depreciation				(9,663,573)	(9,691,083)
Net Property and Equipment				$1,484,471	$1,431,649

Depreciation expense amounted to $213,071 and $216,929 for the three months ended March 31, 2019 and 2018, respectively. The property and equipment is held as collateral on lines of credit and guarantees with financial institutions. See Note 4.

NOTE 4 - LINES OF CREDIT

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,240 at March 31, 2019) with a bank, subject to certain base limitations. As of March 31, 2018, we had DKK 94,620 (approximately $15,743) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 5 - LEASES

The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Copenhagen and White Bear Lake, Minnesota.

On January 1, 2019, the Company adopted Topic 842 requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company elected to use the transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result of the modified retrospective transition method of adoption certain accounts lack a comparable value for the same period of 2018, specifically accounts and values associated with operating leases and ROU assets.

Supplemental balance sheet information related to leases as of March 31, 2019 and 2018 was as follows:

	March 31, 2019	March 31, 2018
Operating leases:
Operating lease right-of-use	$1,930,932	$-

Operating lease liabilities - current	$459,528	$-
Operating lease liabilities – long-term	1,504,328	-
Total operating lease liabilities	$1,963,856	$-

Finance leases:
Property and equipment, at cost	$1,156,162	$1,361,920
Accumulated depreciation	(1,149,571)	1,348,054
Property and equipment, net	$6,591	$13,866

Finance lease liabilities - current	$6,651	$13,789
Finance lease liabilities – long-term	-	-
Total finance lease liabilities	$6,651	$13,789

Weighted average remaining lease term:
Operating leases	4.6	-
Finance lease	0.3	1.1

Weighted average discount rate:
Operating leases	7.1%	-
Finance leases	9.0%	7.3%

Maturities of lease liabilities at March 31, 2019 were as follows:
	Operating lease	Finance lease
April 2019 – March 2020	$583,776	$6,769
April 2020 – March 2021	547,133	-
April 2021 – March 2022	363,370	-
April 2022 – March 2023	344,238	-
April 2023 – March 2024	332,280	-
Thereafter	137,204	-
Total payment under lease agreements	2,308,001	6,769
Less inputed interest	(344,145)	(178)
Total lease liability	$1,963,856	$6,591

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating and finance lease agreements as of December 31, 2018 were as follows:

Year ending December 31,	Operating lease	Finance lease
2019	$712,250	$14,654
2020	578,997	-
2021	402,584	-
2022	350,249	-
Thereafter	560,977	-
Total	$2,605,057	$14,654

NOTE 6 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k)-profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2019 and 2018, matching contributions were expensed and totaled $2,621 and $2,693, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech International A/S contacted the Company with a claim of DKK448,500 ($68,800) alleging that a former Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as per March 31, 2019 as the Company does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems A/S was contacted by a former supplier alleging that the Company owed DKK543,905 ($83,400) for services rendered in 2017, The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by the court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as per March 31, 2019.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $14,240 at March 31, 2019) with a bank, subject to certain base limitations. As of March 31, 2018, we had DKK 94,620 (approximately $15,743) in working guarantee against the line.

Product Warranties - The Company provides a standard warranty on its systems, generally for one to five years. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claim and the cost per claim.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2019
Balance at December 31, 2018	$432,225
Current year warranty expense	313,894
Change in estimate related to pre-existing warranties	-
Payments made	-
Foreign currency effect	(11,588)
Balance at March 31, 2019	$734,531

NOTE 7 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net Gain (Loss) attributable to LiqTech International Inc.	$34,244	$(1,533,289)
Weighted average number of common shares used in basic earnings per share	18,267,068	11,121,838
Effect of dilutive securities, stock options and warrants	878,807	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	19,145,875	11,121,838

For the three months ended March 31, 2019, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share and 100,000 warrants outstanding to purchase common stock at $6.60 per share.

For the three months ended March 31, 2018, the Company had 113,750 options outstanding to purchase common stock at $2.96 per share and 100,000 warrants outstanding to purchase common stock at $6.60 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2019, and December 31, 2018, respectively, there were 18,302,880 (after the 4-to-1 reverse stock split effective as from April 8, 2019) and 18,228,887 common shares issued and outstanding.

Voting -- Holders of the Company common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of the Company common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights -- In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of the Company common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of the Company common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

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

The Company has 625,000 authorized shares of preferred stock, $0.001 par value. As of March 31, 2019, and December 31, 2018, respectively, there were 0 mandatory convertible preferred shares issued and outstanding.

Stock Issuance

Since January 1, 2019, the Company has made the following issuances of common stock (adjusted to account for the 4-to-1 reverse stock-split on April 8, 2019):

On March 5, 2019, the Company issued an additional 45,660 shares of restricted stock valued at $157,500 for services provided by the Board of Directors. The Company will recognize the non-cash compensation of the award over the requisite service period. The shares vested immediately.

On January 24. January 28, February 6 and March 1, 2019, the Company issued a total of 45,000 shares in connection with employees exercising shares in relation to the stock option plan entered in 2015. The shares were issued at a share price of $2.96 and generated net proceeds of $133,200.

For the three months ended March 31, 2019 and 2018, the Company has recorded non-cash compensation expense of $15,944 and $65,834 relating to the awards, respectively.

Common Stock Purchase Warrants

A summary of the status of the warrants outstanding at March 31, 2019 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$6.60	100,000	0.32	$6.60	100,000	$6.60
Total	100,000	0.32	$6.60	100,000	$6.60

At March 31, 2019 and 2018, the Company had 0 non-vested warrants. We have recorded non-cash compensation expense of $0 for the period ended March 31, 2019 and 2018 related to the warrants issued.

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

Stock Options

In August 2011, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At March 31, 2019, 25,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to the options of $0 and $12,439 for three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plans at March 31, 2019 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.96	25,000	1.37	$2.96	25,000	$2.96
Total	25,000	1.37	$2.96	25,000	$2.96

A summary of the status of the options at March 31, 2019, and changes during the period is presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	70,000	$2.96	1.62	$-
Granted	-	-	-	-
Exercised	(45,000)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	25,000	$2.96	1.37	$-
Vested and expected to vest	25,000	$2.96	1.37	$-
Exercisable end of period	25,000	$2.96	1.37	$-

NOTE 9 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

For the three months ended March 31, 2019, our four largest customers accounted for approximately 59% of our net sales.

For the three months ended March 31, 2018, our two largest customers accounted for approximately 21% of our net sales.

The Company sells products throughout the world; disaggregated revenue by geographical region are as follows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
United States and Canada	$113,059	$109,225
Australia	62,113	200,303
South America	319,528	3,428
Asia	1,239,113	817,601
Europe	5,687,385	1,260,825
	$7,421,198	$2,391,382

The Company’s disaggregated revenue by product line are as follows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Ceramic diesel particulate	$2,243,268	$1,770,493
Liquid filters and systems	5,040,333	463,277
Development projects	137,597	157,612
	$7,421,198	$2,391,382

As of March 31, 2019, approximately 92% of the Company’s assets were located in Denmark and 8% in the United States, respectively. As of March 31, 2018, approximately 85% of the Company’s assets were located in Denmark and 15% in the United States, respectively.

NOTE 10 - SUBSEQUENT EVENT

The Company’s management reviewed material events through May 14, 2019.

Reverse stock split - On April 8, 2019, the Company carried through a 4-to-1 reverse stock-split announced in March 26, 2019. The reverse stock-split was affected to ensure that the Company meet the per share price requirement in relation with the Company’s decision of moving the trading of the Company’s stock from NYSE American to the Nasdaq Capital Market. The reverse-split resulted in a change in our authorized and outstanding common stock from 100,000,000 shares to 25,000,000 shares and 73,211,520 shares to 18,269,546 shares, respectively

Trading on Nasdaq Capital Market - On April 16, 2019, the Company’s common stock started trading on Nasdaq Capital Market and to celebrate this, the Company was invited to the closing bell session on April 17, 2019 by Nasdaq.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (“DPF’s“ ) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

Developments

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
					Period to Period Change
	2019	As a % of Sales	2018	As a % of Sales	$	Percent %
Net Sales	7,421,198	100.0%	2,391,382	100.0%	5,029,816	210.3%
Cost of Goods Sold	5,946,118	80.1	2,450,974	102.5	3,495,144	142.6
Gross Profit (Loss)	1,475,080	19.8	(59,592)	(2.5)	1,534,672	(2,575.3)

Operating Expenses
Selling expenses	483,587	6.5	409,792	17.1	73,795	18.0
General and administrative expenses	770,864	10.4	762,439	31.9	8,425	1.1
Research and development expenses	203,172	2.7	169,396	7.1	33,776	19.9
Total Operating Expenses	1,457,623	19.6	1,341,627	56.1	115,996	8.6

Income (Loss) from Operations	17,457	0.2	(1,401,219)	(58.6)	1,418,676	(101.2)

Other Income (Expense)
Interest and other income	7,277	0.1	3,284	0.1	3,993	121.6
Interest (expense)	(38,648)	(0.5)	(56,300)	(2.4)	17,652	(31.4)
Income (Loss) on currency transactions	48,158	0.6	(79,054)	(3.3)	127,212	(160.9)
Loss on sale of fixed assets	-	-	-	-	-	-
Total Other Income (Expense)	16,787	0.2	(132,070)	(5.5)	148,857	(112.7)

Income (Loss) Before Income Taxes	34,244	0.5	(1,533,289)	(64.1)	1,567,533	(102.2)
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Income (Loss)	34,244	0.5	(1,533,289)	(64.1)	1,567,533	(102.2)

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Revenues

Net sales for the three months ended March 31, 2019 were $7,421,198 compared to $2,391,382 for the same period in 2018, representing an increase of $5,029,816 or 210.3%. The increase in sales consisted of an increase in sales of liquid filters and systems of $4,577,056 or 988.0%, an increase in sales of DPF’s of $472,775 and a decrease in revenue from developmentprojects of $20,016. The increase in demand for our liquid filters and systems is mainly due to the large number of orders for water treatment systems to the marine industry received in 2018 and continuing during Q1 of 2019. The increase in demand for our DPF’s is mainly due to an increase in market activity in general compared to the same period last year.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $1,475,080 compared to a gross loss of $59,592 for same period in 2018, representing an increase of $1,534,672 or 2.575%. The increase in gross profit is due to major increase in sales activity for water treatment systems compared to our cost of goods sold. Included in gross profit is depreciation of $307,283 and $217,508 for the three months ended March 31, 2019 and 2018, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2019 were $1,457,623 representing an increase of $115,996 or 8.6%, compared to $1,341,627 for the same period in 2018.

Selling expenses for the three months ended March 31, 2019 were $483,587 compared to $409,792 for the same period in 2018, representing an increase of $73,795 or 18.0%. This increase is attributable to additional investments in sales activities, among others new sales employees for the three months ending March 31, 2019 compared to the same period in 2018.

General and administrative expenses for the three months ended March 31, 2019 were $770,864 compared to $762,439 for the same period in 2018, representing an increase of $8,425, or 1.1%. This minor increase is attributable to some increased fixed costs which are off-set by savings related to fewer employees in administration for the three months ending March 31, 2019 compared to the same period in 2018. Included in general and administrative expenses is Non-cash compensation expenses, which for the three months ended March 31, 2019 were $15,944 compared to $78,273 for the same period in 2018, representing a decrease of $62,329, or 79.6%. This decrease is attributable to decreased in non-cash compensation expense for shares awarded for services performed granted to directors and management compared to the same period in 2018.

The following is a summary of our non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Compensation upon vesting of stock options granted to employees	$-	$12,439
Compensation for vesting of restricted stock awards issued to the board of directors	15,944	65,834
Total Non-Cash Compensation	$15,944	$78,273

Research and development expenses for the three months ended March 31, 2019 were $203,172 compared to $169,396 for the same period in 2018, representing an increase of $33,776, or 19.9%. This increase is attributable to additional employees related to development of our water treatment solutions for the three months ending March 31, 2019 compared to the same period in 2018.

Net Income

Net income for the three months ended March 31, 2019 was $34,244 compared to a net loss of $1,533,289 for the comparable period in 2018, representing an increase of $1,567,533. This increase was primarily attributable to the increase in sale of water treatment systems for the marine industry, while the increase in total operating expenses was almost set-off in an increase in other income/expenses for the three months ending March 31, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At March 31, 2019, we had cash of $2,483,141 and working capital of $6,357,106 and at December 31, 2018, we had cash of $3,776,111 and working capital of $2,991,841. At March 31, 2019, our working capital increased by $1,230,971 compared to December 31, 2018. Total current assets (excluding cash) were $13,269,714 and $7,597,095 at March 31, 2019 and at December 31, 2018, respectively, and total current liabilities (excluding finance debt and tax) were $9,046,902 and $4,605,254 at March 31, 2019 and at December 31, 2018, respectively.

In connection with certain orders, we have to give the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,240 at March 31, 2019) with a bank, subject to certain base limitations. As of March 31, 2018, we had DKK 94,620 (approximately $15,743) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

Cash Flows

Three months ended March 31, 2019 Compared to three months ended March 31, 2018

Cash used by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2019 was $888,099, representing a decrease of $874,525 compared to cash used by operating activities of $1,762,624 for the three months ended March 31, 2018. The $888,099 in cash used by operating activities for the three months ended March 31, 2019 was mainly due to a net income of $34,244 adjusted for no cash items, an increase in account payables of $3,418,700, an increase in accrued expenses of $701,037 and a decrease in inventory of $220,518. This was partially offset by an increase of $2,524,138 in other receivables, $945,496 in deposits, $1,403,171 in accounts receivables, an increase of $122,095 in prepaid expenses/deposits and an increase of $496,675 in net contract assets/liabilities.

The increase in other receivables, accounts receivable and account payables were all due to large increase in activities for the three months ended March 31, 2019 compared to 2018.

Cash used in investing activities was $169,546 for the three months ended March 31, 2019, as compared to cash used in investing activities of $59,937 for the three months ended March 31, 2018. This increase was mainly due to the investment in new IT equipment and others in the period.

Cash provided by financing activities was $126,062 for the three months ended March 31, 2019, as compared to cash used by financing activities of $12,320 for the three months ended March 31, 2018. This increase of $138,382 in cash provided by financing activities for the three months ended March 31, 2019, was mainly due to cash provided from issuance of common stock of $133,200 and a decrease in cash paid on capital lease obligation of $7,138 for the three months ended March 31, 2019.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

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

Subsequent Events

Reverse stock split - On April 9, 2019, the Company carried through a 4-to-1 reverse stock-split announced in March 26, 2019. The reverse stock-split was affected to ensure that the Company meet the per share price requirement in relation with the Company’s decision of moving the trading of the Company’s stock from NYSE American to the Nasdaq Capital Market. The reverse stock-split resulted in a change in our authorized and outstanding common stock from 100,000,000 shares to 25,000,000 shares and 73,211,520 shares to 18,269,546 shares, respectively.

Trading on Nasdaq Capital Market - On April 16, 2019, the Company’s common stock started trading on Nasdaq Capital Market and to celebrate this, the Company was invited to the closing bell session on April 17, 2019 by Nasdaq.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Annual Report. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis. Based on this evaluation, Management concluded that due to the limited number of employees in the finance department, our disclosure controls and procedures were not effective as of such date due to material weaknesses that were identified.

During 2018 we have hired additional employees to the finance department, and we plan to continue remedy this lack of effectiveness during 2019 in connection with hiring additional employees in the finance department and implementing procedures to minimize the identified weaknesses. Further a planned investment in a new ERP-system to support the controls and processes of the Company will ensure that identified weaknesses will be detected on a timely basis to ensure proper and reliable financial reporting.

.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by Management on Form 10-K for the year ended December 31, 2018.

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

LiqTech International, Inc.

Dated: May 14, 2019	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2019	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)