Form 10-Q
period 2019-06-30
LIQTECH INTERNATIONAL INC
filed 2019-08-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 14, 2019, was 20,547,668 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2019

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)	6

Condensed Consolidated Statement of Stockholder’s Equity for the period Ended June 30, 2019 and June 30, 2018 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURES	32

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)
Current Assets:
Cash	$12,572,856	$3,776,111
Cash, restricted	783,499	-
Accounts receivable, net	8,460,159	1,308,122
Other receivables	3,303,504	1,098,796
Deposits	1,203,216	-
Contract assets	506,329	624,275
Inventories, net	4,713,656	4,432,055
Prepaid expenses	201,880	133,847

Total Current Assets	31,745,099	11,373,206

Property and Equipment, net accumulated depreciation	1,451,422	1,431,649
Operating lease right-of-use asset	1,925,645	-
Total Property and Equipment and right of use assets	3,377,067	1,431,649

Other Assets:
Investments at cost	5,680	5,714
Other intangible assets	-	748
Deposits	445,656	347,932

Total Other Assets	451,336	354,394

Total Assets	$35,573,502	$13,159,249

(Continued)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity	As of	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)
Current Liabilities:
Current maturities of finance lease obligations	$5,201	$13,789
Current maturities of operating lease liabilities	603,152	-
Accounts payable	4,717,535	2,122,479
Accrued expenses	3,008,933	1,868,229
Contract liabilities	1,466,645	516,335
Deferred revenue / customers deposits	571,777	98,781

Total Current Liabilities	10,373,243	4,619,613

Operating lease liabilities, net of current maturities	1,352,749	-

Total Long-term Liabilities	1,352,749	-

Total Liabilities	11,725,992	4,619,613

Commitment and Contingencies	-	-

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018 respectively	-	-
Common stock; par value $0,001, 25,000,000 shares authorized, 20,547,668 and 18,228,887 (each after the 4-to-1 reverse stock split) shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	20,548	18,229
Additional paid-in capital	61,538,883	46,575,986
Accumulated deficit	(32,105,194)	(32,286,224)
Deferred compensation	(29,166)	(23,499)
Accumulated other comprehensive income, net	(5,577,561)	(5,744,856)

Total Stockholders' Equity	23,847,510	8,539,636

Total Liabilities and Stockholders' Equity	$35,573,502	$13,159,249

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Sales	$9,297,186	$3,598,028	$16,718,384	$5,989,410
Cost of Goods Sold	7,222,076	2,938,206	13,168,194	5,389,180

Gross Profit	2,075,110	659,822	3,550,190	600,230

Operating Expenses:
Selling expenses	514,037	463,998	997,623	873,790
General and administrative expenses	968,437	582,208	1,739,302	1,344,647
Research and development expenses	199,184	176,281	402,356	345,677

Total Operating Expense	1,681,658	1,222,487	3,139,281	2,564,114

Income (Loss) from Operations	393,452	(562,665)	410,909	(1,963,884)

Other Income (Expense)
Interest and other income	18,173	7,173	25,450	10,457
Interest expense	(36,502)	(4,174)	(75,150)	(60,474)
Gain (Loss) on currency transactions	(206,718)	296,140	(158,560)	217,086
Gain (Loss) on sale of fixed assets	(21,619)	-	(21,619)	-

Total Other Income (Expense)	(246,666)	299,139	(229,879)	167,069

Income (Loss) Before Income Taxes	146,786	(263,526)	181,030	(1,796,815)

Income Tax Expense (Income)	-	-	-	-

Net Income (Loss)	$146,786	$(263,526)	$181,030	$(1,796,815)

Basic and Diluted Income (Loss) Per Share	$0.01	$(0.004)	$0.01	$(0.03)

Basic Weighted Average Common Shares Outstanding	19,211,771	16,214,833	18,742,029	13,682,405

Diluted Weighted Average Common Shares Outstanding	19,228,160	16,214,833	18,758,108	13,682,405

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Income (Loss)	146,786	(263,526)	181,030	(1,796,815)

Other Comprehensive Income (Loss), Net of Taxes:
Currency Translation	381,217	(633,427)	167,295	(458,560)

Total Comprehensive Income (Loss)	$528,003	$(896,953)	$348,325	$(2,255,375)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended June 30, 2018 and June 30, 2019

							Accumulated
					Additional		Compre-	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	hensive	Compen-
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	sation
BALANCE, December 31, 2017	2,200,837	2,201	11,107,316	11,108	40,491,229	(28,471,696)	(5,040,792)	(79,933)

Common shares issued at $4.04 per share for services provided and to be provided by the board of directors			14,852	14	59,986

Stock based compensation expenses recognized for the period ended March 31, 2018								18,273

Currency translation, net							174,867

Net Income for the period ended March 31, 2018						(1,533,287)

BALANCE, March 31, 2018	2,200,837	2,201	11,122,168	11,123	40,551,214	(30,004,983)	(4,865,925)	(61,660)

Common shares issued for cash at $1.36 per share, net of offering cost of $747,423, April 2018			4,862,132	4,862	5,860,215

Conversion of mandatory preferred stock issued in 2017 into 4 common shares per preferred stock	(2,200,837)	(2,201)	2,200,837	2,201

Stock based compensation expenses recognized for the period ended June 30, 2018								9,161

Currency translation, net							(633,427)

Net Income for the period ended June 30, 2018						(263,526)

BALANCE, June 30, 2018	-	-	18,185,137	18,185	46,411,430	(30,268,509)	(5,499,352)	(52,499)

BALANCE, December 31, 2018	-	-	18,228,887	18,229	46,575,986	(32,286,224)	(5,744,856)	(23,499)

Common shares issued at $4.63 per share for services provided and to be provided by the board of directors			28,993	29	134,138			(21,667)

Stock based compensation expenses recognized for the period ended March 31, 2019					5,778			10,166

Exercise of stock options			45,000	45	133,155

Currency translation, net							(213,922)

Net Income for the period ended March 31, 2019						34,244

BALANCE, March 31, 2019	-	-	18,302,880	18,303	46,849,057	(32,251,980)	(5,958,778)	(35,000)

Stock based compensation expenses recognized for the period ended June 30, 2019					17,333			5,834

Exercise of warrants			28,887	29	(29)

Common shares issued for cash at $7.25 per share, net of offering cost of $1,390,262, May 2019			2,215,862	2,216	14,672,522

Currency translation, net							381,217

Net Income for the period ended June 30, 2019						146,786

BALANCE, June 30, 2019	-	-	20,547,668	20,548	61,538,883	(32,105,194)	(5,577,561)	(29,166)

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Increase (Decrease) in Cash and Cash Equivalents

	For the six months ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$181,030	$(1,796,815)
Adjustments to reconcile net profit (loss) to net cash provided (used) by operations:
Depreciation and amortization	554,130	430,081
Stock-based compensation	151,611	87,434
Changes in assets and liabilities:
Accounts receivable	(7,152,037)	(319,952)
Other receivables	(2,204,708)	322,514
Deposits	(1,203,216)	-
Inventory	(281,601)	89,754
Prepaid expenses/deposits	(157,913)	(78,882)
Accounts payable	2,595,054	(250,828)
Accrued expenses	1,613,701	(1,131,833)
Operating lease liability	(234,934)	-
Long-term contracts	1,068,256	(682,820)

Total Adjustments	(5,251,657)	(1,534,532)

Net Cash Used in Operating Activities	(5,070,627)	(3,331,347)

Cash Flows from Investing Activities:
Purchase of property and equipment	(327,559)	(82,992)

Net Cash Used in Investing Activities	(327,559)	(82,992)

Cash Flows from Financing Activities:
Net payments on financing lease obligation	(8,588)	(14,710)
Proceeds from exercise of stock options	133,200	-
Proceeds from issuance of common stock, net	14,674,738	5,865,077

Net Cash Provided by Financing Activities	14,799,350	5,850,367

Gain (Loss) on Currency Translation	179,080	(430,727)

Net Change in Cash, Cash Equivalents and Restricted Cash	9,580,244	2,005,301

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,776,111	2,486,199

Cash, Cash Equivalents and Restricted Cash at End of Period	$13,356,355	$4,491,500

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$50,372	$60,474
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing:
Common stocks issued for conversion of mandatory preferred stock	-	8,803
Offering costs for common stocks issuance	1,390,262	747,423

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., the “Company” and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid and diesel particulate air filters in United States, Canada, Europe, Asia and South America. Set forth below is a description of the Company and each of its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a 100% owned subsidiary of The Company formed in May 2011.

LiqTech International AS, a Danish corporation, incorporated on January 15, 2000 (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engages in development, design, application, marketing and sales of membranes, ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA. LiqTech NA, Inc. engages in the production, marketing and sale of ceramic diesel particulate and liquid filters in the United States and Canada.

LiqTech Systems AS, a Danish Corporation ("LiqTech Systems") (Formerly Provital Solutions A/S) was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for application within marine applications municipal pool and spa applications, and other industrial applications within Denmark and international markets.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK and LiqTech Systems AS is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three and six months ended June 30, 2019 and 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For the six months ended June 30, 2019 and 2018, the Company has $783,499 and $0, respectively, as restricted cash. The restricted cash is payment guarantees issued to the benefit of customers in connection with prepayments of sales orders. The restricted cash is held in a local financial institution and will be released as order deliveries are made and accepted by the customer. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at June 30, 2019 and December 31, 2018.

Accounts Receivable -- Accounts Receivables consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Allowance for doubtful accounts at the beginning of the period	$971,772	$660,581
Bad debt expense	-	353,562
Receivables written off during the periods	(3,494)	-
Effect of currency translation	(5,773)	(42,371)
Allowance for doubtful accounts at the end of the period	$962,505	$971,772

Inventory -- Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Leases -- The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The assets and liabilities under finance leases are recorded at the lower of the present value of future minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $2.1 million and an operating lease liability of $2.1 million primarily for office space leases. The Company’s adoption of Topic 842 did not materially impact its results of operation.

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years.

Long-Term Investments -- Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is an-other-than-temporary decline in the fair value of a non-public equity security, we write down the investment to its fair value and record the related write down as an investment loss in the consolidated statement of operations.

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

Revenue Recognition and Sales Incentives

Accounting policy: On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified retrospective method as of January 1, 2018. The new revenue standard did not have a material impact on revenue recognition.

For membrane and DPF product sales, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a customer deposit liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of Systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer) and this commissioning is therefore considered a second delivery performance and is valued at cost, based on the contractual performance given a standard gross margin rate. This second performance delivery is recognized as revenue at the time of delivery of the commissioning together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Other Receivables, while the revenue related to the commissioning is recognized as Deferred Income.

Aftermarket sales represent parts, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Contract Assets / Contract Liabilities.

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

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected with respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

The Company’s disaggregated revenue is reported in Note 8.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $72,349 and $3,326 for the six months ended June 30, 2019 and 2018, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the six months ended June 30, 2019 and 2018 were $402,356 and $345,677, respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options to certain key employees during the years presented in the accompanying consolidated financial statements (see note 7). The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $151,611 and $87,434 have been recognized for the vesting of options and stock awards granted to employees for the six months ended June 30, 2019 and 2018, respectively.

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable, allowance for doubtful accounts, contract assets, reserve for obsolete inventory, depreciation and impairment of property plant and equipment, and goodwill; liabilities including contract liabilities and contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

In August 2018, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets of approximately $2.1 million and lease liabilities of approximately $2.1 million for all of our lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on our consolidated statements of operations. See Note 4 for the required disclosures relating to our lease agreements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash which requires companies in the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended June 30, 2019 the Company has recorded $783,499 as Restricted cash and $12,572,856 as Unrestricted cash and a total of $13,356,355 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2018 the amounts were $0 in Restricted cash and $3,776,111 in Unrestricted cash.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Furnace parts and supplies	$730,370	$596,806
Raw materials	1,756,414	1,659,826
Work in process	1,501,307	1,691,175
Finished goods and filtration systems	1,527,554	1,596,042
Reserve for obsolescence	(801,990)	(1,111,794)
Net Inventory	$4,713,656	$4,432,055

 NOTE 3 - LINES OF CREDIT

In connection with certain orders, we have to convey the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,427 at June 30, 2019) with a bank, subject to certain base limitations. As of June 30, 2018, we had DKK 94,620 (approximately $14,801) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

 NOTE 4 - LEASES

The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Copenhagen and White Bear Lake, Minnesota.

On January 1, 2019, the Company adopted Topic 842 requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company elected to use the transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result of the modified retrospective transition method of adoption, certain accounts lack a comparable value for the same period of 2018, specifically accounts and values associated with operating leases and ROU assets.

Supplemental balance sheet information related to leases as of June 30, 2019 and 2018 was as follows:

	June 30, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use	$1,925,645	$-

Operating lease liabilities - current	$603,152	$-
Operating lease liabilities – long-term	1,352,749	-
Total operating lease liabilities	$1,955,901	$-

Finance leases:
Property and equipment, at cost	$1,171,295	$1,171,295
Accumulated depreciation	(1,166,115)	(1,162,256)
Property and equipment, net	$5,180	$9,039

Finance lease liabilities - current	$5,201	$13,789
Finance lease liabilities – long-term	-	-
Total finance lease liabilities	$5,201	$13,789

Weighted average remaining lease term:
Operating leases	4.4	-
Finance lease	0.1	0.8

Weighted average discount rate:
Operating leases	7.0%	-
Finance leases	9.0%	7.3%

Maturities of lease liabilities at June 30, 2019 were as follows:
	Operating lease	Finance lease
July 2019 – June 2020	$624,358	$5,240
July 2020 – June 2021	531,629	-
July 2021 – June 2022	370,864	-
July 2022 – June 2023	342,510	-
July 2023 – June 2024	335,706	-
Thereafter	27,801	-
Total payment under lease agreements	2,232,868	5,240
Less imputed interest	(276,967)	(39)
Total lease liability	$1,955,901	$5,201

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 842, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

Year ending December 31,	Operating lease
2019	$712,250
2020	578,997
2021	402,584
2022	350,249
Thereafter	560,977
Total	$2,605,057

 NOTE 5 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k)-profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2019 and 2018, matching contributions were expensed and totaled $5,677 and $5,706, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech International A/S contacted the Company with a claim of DKK448,500 ($68,800) alleging that a former Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made at June 30, 2019 as the Company does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems A/S was contacted by a former supplier alleging that the Company owed DKK543,905 ($83,400) for services rendered in 2017, the claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by a court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made at June 30, 2019.

In connection with certain orders, we have to convey the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee line of DKK 94,620 (approximately $14,427 at June 30, 2019) with a bank, subject to certain base limitations. As of June 30, 2018, we had DKK 94,620 (approximately $14,801) in working guarantee against the line.

Product Warranties - The Company provides a standard warranty on its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts included in accrued expenses on the balance sheet, are as follows:

2019
Balance at December 31, 2018	$432,225
Current year warranty expense	903,216
Change in estimate related to pre-existing warranties	-
Payments made	(275,736)
Foreign currency effect	1,901
Balance at June 30, 2019	$1,061,606

 NOTE 6 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Net Gain (Loss) attributable to LiqTech International, Inc.	$181,030	$(1,796,815)
Weighted average number of common shares used in basic earnings per share	18,742,029	13,682,405
Effect of dilutive securities, stock options and warrants	16,079	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	18,758,108	13,682,405

For the six months ended June 30, 2019, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

For the six months ended June 30, 2018, the Company had 113,750 options outstanding to purchase common stock at $2.96 per share and 100,000 warrants outstanding to purchase common stock at $6.60 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock -- The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2019, and December 31, 2018, respectively, there were 20,547,668 (after the 4-to-1 reverse stock split effective on April 8, 2019) and 18,228,887 common shares issued and outstanding.

Voting -- Holders of the common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of the common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights -- In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of the common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of the common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

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

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of June 30, 2019 and December 31, 2018, respectively, there were 0 mandatory convertible preferred shares issued and outstanding.

Stock Issuances

Since January 1, 2019, the Company has made the following issuances of common stock (adjusted to account for the 4-to-1 reverse stock-split on April 8, 2019):

On March 5, 2019, the Company issued an additional 24,827 shares of restricted stock valued at $112,500 for services provided by the Board of Directors. The shares vested immediately.

On January 24, January 28, February 6 and March 1, 2019, the Company issued a total of 45,000 shares in connection with employees exercising shares in relation to the stock option plan entered in 2015. The shares were issued at a share price of $2.96 and generated net proceeds of $133,200.

On May 22, 2019, the Company completed a registered public offering of its common stock. At closing, the Company issued 2,215,862 shares of common stock at a per share price of $7.25 and generated net proceeds of $14,674,738 including cost of $1,390,262 for underwrites fee, lawyer fee, auditor fee and other cost related to the capital raise.

On June 6, 2019 the Company issued an additional 28,887 shares in connection with a cashless exercise of warrant’s issued in 2014.

For the six months ended June 30, 2019 and 2018, the Company has recorded non-cash compensation expense of $39,111 and $27,434 relating to the awards, respectively.

Common Stock Purchase Warrants

On June 6, 2019 the remaining warrants issued in 2014 were exercised on a cashless basis.

At June 30, 2019 and 2018, the Company had no non-vested warrants. We have recorded non-cash compensation expense of $0 for the period’s ended June 30, 2019 and 2018 related to the warrants issued.

Stock Options

In August 2011, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At June 30, 2019, 25,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to the options of $0 and $27,434 for six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plans at June 30, 2019 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.96	25,000	1.12	$2.96	25,000	$2.96
Total	25,000	1.12	$2.96	25,000	$2.96

A summary of the status of the options at June 30, 2019, and changes during the period is presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	70,000	$2.96	1.62	$-
Granted	-	-	-	-
Exercised	(45,000)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	25,000	$2.96	1.12	$-
Vested and expected to vest	25,000	$2.96	1.12	$-
Exercisable end of period	25,000	$2.96	1.12	$-

 NOTE 8 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

For the six months ended June 30, 2019, our 4 largest customers accounted for approximately 74% of our net sales.

For the six months ended June 30, 2018, our largest customer accounted for approximately 12% of our net sales.

The Company sells products throughout the world; disaggregated revenue by geographical region is as follows for the three and six months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
United States and Canada	$255,642	$260,525	$688,229	$369,750
Australia	153,401	82,490	215,514	282,793
South America	-	24,248	-	27,676
Asia	933,693	111,015	2,172,807	928,616
Europe	7,954,450	3,119,750	13,641,834	4,380,575
	$9,297,186	$3,598,028	$16,718,384	$5,989,410

The Company’s disaggregated revenue by product line is as follows for the three and six months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Ceramic diesel particulate	$747,234	$1,609,057	$2,990,502	$3,537,162
Liquid filters and systems	8,453,136	1,988,971	13,493,469	2,452,248
Development projects	96,815	-	234,413	-
	$9,297,186	$3,598,028	$16,718,384	$5,989,410

As of June 30, 2019, approximately 92% and 8% of the Company’s assets were located in Denmark and the United States, respectively. As of June 30, 2018, approximately 90% and 10% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 9 - SUBSEQUENT EVENTS

The Company’s management reviewed material events through August 14, 2019 and there were no material subsequent events to report.

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

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (“DPF “ ) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

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

We conduct operations in the Kingdom of Denmark and the United States. Our Danish DPF and membrane manufacturing operations are located in the Copenhagen area; LiqTech Systems’ assembly and testing operations are located in Hobro in Jutland, Denmark. Our U.S. operations are conducted by LiqTech Delaware located in White Bear Lake, Minnesota.

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

The following tables set forth our revenues, expenses and net income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
					Period to Period Change
	2019	As a % of Sales	2018	As a % of Sales	US$	Percent %
Net Sales	9,297,186	100.0%	3,598,028	100.0%	5,699,158	158.4%
Cost of Goods Sold	7,222,076	77.7	2,938,206	81.7	4,283,870	145.8
Gross Profit	2,075,110	22.3	659,822	18.3	1,415,288	214.5

Operating Expenses
Selling expenses	514,037	5.5	463,998	12.9	50,039	10.8
General and administrative expenses	968,437	10.4	582,208	16.2	386,229	66.3
Research and development expenses	199,184	2.1	176,281	4.9	22,903	13.0
Total Operating Expenses	1,681,658	18.1	1,222,487	34.0	459,171	37.6

Profit (Loss) from Operation	393,452	4.2	(562,665)	(15.6)	956,117	169.9

Other Income (Expense)
Interest and other income	18,173	0.2	7,173	0.2	11,000	153.4
Interest (expense)	(36,502)	(0.4)	(4,174)	(0.1)	(32,328)	(774.5)
Gain (loss) on currency transactions	(206,718)	(2.2)	296,140	8.2	(502,858)	(169.8)
Gain (loss) on sale of fixed assets	(21,619)	(0.2)	-	-	(21,619)	-
Total Other Income (Expense)	(246,666)	(2.7)	299,139	8.3	(545,805)	(182.5)

Profit (loss) Before Income Taxes	146,786	1.6	(263,526)	(7.3)	410,312	155.7
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Profit (loss)	146,786	1.6	(263,526)	(7.3)	410,312	155.7

	Six Months Ended June 30,
					Period to Period Change
	2019	As a % of Sales	2018	As a % of Sales	$	Percent %
Net Sales	16,718,384	100.0%	5,989,410	100.0%	10,728,974	179.1
Cost of Goods Sold	13,168,194	78.8	5,389,180	90.0	7,779,014	144.3
Gross Profit	3,550,190	21.2	600,230	10.0	2,949,960	491.5

Operating Expenses
Selling expenses	997,623	6.0	873,790	14.6	123,833	14.2
General and administrative expenses	1,739,302	10.4	1,344,647	22.5	394,655	29.4
Research and development expenses	402,356	2.4	345,677	5.8	56,679	16.4
Total Operating Expenses	3,139,281	18.8	2,564,114	42.8	575,167	22.4

Profit (loss) from Operation	410,909	2.5	(1,963,884)	(32.8)	2,374,793	120.9

Other Income (Expense)
Interest and other income	25,450	0.2	10,457	0.2	14,993	143.4
Interest (expense)	(75,150)	(0.4)	(60,474)	(1.0)	(14,676)	(24.3)
Gain (Loss) on currency transactions	(158,560)	(0.9)	217,086	3.6	(375,646)	(173.0)
Gain (Loss) on sale of fixed assets	(21,619)	(0.1)	-	-	(21,619)	-
Total Other Income (Expense)	(229,879)	(1.4)	167,069	2.8	(396,948)	(237.6)

Profit (loss) Before Income Taxes	181,030	1.1	(1,796,815)	(30.0)	1,977,845	110.1
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Profit (loss)	181,030	1.1	(1,796,815)	(30.0)	1,977,845	110.1

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Revenues

Net sales for the three months ended June 30, 2019 were $9,297,186 compared to $3,598,028 for the same period in 2018, representing an increase of $5,699,158 or 158.4%. The increase in sales consisted of an increase in sales of liquid filters and systems of $6,464,165, a decrease in sales of DPF of $726,340 and a decrease in revenue related to development projects of $38,667. The increase in revenue for our liquid filters and water treatment systems is due to completion of projects related to the marine scrubber industry. The realized revenue is a record for the Company. The decrease in demand for our DPF is mainly due to a decrease in market activity compared to the same period last year.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $2,075,110 compared to a gross profit of $659,822 for same period in 2018, representing an increase of $1,415,288 or 214.5%. The increase in gross profit was due to high sales activity and a better product mix with increased sales of liquid filters and water treatment systems, which have a higher gross margin. Included in gross profit is depreciation of $246,846 and $212,573 for the three months ended June 30, 2019 and 2018, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2019 were $1,681,658 representing an increase of $459,171 or 37.6%, compared to $1,222,487 for the same period in 2018. This increase in operating expenses is attributable to an increase in general and administrative expenses of $386,229, or 66.3%, and increase in selling expenses of $50,039 or 10.8% and an increase in research and development expenses of $22,903, or 13.0%, compared to the same period in 2018.

The main reason for the increase in operating expenses is the large number of new additional employees and related expenses (purchase of IT equipment, office furniture, HR consultants etc.). It is especially new project managers, who have been hired to assist with the large increase in sales and new orders.

Non-cash compensation, included in general and administrative expenses, for the three months ended June 30, 2019 were $23,167, compared to $9,161 for the same period in 2018, representing an increase of $14,006, or 152.9%. This increase is attributable to increased non-cash compensation expense for restricted share units granted to directors.

The following is a summary of our non-cash compensation:

	For the Three Months Ended June 30,
	2019	2018
Compensation upon vesting of stock options granted to employees	$-	$3,328
Compensation for vesting of restricted stock awards issued to the board of directors	23,167	5,833
Value of Warrants granted for services	-	-
Total Non-Cash Compensation	$23,167	$9,161

 Net Income

Net profit for the three months ended June 30, 2019 was $146,786 compared to a loss of $263,526 for the comparable period in 2018, representing a change of $410,312, or 155.7%. This improvement was attributable to the substantial increase in revenue and gross profit for the three months ending June 30, 2019, compared to the same period in 2018. Offset in Net Profit is Other Income/Expenses which amounts to ($246,666) for the three months ended June 30, 2019 compared to an income of $299,139 for the same period in 2018. The decrease in Net Other Income/Expense of $545,805 is principally related to losses on currency exchanges.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Revenues

Net sales for the six months ended June 30, 2019 were $16,718,384 compared to $5,989,410 for the same period in 2018, representing an increase of 10,728,974 or 179.1%. The increase in sales consisted of an increase in sales of liquid filters and water treatment systems of $11,041,221, a decrease in sales of DPF of $253,565 and a decrease in sales of development projects of $58,683. The increase in revenue for our liquid filters and water treatment systems is due to completion of projects related to the marine scrubber industry. The realized revenue for the first six months of 2019 is a record for the Company. The decrease in demand for our DPF is mainly due to a decrease in market activity compared to the same period last year.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $3,550,190 compared to a gross profit of $600,230 for same period in 2018, representing an increase of $2,949,960 or 491.5%. The increase in gross profit was due to the high sales activity for our liquid filters and water treatment systems, which have a higher gross margin. Included in gross profit is depreciation of $554,129 and $430,081 for the six months ended June 30, 2019 and 2018, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2019 were $3,139,281 representing an increase of $575,167 or 22.4%, compared to $2,564,114 for the same period in 2018. This increase in operating expenses is attributable to an increase in general and administrative expenses of $394,655, or 29.4% an increase in research and development expenses of $56,679, or 16.4%, and an increase in selling expenses of $123,833, or 14.2%, which include expenses related to marketing.

The main reason for the increase in operating expenses is the large number of new additional employees and related expenses (purchase of IT equipment, office furniture, HR consultants etc.). It is especially new project managers, who have been hired to assist with the large increase in sales and new orders.

Non-cash compensation, included in general and administrative expenses, for the six months ended June 30, 2019 were $151,611, compared to $87,434 for the same period in 2018, representing an increase of $64,177, or 73.4%. This increase is attributable to increased non-cash compensation expense for restricted share units granted to directors.

The following is a summary of our non-cash compensation:

	For the Six Months Ended June 30
	2019	2018
Compensation upon vesting of stock options granted to employees	$-	$15,767
Compensation for vesting of restricted stock awards issued to the board of directors	151,611	71,667
Value of Warrants granted for services	-	-
Total Non-Cash Compensation	$151,611	$87,434

Net Income

Net profit for the six months ended June 30, 2019 was $181,030, compared to a loss of $1,796,815 for the same period in 2018, representing an improvement in Net Income of $1,977,845, or 110.1%. This improvement was attributable to the substantial increase in sales activities and a higher gross profit for the six months ending June 30, 2019, compared to the same period in 2018.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At June 30, 2019, we had cash (including restricted cash) of $13,356,355 and working capital of $21,371,856 and at December 31, 2018, we had cash of $3,776,111 and working capital of $6,753,593. At June 30, 2019, our working capital increased by $14,618,263 compared to December 31, 2018 due to a registered public offering of common stock in the second quarter of 2019. Total current assets (excluding cash) were $18,388,744 and $7,597,095 at June 30, 2019 and at December 31, 2018, respectively, and total current liabilities (excluding finance debt and tax) were $9,764,890 and $4,605,254 at June 30, 2019 and at December 31, 2018, respectively.

In connection with certain orders, we have to convey the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $14,427 at March 31, 2019) with a bank, subject to certain base limitations. As of June 30, 2018, we had DKK 94,620 (approximately $14,801) in working guarantee against the line. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

On May 24, 2019, we issued 2,215,862 shares of common stock in a public offering for gross proceeds of approximately $16.2 million, which has improved our liquidity. We believe that our existing cash and cash equivalents at June 30, 2019, along with cash generated from operations, will be sufficient to allow us to fund our current operating plan over the next 12 months. However, we may need additional funds to sustain and grow our business, and we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially and adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Cash Flows

Six months ended June 30, 2019 Compared to six months ended June 30, 2018

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the six months ended June 30, 2019 was $5,070,627, representing an increase of $1,739,280 compared to cash used by operating activities of $3,331,347 for the six months ended June 30, 2018. The increase in cash used by operating activities for the six months ended June 30, 2019 was mainly due to an increase in account receivables of $7,152,037 related to the larger number of shipped orders in the second quarter of 2019. Further other receivables have increased by $2,204,708. The increase in Other Receivables is due to the larger number of shipped orders, as this increase relates to the last payment of most orders, which is normally invoiced when the commissioning has taken place. Deposits have increased by $1,203,216 due to prepayments made for the new furnaces in the production facility in Ballerup. Account payables have increased by $2,595,056; contract assets and liabilities have increased by $1,068,256 and accrued expenses have increased by $1,613,701 due to the large increase in sales activities.

Cash used in investing activities was $327,559 for the six months ended June 30, 2019, representing an increase of $244,567, as compared to cash used in investing activities of $82,992 for the six months ended June 30, 2018. The increase in cash used in investing activities was mainly due to $81,421 in the purchase of new IT equipment.

Cash provided by financing activities was $14,799,350 for the six months ended June 30, 2019, as compared to cash provided by financing activities of $5,850,367 for the six months ended June 30, 2018. The cash provided by financing activities is mainly related to a public offering that raised $16,065,000 less offering costs of $1,390,262 during the six months ended June 30, 2019.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

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

Subsequent Events

The Company’s management reviewed material events through August 14, 2019 and there were no material subsequent events to report.

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

In 2019 we plan on hiring additional employees to the finance department, and we plan to continue remedy this lack of effectiveness during 2019 in connection with hiring additional employees in the finance department and implementing procedures to minimize the identified weaknesses. Further a planned investment in a new ERP-system to support the controls and processes of the Company should ensure that identified weaknesses will be detected on a timely basis to ensure proper and reliable financial reporting.

.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. For more information on material weaknesses identified by Management, please see our annual report on Form 10-K for the year ended December 31, 2018.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.1	Form of Purchase Agreement with Stephens Inc. as representative of the several underwriters, dated May 22, 2019	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2019

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U,S,C, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: August 14, 2019	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)