Form 10-Q
period 2019-09-30
LIQTECH INTERNATIONAL INC
filed 2019-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 14, 2019, was 20,547,668 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
Current Assets:
Cash	$9,957,472	$3,776,111
Restricted Cash	1,678,936	-
Accounts receivable, net	6,560,857	1,308,122
Other receivables	3,697,315	1,098,796
Contract assets	641,356	624,275
Inventories, net	5,186,234	4,432,055
Prepaid expenses	203,024	133,847

Total Current Assets	27,925,194	11,373,206

Long-Term Assets:
Property and Equipment, net	2,783,420	1,431,649
Operating lease right-of-use asset	2,200,130	-
Construction in progress	2,138,406	-
Investments at cost	5,433	5,714
Other intangible assets	-	748
Deposits	475,769	347,932
Goodwill	605,313	-

Total Long-Term Assets	8,208,471	1,786,043

Total Assets	$36,133,665	$13,159,249

(Continued)

The accompanying notes are an integral part of these condensed financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
Current Liabilities:
Current portion of capital lease obligations	$-	$13,789
Current maturities of operating lease liabilities	681,481	-
Current portion of contingent earn-out	291,690	-
Accounts payable	3,703,850	2,122,479
Accrued expenses	3,623,012	1,868,229
Contract liabilities	1,165,684	516,335
Income taxes payable	31,260	-
Deferred revenue	842,254	98,781

Total Current Liabilities	10,339,231	4,619,613

Net deferred income tax liability	210,393	-
Contingent earn-out, net of current portion	583,380	-
Operating lease liabilities, net of current maturities	1,561,076	-

Total Long-term Liabilities	2,354,849	-

Total Liabilities	12,694,080	4,619,613

Commitment and Contingencies	-	-

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018 respectively	-	-
Common stock; par value $0.001, 25,000,000 shares authorized, 20,547,668 and 18,228,887 (each after the 4-to-1 reverse stock split) shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20,548	18,229
Additional paid-in capital	61,483,032	46,575,986
Accumulated deficit	(31,448,837)	(32,286,224)
Deferred compensation	(23,332)	(23,499)
Accumulated other comprehensive loss	(6,591,826)	(5,744,856)

Total Stockholders' Equity	23,439,585	8,539,636

Total Liabilities and Stockholders' Equity	$36,133,665	$13,159,249

The accompanying notes are an integral part of these condensed financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Sales	$9,672,716	$3,347,204	$26,391,100	$9,336,614
Cost of Goods Sold	7,444,978	3,058,465	20,613,172	8,447,645

Gross Profit	2,227,738	288,739	5,777,928	888,969

Operating Expenses:
Selling expenses	461,010	414,504	1,458,633	1,288,294
General and administrative expenses	1,318,505	663,547	3,057,807	2,008,194
Research and development expenses	189,216	152,849	591,572	498,526

Total Operating Expense	1,968,731	1,230,900	5,108,012	3,795,014

Income (Loss) from Operations	259,007	(942,161)	669,916	(2,906,045)

Other Income (Expense)
Interest and other income	28,736	1,814	54,186	12,271
Interest expense	(35,292)	(5,463)	(110,442)	(65,937)
Gain (Loss) on currency transactions	403,432	23,861	244,872	240,947
Gain (Loss) on sale of fixed assets	474	-	(21,145)	-

Total Other Income (Expense)	397,350	20,212	167,471	187,281

Income (Loss) Before Income Taxes	656,357	(921,949)	837,387	(2,718,764)

Income Tax Expense (Income)	-	-	-	-

Net Income (Loss)	$656,357	$(921,949)	$837,387	$(2,718,764)

Basic and Diluted Income (Loss) Per Share	$0.03	$(0.05)	$0.04	$(0.18)

Basic Weighted Average Common Shares Outstanding	20,547,667	18,185,137	19,350,533	15,199,809

Diluted Weighted Average Common Shares Outstanding	20,563,540	18,185,137	19,366,545	15,199,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Income (Loss)	656,357	(921,949)	837,387	(2,718,764)

Income (Loss), net of taxes:
Currency Translation	(1,014,265)	(63,279)	(846,970)	(521,839)

Total Comprehensive Loss	$(357,908)	$(985,228)	$(9,583)	$(3,240,603)

The accompanying notes are an integral part of these condensed financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended September 30, 2019 and September 30, 2018

							Accumulated
					Additional		Compre-	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	hensive	Compen-
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	sation

BALANCE, December 31, 2018	-	-	18,228,887	18,229	46,575,986	(32,286,224)	(5,744,856)	(23,499)

Stock based compensation expenses recognized for the period ended March 31, 2019					5,778			10,166

Common shares issued at $4.63 per share for services provided and to be provided by the board of directors			28,993	29	134,138			(21,667)

Exercise of stock options			45,000	45	133,155

Currency translation, net							(213,922)

Net Income for the period ended March 31, 2019						34,244

BALANCE, March 31, 2019	-	-	18,302,880	18,303	46,849,057	(32,251,980)	(5,958,778)	(35,000)

Stock based compensation expenses recognized for the period ended June 30, 2019					17,333			5,834

Exercise of warrants			28,887	29	(29)

Common shares issued for cash at $7.25 per share, net of offering cost of $1,390,262, May 2019			2,215,862	2,216	14,672,522

Currency translation, net							381,217

Net Income for the period ended June 30, 2019						146,786

BALANCE, June 30, 2019	-	-	20,547,668	20,548	61,538,883	(32,105,194)	(5,577,561)	(29,166)

Stock based compensation expenses recognized for the period ended September 30, 2019					17,333			5,834

Net additional offering cost of $73,184, for capital raise in May 2019					(73,184)

Currency translation, net							(1,014,265)

Net Income for the period ended September 30, 2019						656,357

BALANCE, September 30, 2019	-	-	20,547,668	20,548	61,483,032	(31,448,837)	(6,591,826)	(23,332)

BALANCE, December 31, 2017	2,200,837	2,201	11,107,316	11,108	40,491,229	(28,471,696)	(5,040,792)	(79,933)

Common shares issued at $4.04 per share for services provided and to be provided by the board of directors			14,852	14	59,986

Stock based compensation expenses recognized for the period ended March 31, 2018								18,273

Currency translation, net							174,867

Net Loss for the period ended March 31, 2018						(1,533,287)

BALANCE, March 31, 2018	2,200,837	2,201	11,122,168	11,123	40,551,214	(30,004,983)	(4,865,925)	(61,660)

Common shares issued for cash at $1.36 per share, net of offering cost of $747,423, April 2018			4,862,132	4,862	5,860,215

Conversion of mandatory preferred stock issued in 2017 into 4 common shares per preferred stock	(2,200,837)	(2,201)	2,200,837	2,201

Stock based compensation expenses recognized for the period ended June 30, 2018								9,161

Currency translation, net							(633,427)

Net Loss for the period ended June 30, 2018						(263,526)

BALANCE, June 30, 2018	-	-	18,185,137	18,185	46,411,430	(30,268,509)	(5,499,352)	(52,499)

Stock based compensation expenses recognized for the period ended September 30, 2018								5,833

Currency translation, net							(63,279)

Net Loss for the period ended September 30, 2018						(921,949)

BALANCE, September 30, 2018	-	-	18,185,137	18,185	46,411,430	(31,190,458)	(5,562,631)	(46,666)

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$837,387	$(2,718,764)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	852,705	621,460
Stock-based compensation	174,778	93,267
Changes in assets and liabilities:
Accounts receivable	(4,652,294)	(1,369,207)
Other receivables	(2,593,412)
Inventory	(430,776)	290,567
Construction in progress	(2,138,406)	-
Prepaid expenses and deposits	(104,928)	(47,243)
Account payable	1,481,881	(301,016)
Accrued expenses	1,769,893	(326,932)
Operating lease liability	(347,747)	-
Contract assets and liabilities, net	632,268	(80,338)

Total Adjustments	(5,356,038)	(1,119,442)

Net Cash Used in Operating Activities	(4,518,651)	(3,838,206)

Cash Flows from Investing Activities:
Purchase of property and equipment	(510,403)	(145,984)
Proceeds from sale/recovery of property and equipment	23,700	-
Net cash paid for acquisition	(1,154,902)	-

Net Cash Used in Investing Activities	(1,641,605)	(145,984)

Cash Flows from Financing Activities:
Net proceeds/payments on capital lease obligation	(13,789)	48,127
Proceeds from exercise of stock options	133,200	-
Proceeds from issuance of common stocks, net	14,601,554	5,865,077

Net Cash Provided by Financing Activities	14,720,965	5,913,204

Gain (Loss) on Currency Translation	(700,412)	(553,618)

Net Change in Cash, Cash Equivalents and Restricted Cash	7,860,297	1,375,396

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,776,111	2,486,199

Cash, Cash Equivalents and Restricted Cash at End of Period	$11,636,408	$3,861,595

The accompanying notes are an integral part of these condensed financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$4,909	$54,655
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing:
Common stock issued for conversion of mandatory preferred stock	$-	$8,803
Offering costs for common stocks issuance	$1,463,446	$747,423

The accompanying notes are an integral part of these condensed financial statements.

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

LiqTech Systems A/S, a Danish Corporation ("LiqTech Systems") was incorporated on September 1, 2009 and engages in the manufacture of fully automated filtering systems for use within marine applications, municipal pool and spa applications, and other industrial applications within Denmark and international markets.

BS Plastic A/S, a Danish Corporation ("BS Plastic") was acquired on September 1, 2019 and engages in the manufacture of specialized machined and welded plastic parts within Denmark and international markets.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK, LiqTech Systems and BS Plastic is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The foreign subsidiaries balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the nine months ended September 30, 2019 and 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2019 and 2018, the Company holds $1,678,936 and $0, respectively, of restricted cash. The restricted cash is payment guarantees issued for the benefit of customers in connection with prepayments of sales orders. The restricted cash is held in a local financial institution and will be released as order deliveries is made and accepted by the customer. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at September 30, 2019 and December 31, 2018.

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

The roll forward of the allowance for doubtful accounts for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Allowance for doubtful accounts at the beginning of the period	$971,772	$660,581
Addition from acquisition	21,895	-
Bad debt expense	3,763	353,562
Receivables written off during the periods	(3,494)	-
Effect of currency translation	(48,057)	(42,371)
Allowance for doubtful accounts at the end of the period	$945,879	$971,772

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

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carryforward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $2.1 million and an operating lease liability of $2.1 million primarily for office space leases. The Company’s adoption of Topic 842 did not materially impact its results of operation.

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

Long-Term Investments -- Investments in non-consolidated companies are included in long-term investments in the consolidated balance sheet and are accounted for under the cost method and equity method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Generally, this information may be more limited, may not be as timely as and may be less accurate than information available from publicly traded companies. Assessing each investment's carrying value requires significant judgment by management. If it is determined that there is another than temporary decline in the fair value of a non-public equity security, we write down the investment to its fair value and record the related write down as an investment loss in the consolidated statement of operations.

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

For membrane and DPF product sales, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a customer deposit liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer) and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Other Receivables, while the revenue related to the commissioning is recognized as Deferred Income.

Aftermarket sales represent parts, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Contract assets / Contract liabilities.

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

In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected with respect to the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

The Company’s disaggregated revenue is reported in Note 8.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Such costs amounted to $8,280 and $21,693 for the three months and $80,630 and $25,018 for the nine months ended September 30, 2019 and 2018, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense was $189,216 and $152,849 for the three months, and $591,572 and $498,526, for the nine months ended September 30, 2019 and 2018 respectively, of research and development costs.

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

Stock Options and Awards -- The Company has granted stock options to certain key employees during the years presented in the accompanying consolidated financial statements (see Note 7). The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $23,167 and $5,833 have been recognized for the vesting of options and stock awards granted to employees for the three months, and $174,778 and $93,267 for the nine months ended September 30, 2019 and 2018, respectively.

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable, allowance for doubtful accounts; contract assets; reserve for excess and obsolete inventory; depreciation and impairment of property, plant and equipment; goodwill; liabilities including contract liabilities and contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

In August 2018, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended September 30, 2019 the Company has recorded $1,678,936 as Restricted cash and $9,957,472 as Unrestricted cash and a total of $11,636,408 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2018 the amounts were $0 in Restricted cash and $3,776,111 in Unrestricted cash.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Furnace parts and supplies	$611,911	$596,806
Raw materials	2,101,188	1,659,826
Work in process	1,644,988	1,691,175
Finished goods and filtration systems	1,608,185	1,596,042
Reserve for obsolescence	(780,038)	(1,111,794)
Net Inventory	$5,186,234	$4,432,055

NOTE 3 - LINES OF CREDIT

In connection with certain orders, we have to provide the customer with a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guaranteed credit line of DKK 94,620 (approximately $13,800 at September 30, 2019) with a bank, subject to certain base limitations. As of September 30, 2018, we had DKK 94,620 (approximately $14,690) in working guarantee against the credit line. The credit line is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by a restricted account at the bank of LiqTech Systems.

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

Supplemental balance sheet information related to leases as of September 30, 2019 and 2018 was as follows:

	September 30, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use	$2,200,130	$-

Operating lease liabilities – current	$681,481	$-
Operating lease liabilities – long-term	1,561,076	-
Total operating lease liabilities	$2,242,557	$-

Finance leases:
Property and equipment, at cost	$1,115,891	$1,171,295
Accumulated depreciation	(1,115,891)	(1,162,256)
Property and equipment, net	$-	$9,039

Finance lease liabilities – current	$-	$13,789
Finance lease liabilities – long-term	-	-
Total finance lease liabilities	$-	$13,789

Weighted average remaining lease term:
Operating leases	4.3	-
Finance lease	-	0.8

Weighted average discount rate:
Operating leases	6.9%	-
Finance leases	-%	7.3%

Maturities of lease liabilities at September 30, 2019 were as follows:

	Operating lease	Finance lease
October 2019 – September 2020	$711,058	$-
October 2020 – September 2021	574,753	-
October 2021 – September 2022	468,283	-
October 2022 – September 2023	433,132	-
October 2023 – September 2024	357,179	-
Thereafter	-	-
Total payment under lease agreements	2,544,405	-
Less imputed interest	(301,848)	-
Total lease liability	$2,242,557	$-

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 842, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

Year ending December 31,	Operating lease
2019	$712,250
2020	578,997
2021	402,584
2022	350,249
Thereafter	560,977
Total	$2,605,057

NOTE 5 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k)-profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended September 30, 2019 and 2018, matching contributions were expensed and totaled $3,007 and $2,569, respectively. For the nine months ended September 30, 2019 and 2018, the expense was $8,684 and $8,275, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech International A/S contacted the Company with a claim of DKK448,500 ($68,800) alleging that a former Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made at September 30, 2019 as the Company does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems A/S was contacted by a former supplier alleging that the Company owed DKK543,905 ($83,400) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by a court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made at September 30, 2019.

In connection with certain orders, we have to provide the customer with a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guaranteed line of DKK 94,620 (approximately $13,800 at September 30, 2019) with a bank, subject to certain base limitations. As of September 30, 2018, we had DKK 94,620 (approximately $14,690) in working guarantees against the credit line.

Product Warranties - The Company provides a standard warranty on its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells an extended warranty for certain systems, which generally provides a warranty for up to four years from the date of commissioning. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company has assessed the adequacy of the recorded warranty liability at the end of the 3rd quarter 2019 based on realized warranty expenses for the 4 years passed since the start-up of delivery of water treatment systems. Based on the assessment, the Company has decided to reduce the warranty accrual from 7% to 3% of the sales value for delivered products since January 1, 2019 and going forward.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts included in accrued expenses on the balance sheet, are as follows:

2019
Balance at December 31, 2018	$432,225
Current year warranty expense	621,142
Change in estimate related to pre-existing warranties	-
Payments made	(307,596)
Foreign currency effect	(31,001)
Balance at September 30, 2019	$714,770

Purchase obligation - The Company has a purchase obligation to the supplier of the new furnaces to the production facility in Ballerup for which the Company has not received the related goods. The total obligation amounts to $3.8 million as per September 30, 2019 of which the Company has prepaid $1.6 million as installments. The Company has no right to cancel the order.

NOTE 6 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2019 and 2018:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net Income (Loss) attributable to LiqTech International, Inc.	$656,357	$(921,949)	$837,387	$(2,718,764)
Weighted average number of common shares used in basic earnings per share	20,547,667	18,185,137	19,350,533	15,199,809
Effect of dilutive securities, stock options and warrants	15,873	-	16,012	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	20,563,540	18,185,137	19,366,545	15,199,809

For the nine months ended September 30, 2019, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

For the nine months ended September 30, 2018, the Company had 113,750 options outstanding to purchase common stock at $2.96 per share and 100,000 warrants outstanding to purchase common stock at $6.60 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock -- The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2019, and December 31, 2018, respectively, there were 20,547,668 (after the 4-to-1 reverse stock split effective on April 8, 2019) and 18,228,887 common shares issued and outstanding.

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

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of September 30, 2019 and December 31, 2018, there were 0 mandatory convertible preferred shares issued and outstanding.

Stock Issuances

Since January 1, 2019, the Company has made the following issuances of common stock (adjusted to account for the 4-to-1 reverse stock-split on April 8, 2019):

On March 5, 2019, the Company issued an additional 24,827 shares of restricted stock valued at $112,500 for services provided by the Board of Directors. The shares vested immediately.

On January 24, January 28, February 6 and March 1, 2019, the Company issued a total of 45,000 shares in connection with employees exercising stock options granted under the 2015 Stock Options Plan (the "Plan"). The shares were issued at a share price of $2.96 and generated net proceeds of $133,200.

On May 22, 2019, the Company completed a registered public offering of its common stock. At closing, the Company issued 2,215,862 shares of common stock at a per share price of $7.25 and generated net proceeds of $14,599,338 including cost of $1,463,446 for underwriter’s fee, lawyer’s fee, auditor’s fee and other cost related to the capital raise.

On June 6, 2019 the Company issued an additional 28,887 shares in connection with a cashless exercise of warrants issued in 2014.

For the nine months ended September 30, 2019 and 2018, the Company has recorded non-cash compensation expense of $62,278 and $33,267 relating to stock awards, respectively.

Stock Options

In August 2015, the Company’s Board of Directors adopted the Option Plan. Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At September 30, 2019, 25,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to the options of $0 and $33,267 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plan at September 30, 2019 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.96	25,000	0.87	$2.96	25,000	$2.96
Total	25,000	0.87	$2.96	25,000	$2.96

A summary of the status of the options at September 30, 2019, and changes during the period is presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	70,000	$2.96	1.62	$-
Granted	-	-	-	-
Exercised	(45,000)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	25,000	$2.96	0.87	$-
Vested and expected to vest	25,000	$2.96	0.87	$-
Exercisable end of period	25,000	$2.96	0.87	$-

NOTE 8 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s net sales

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Customer A	34%	*	31%	*
Customer B	*	*	20%	*
Customer C	28%	*	17%	*

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s account receivables

	September 30, 2019	December 31, 2018
Customer A	49%	58%
Customer C	16%	*

The Company sells products throughout the world; disaggregated revenue by geographical region is as follows for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
United States and Canada	$701,194	$273,806	$1,389,423	$643,556
Australia	139,451	181,174	354,965	463,967
South America	-	22,775	-	50,452
Asia	2,962,521	154,715	5,135,327	1,083,332
Europe	5,869,550	2,714,734	19,511,385	7,095,307
	$9,672,716	$3,347,204	$26,391,100	$9,336,614

The Company’s disaggregated revenue by product line is as follows for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Ceramic diesel particulate	$1,330,337	$1,841,136	$4,320,839	$5,085,203
Liquid filters and systems	7,920,745	1,426,107	21,414,214	3,878,355
Development projects	137,148	79,961	371,561	373,056
Plastic products	284,486	-	284,486	-
	$9,672,716	$3,347,204	$26,391,100	$9,336,614

As of September 30, 2019, approximately 90% of the Company’s assets were located in Denmark and 10% in the United States. As of September 30, 2018, approximately 91% of the Company’s assets were located in Denmark and 9% in the United States.

NOTE 9 - ACQUISITION

On September 4, 2019 our wholly owned subsidiary LiqTech International acquired the outstanding equity of BS Plastic, a specialized plastic manufacturer based in Denmark. The acquisition allows LiqTech to in-source certain components of its proprietary ceramic silicon carbide water filtration systems for closed loop marine scrubber applications.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. We do not believe there will be material adjustments. The initial purchase price of $1,332,090 was funded through existing cash. The prior equity holder of BS Plastic may also receive an additional $888,060 if certain targets are met on an annual basis over the next 3 years. This contingent earn-out is accrued as long-term and short-term liability in the balance sheet. Based on the estimated fair value at the time of purchase, the Company recorded an estimate of intangible assets in the amount of $614,300 which may include goodwill once the final valuation analysis is completed.

The purchase price calculation is as follows:

Cash	$1,332,090
Liabilities short-term	296,020
Liabilities long-term	592,040
Total	$2,220,150

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of purchase:

Cash and bank balances	$177,188
Account receivables	600,441
Inventory	323,403
Other receivables / deferred expenses	59,235
Deposits	53,304
Property and Equipment	1,397,421
Account payables	(99,490)
Other debt and accrued expenses	(660,990)
Accrued income tax	(31,146)
Deferred tax liability	(213,516)
1,605,850
Goodwill	614,300
$2,220,150

Transaction and other costs directly related to the acquisition of BS Plastic A/S, consisting primarily of professional fees, have amounted to approximately $29,500 and were expensed as incurred and are included in general and administrative expenses.

NOTE 10 - SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 14, 2019 and there were no subsequent events to report.

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

Overview

We are a clean technology company that provides state-of-the-art technologies for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (“DPF“) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes which facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in and LiqTech NA, Inc., a Delaware corporation (“LiqTech NA”) and LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly owned subsidiaries LiqTech Systems A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Systems”) and BS Plastic A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“BS Plastic”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems, BS Plastic and LiqTech NA are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish DPF and membrane manufacturing operations are located in the Copenhagen area, LiqTech Systems’ assembly and testing operations are located in Hobro in Jutland, Denmark and the plastic manufacturing plant of BS Plastic are located in Aarhus in Jutland, Denmark. Our U.S. operations are conducted by LiqTech NA located in White Bear Lake, Minnesota.

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

The following tables set forth our revenues, expenses and net income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
					Period to Period Change
	2019	As a % of Sales	2018	As a % of Sales	US$	Percent %
Net Sales	9,672,716	100.0%	3,347,204	100.0%	6,325,512	189.0%
Cost of Goods Sold	7,444,978	77.0	3,058,465	91.4	4,386,513	143.4
Gross Profit	2,227,738	23.0	288,739	8.6	1,938,999	671.5

Operating Expenses
Selling expenses	461,010	4.8	414,504	12.4	46,506	11.2
General and administrative expenses	1,318,505	13.6	663,547	19.8	654,958	98.7
Research and development expenses	189,216	2.0	152,849	4.6	36,367	23.8
Total Operating Expenses	1,968,731	20.4	1,230,900	36.8	737,831	59.9

Profit (Loss) from Operation	259,007	2.7	(942,161)	(28.1)	1,201,168	(127.5)

Other Income (Expense)
Interest and other income	28,736	0.3	1,814	0.1	26,922	1,484.1
Interest (expense)	(35,292)	(0.4)	(5,463)	(0.2)	(29,829)	546.0
Gain (loss) on currency transactions	403,432	4.2	23,861	0.7	379,571	1,590.8
Gain (loss) on sale of fixed assets	474	0.0	-	-	474	-
Total Other Income (Expense)	397,350	4.1	20,212	0.6	377,138	1,865.9

Profit (loss) Before Income Taxes	656,357	6.8	(921,949)	(27.5)	1,578,306	(171.2)
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Profit (loss)	656,357	6.8	(921,949)	(27.5)	1,578,306	(171.2)

	Nine Months Ended September 30,
					Period to Period Change
	2019	As a % of Sales	2018	As a % of Sales	$	Percent %
Net Sales	26,391,100	100.0%	9,336,614	100.0%	17,054,486	182.7%
Cost of Goods Sold	20,613,172	78.1	8,447,645	90.5	12,165,527	144.0
Gross Profit	5,777,928	21.9	888,969	9.5	4,888,959	550.0

Operating Expenses
Selling expenses	1,458,633	5.5	1,288,294	13.8	170,339	13.2
General and administrative expenses	3,057,807	11.6	2,008,194	21.5	1,049,613	52.3
Research and development expenses	591,572	2.2	498,526	5.3	93,046	18.7
Total Operating Expenses	5,108,012	19.4	3,795,014	40.6	1,312,998	34.6

Profit (loss) from Operation	669,916	2.5	(2,906,045)	(31.1)	3,575,961	(123.1)

Other Income (Expense)
Interest and other income	54,186	0.2	12,271	0.1	41,915	341.6
Interest (expense)	(110,442)	(0.4)	(65,937)	(0.7)	(44,505)	67.5
Gain (Loss) on currency transactions	244,872	0.9	240,947	2.6	3,925	1.6
Gain (Loss) on sale of fixed assets	(21,145)	(0.1)	-	-	(21,145)	-
Total Other Income (Expense)	167,471	0.6	187,281	2.0	(19,810)	(10.6)

Profit (loss) Before Income Taxes	837,387	3.2	(2,718,764)	(29.1)	3,556,151	(130.8)
Income Taxes Expense (Income)	-	-	-	-	-	-

Net Profit (loss)	837,387	3.2	(2,718,764)	(29.1)	3,556,151	(130.8)

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Revenues

Net sales for the three months ended September 30, 2019 were $9,672,716 compared to $3,347,204 for the same period in 2018, representing an increase of $6,325,512 or 189%. The increase in sales consisted of an increase in sales of liquid filters and systems of $6,494,640, a decrease in sales of DPF of $510,800 and an increase in revenue related to development projects of $57,188. Further, the revenue from plastic products (acquired at September 1, 2019) amounted to $284,486. The increase in revenue for our liquid filters and water treatment systems is due to projects related to the marine scrubber industry. The decrease in our DPF revenue is mainly due to a decrease in demand compared to the same period last year.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $2,227,738 compared to a gross profit of $288,739 for the same period in 2018, representing an increase of $1,938,999 or 671.5%. The increase in gross profit was due to high sales activity, even though that several low margin strategic projects were delivered with a low gross margin. This was offset by improved manufacturing costs and also a reassessment of the warranty provisions which contributed to improved gross profit.

Expenses

Total operating expenses for the three months ended September 30, 2019 were $1,968,731, representing an increase of $737,831, or 59.9%, compared to $1,230,900 for the same period in 2018. This increase in operating expenses is attributable to an increase in general and administrative expenses of $654,958, or 98.7%, and an increase in selling expenses of $46,506 or 11.2% and an increase in research and development expenses of $36,367, or 23.8%, compared to the same period in 2018.

The main reason for the increase in operating expenses is the hiring of additional employees in administration (finance, supply change management and project managers) and related expenses (purchase of IT equipment, office furniture, HR consultants etc.). Further costs for consultants assisting in preparing for SOX404 compliance has impacted expenses for the quarter.

Non-cash compensation, included in general and administrative expenses, for the three months ended September 30, 2019 were $23,167, compared to $5,833 for the same period in 2018, representing an increase of $17,334, or 297.2%. This increase is attributable to increased non-cash compensation expense for restricted share units granted to directors.

The following is a summary of our non-cash compensation:

	For the Three Months Ended September 30,
	2019	2018
Compensation for vesting of restricted stock awards issued to the board of directors	$23,167	$5,833
Total Non-Cash Compensation	$23,167	$5,833

 Net Income

Net profit for the three months ended September 30, 2019 was $656,357 compared to a loss of $921,949 for the comparable period in 2018, representing a change of $1,578,306. This improvement was attributable to the substantial increase in revenue and gross profit for the three months ending September 30, 2019, compared to the same period in 2018. Included in Net Profit is Other Income/Expenses which amounts to income of $397,350 for the three months ended September 30, 2019 compared to income of $20,212 for the same period in 2018. The increase in Net Other Income/Expense of $377,138 is principally related to gain on currency exchanges.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Revenues

Net sales for the nine months ended September 30, 2019 were $26,391,100 compared to $9,336,614 for the same period in 2018, representing an increase of $17,054,486 or 182.7%. The increase in sales consisted of an increase in sales of liquid filters and water treatment systems of $17,535,860, a decrease in sales of DPF of $764,365 and a decrease in sales of development projects of $1,495. Further, the revenue from plastic products (acquired at September 1, 2019) amounted to $284,486. The increase in revenue for our liquid filters and water treatment systems is due to projects related to the marine scrubber industry. The decrease in our DPF revenue is mainly due to a decrease in demand compared to the same period last year.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $5,777,928 compared to a gross profit of $888,969 for same period in 2018, representing an increase of $4,888,959 or 550%. The increase in gross profit was due to the high sales activity for our liquid filters and water treatment systems, which have a higher gross margin.

Expenses

Total operating expenses for the nine months ended September 30, 2019 were $5,108,012 representing an increase of $1,312,998 or 34.6%, compared to $3,795,014 for the same period in 2018. This increase in operating expenses is attributable to an increase in general and administrative expenses of $1,049,613, or 52.3%, an increase in research and development expenses of $93,046, or 18.7%, and an increase in selling expenses of $170,339, or 13.2%, which include expenses related to marketing.

The main reason for the increase in operating expenses is the hiring of additional employees in administration (finance, supply change management and project managers) and related expenses (purchase of IT equipment, office furniture, HR consultants etc.).

Non-cash compensation, included in general and administrative expenses, for the nine months ended September 30, 2019 was $174,778, compared to $93,267 for the same period in 2018, representing an increase of $81,511, or 87.4%. This increase is attributable to increased non-cash compensation expense for restricted share units granted to directors.

The following is a summary of our non-cash compensation:

	For the Nine Months Ended September 30
	2019	2018
Compensation upon vesting of stock options granted to employees	$-	$15,767
Compensation for vesting of restricted stock awards issued to the board of directors	174,778	77,500
Total Non-Cash Compensation	$174,778	$93,267

Net Income

Net income for the nine months ended September 30, 2019 was $837,387, compared to a loss of $2,718,764 for the same period in 2018, representing an improvement of $3,556,151, or 130.8%. This improvement was attributable to the substantial increase in sales activities and a higher gross profit for the nine months ending September 30, 2019, compared to the same period in 2018.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At September 30, 2019, we had cash (including restricted cash) of $11,636,408 and working capital of $19,779,324 and at December 31, 2018, we had cash of $3,776,111 and working capital of $6,753,593. At September 30, 2019, our working capital increased by $13,025,731 compared to December 31, 2018 due to a registered public offering of common stock in the second quarter of 2019. Total current assets (excluding cash) were $18,427,192 and $7,597,095 at September 30, 2019 and at December 31, 2018, respectively, and total current liabilities (excluding finance debt and tax) were $9,571,535 and $4,605,254 at September 30, 2019 and at December 31, 2018, respectively.

In connection with certain orders, we have to provide the customer with a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK 94,620 (approximately $13,800 at September 30, 2019) with a bank, subject to certain base limitations. As of September 30, 2018, we had DKK 94,620 (approximately $14,690) in working guarantees against the credit line. The credit line is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by a restricted account at the bank of LiqTech Systems.

On May 24, 2019, we issued 2,215,862 shares of common stock in a public offering for gross proceeds of approximately $16.2 million, which has improved our liquidity. We believe that our existing cash and cash equivalents at September 30, 2019, along with cash generated from operations, will be sufficient to allow us to fund our current operating plan over the next 12 months. However, we may need additional funds to sustain and grow our business, and we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially and adversely impact our financial condition and results of operations. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Cash Flows

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2019 was $4,518,651, representing an increase of $680,445 compared to cash used in operating activities of $3,838,206 for the nine months ended September 30, 2018. The net result improved the cash position by $3,556,151 compared to the same period last year. Further improvement in cash flow from account payables improved the cash position by $1,782,897 and accrued expenses by $2,096,824. Cash flow from account receivables had a negative impact on cash used of $3,283,087 related to the larger number of shipped orders in the September 2019. Further cash flow from other receivables increased by $2,546,169 due to the larger number of shipped orders, as this increase relates to the last payment of most orders, which is normally invoiced when the commissioning has taken place. Deposits have increased by $2,138,406 due to prepayments made for the new furnaces in the production facility in Ballerup.

Cash used in investing activities was $1,641,605 for the nine months ended September 30, 2019, representing an increase of $1,495,621, as compared to cash used in investing activities of $145,984 for the nine months ended September 30, 2018. The increase in cash used in investing activities was mainly due to the acquisition of BS Plastic AS that included a cash payment of $1,154,902.

Cash provided by financing activities was $14,720,965 for the nine months ended September 30, 2019, as compared to cash provided by financing activities of $5,913,204 for the nine months ended September 30, 2018. The cash provided by financing activities is mainly related to a public offering that raised $16,065,000 less offering costs of $1,463,446 during the nine months ended September 30, 2019.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	the assessment of revenue recognition, which impacts revenue and cost of sales;
●	the assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	the valuation of inventory, which impacts gross margin
●

the recognition and measurement of loss contingencies, which impact gross margin or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

●	the recognition and measurement of warranty provisions, which impacts the gross margin, and
●	the assessment of interest rates and term of life for Right-of-Use fixed assets, which impacts cost of sales and external expenses, and also short and long term liabilities.

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recently Enacted Accounting Standards” in the accompanying Financial Statements.

Subsequent Events

The Company’s management reviewed material events through November 14, 2019 and there were no material subsequent events to report.

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

In 2019 we have hired additional qualified employees into the finance department, and we plan to enhance our control environment to remedy this lack of effectiveness during 2019 and 2020 in connection with implementing procedures to minimize the identified weaknesses. Further, a planned investment in a new ERP-system to support the controls and processes of the Company should ensure that identified weaknesses will be detected on a timely basis to ensure proper and reliable financial reporting.

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

LiqTech International, Inc.

Dated: November 14, 2019	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)