Form 10-K
period 2019-12-31
LIQTECH INTERNATIONAL INC
filed 2020-03-30
CIK 1307579

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4544986000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2019, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $9.91 per share on June 30, 2019 was $197,837,958. As of March 30, 2020, there were 20,555,880 shares of common stock, $0.001 par value per share, outstanding.

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

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art products for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (DPFs) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark, and through local representatives and distributors. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly owned subsidiaries LiqTech Systems A/S (“LiqTech Systems”) and BS Plastic A/S (“BS Plastic”), two Danish limited companies, organized under the Danish Act on Limited Companies of the Kingdom of Denmark and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems, BS Plastic and LiqTech Delaware are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area, in Hobro and in Aarhus, and our U.S. operations are conducted in White Bear Lake, Minnesota.

Our Products

We manufacture and sell ceramic membranes and systems for the filtration of liquids and diesel particulate filters for the control of soot exhaust particles from diesel engines. We also provide plastics parts through the recently acquired BS Plastics A/S for a variety of internal and external industrial applications.

Ceramic Silicon Carbide Membranes for Liquid Filtration

Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic silicon carbide membranes and systems for liquid filtration using our patented silicon carbide technology (sometimes also referred to herein as our “SiC Filters”). Our currently focus is on marine scrubber wash water, hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water and other industrial applications.

Our SiC Filters have been used in the following applications by our clients:

●

Marine scrubber wash water: We supply water filtration systems for marine scrubber systems that may be employed on marine vessels to reduce sulphur emissions resulting from operating on heavy fuel oil (HFO). To date, more than 250 water treatment systems have been installed as a result of orders from European and Asian scrubber technology providers.

●

Produced water: Our membranes can be used for the filtration of "produced" water that is a byproduct of oil and gas production. The amount of produced water varies between 0.1 to ten times the amount of oil produced. We have performed testing with major international private and public oil and gas companies. We have installed the first system for an international oil and gas company to provide and service produced water filters on one of its offshore platforms. Two additional commercial installations have been commissioned with LiqTech membranes.

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

●

Producing clean drinking water: The potential of LiqTech SiC Filters in drinking water production is diverse and the benefits are numerous. Some examples include ground water removal of precipitated salts such as iron and manganese; surface water removal of organic suspended solids and humic acid; and sea water pre-filtration before reverse osmosis. We have entered into a cooperation agreement with Grundfos, a leading pump producer to market a newly developed water treatment unit for ground water.

●	Pool and spa water: We have supplied several turnkey water filtration systems for medium to very large public swimming pool installations in Europe.

Our products are based on the following silicon carbide membrane technologies:

●

CoMem is a unique, patented membrane technology that utilizes a crossflow structure to handle high concentrations of suspended solids found, for example in produced water from the oil and chemical industry and wastewater from industrial processes and manure filtration; and

●

Aqua Solution, which integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications in the pre-treatment for reverse osmosis, wastewater treatment and swimming pool and spa water filtration.

Our SiC Filters are manufactured with a silicon carbide ceramic membrane based on patented technology. We are not aware of other companies that makes both the substrate (honeycomb) and the membrane (the part that accomplishes the filtering) solely from silicon carbide.

The advantages of our SiC Filters compared to other pre-filtration systems for reverse osmosis are:

●

Our SiC Filters offer the same water flow as commonly used sand filters that require up to 400 times more space and have pore sizes at least three times bigger than our SiC Filters, and reduce the number of membrane elements and pressure vessels;

●	With our SiC Filters, high flow capacities are achieved at very low pressures, which reduce energy costs;

●	Our SiC Filters reduce water consumption for sand filter backwash; and

●	Our SiC Filters eliminate the consumption or maintenance of filter cartridges.

Our SiC Filters offer consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. Our membranes are ideal for the treatment of scrubber wash water; produced water for discharge and re-injection, pre-reverse osmosis ("RO") as well as polymer flooded streams. We offer on shore and offshore solutions and have extensive experience with produced water streams for fracking, gas condensate, and oil emulsions. We believe our SiC filters are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost, robustness and reduced downtime. Our chemically inert, plug-and-play filters are extremely hard, chemically resistant and durable ceramics with high flux (flow) to increase membrane life and reduce downtime for cleaning. SiC filters are stronger, harder, longer-lasting, more temperature-resistant and recover faster than conventional ceramic or polymeric membranes.

Our flat sheet membranes (“FSM”) offer low energy consumption, maximum permeation, innovative rack design and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse applications. The FSM carrier and the selective layer are also made of silicon carbide, which gives the product unique advantages such as high flux, total chemical resistance (pH 0-14), long life and the lowest fouling tendency of any polymeric or ceramic membrane material. Our tubular membranes offer robust and high yield membrane solutions for produced water in the Oil & Gas market and industrial wastewater for removing suspended solids as well as oil droplets and oil emulsions from solutions. Our dynamic, high-flux membrane disks are designed for the removal of high suspended solids. The filtration path direction is outside-in, with internal permeation channels that facilitate removal of the solids. A crossflow effect is generated through the rotation of the discs at high velocities that enables flow cleaning of the filter membrane surface. This principle offers energy savings that can exceed 80% compared to conventional cross flow.

For the years ended December 31, 2019 and 2018, we received grants from governmental entities of $624,981 and $431,340, respectively.

For the years ended December 31, 2019 and 2018, our sales of liquid filters, services and systems were $25,464,614 and $5,264,663, respectively, and accounted for 78% and 43% of our total sales, respectively.

Diesel Particulate Filters (DPFs)

We offer diesel particulate filters for exhaust emission control solutions to the verified retrofit and original equipment manufacturer (OEM) market through our direct sales force. DPF sales are generally made to distributors specializing in sales to end users. We use a proprietary “nano washcoat” to provide catalytic coating for anything from diesel particulate filters to catalytic converters. Our DPF products are sold worldwide under the LiqTech brand.

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

For the years ended December 31, 2019 and 2018, our sales of DPFs were $5,652,685 and $6,536,085, respectively, and accounted for 17% and 53% of our total sales, respectively.

Plastics

Plastics has been part of our offering since the acquisition of the Danish Company BS Plastic A/S on September 4, 2019. Plastics is providing machined and welded plastic parts used for the prepress, UV and aquaculture market segments.

For the year ended December 31, 2019 (4 months), our plastics revenues were $895,203 and accounted for 3% of our total sales.

Our Competitive Strengths

We believe the following strengths position us to increase our revenue and profitability:

●

Advantages of Silicon Carbide Membranes: Our diesel exhaust and liquid filtration products utilize silicon carbide membranes, which have certain qualities that we believe make our products more effective than those of our competitors. Unlike filtration products that use aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (tendency of a surface to become wet or to absorb water) that results in unique flux (low energy consumption). Silicon carbide is also very durable with hardness second only to diamond, making it a highly desirable material for a variety of aggressive fluids in industrial applications. As a result, we believe that such superior physical properties make our products desirable in both exhaust emissions control products and liquid filtration products.

●

Complete systems fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrosive-resistant materials and components. We provide complete in-house engineering capabilities for process design, 3D modeling and control. The entire specification, engineering, fabrication and commissioning process is delivered by our professional staff of highly dedicated engineers and craftsmen. We believe that supplying our customers with turnkey solutions built upon our silicon carbide membranes is unique in the market. LiqTech is more than a membrane supplier—we are also a provider of complete water filtration and treatment systems.

●

Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including: filtration of marine scrubber wash water; processing of industrial waste water and produced water; pre-treatment of drinking water; and pre-filtration for reverse osmosis, oil emulsion separation, bacteria removal for aquaculture, commercial swimming pool water treatment and the separation of metals from liquids in industrial processes.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Market: We have production and sales capacity in North America and Europe. We also sell our products through distributors and agents in many other countries such as China, Spain, UK, Korea, France, Italy and Brazil.  We have established customer relationships in more than 25 countries.

●

Strong and Experienced Management Team: Our management team has deep experience in the clean technology and filtration industries and drives growth through the development of new applications and technologies and cultivating relationships with customers.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths in silicon carbide filters and membranes through our focus on discrete applications in key end markets. Essential features of our strategy include:

●

Maintain and gain new marine industry customers.  We currently provide water filtration systems for scrubber technology providers, ship owners and ship operators. We are expanding our range of marine products to better leverage existing customer relationships.

●

Enter new geographic markets and expand existing markets. We plan to continue to manufacture and sell our products from our core operations in Denmark. We work with distributors, agents and partners to access other important geographic markets.

●

Strengthen our position in the DPF market. We believe that we have a strong position in the retrofit market for diesel particulate filter (DPF) systems. We intend to continue our efforts to maintain our market position in this area. Furthermore, we intend to leverage our experience in the OEM market by expanding our presence with new products relating to diesel particulate filter systems.

●

Develop and improve technologies and enter new end markets. We intend to continue to develop our ceramic membranes and improve the filtration efficiency for our filtration products. Through continuous research and development, we intend to find new uses for our products and plan to expand into new markets that offer significant opportunity for the Company.

●

Focus on the development and sales of standardized water filtration and treatment systems. We will continue our focus on selling systems based on our unique SiC Filters. We will also combine the ceramic membranes with other technologies to offer our customers complete filtration solutions. We will continue our focus on developing smaller standard systems, like our ground water treatment system and our residential swimming pool system.

Our Industry

Overview

We serve primarily two industries: the liquid filtration system market and the diesel particle filter (DPF) market. Our goal is to leverage our products and technology into industrial liquid filtration applications that offer significant growth opportunity and to take advantage of favorable market trends.

Liquid Filtration Market

The market for marine water filtration systems is rapidly developing due to new regulations for sulphur and ballast water emissions. Industry experts estimate that 8,000-10,000 ships will be retrofitted with a scrubber water treatment system over the next five years. At the end of 2019, the industry statistics note that nearly 4,000 ships have installed or ordered scrubbers (according to DNV GL report March 2020), with most installations being open loop scrubbers.  Open loop scrubbers discharge the wash water directly into the sea.  The addressable market for LiqTech is focused on closed loop scrubbers, where the scrubber wash water is routed through the LiqTech filtration system to remove sulphur and other particulates, and the clean water is then recycled as wash water.

 As noted above, the use of open loop scrubbers to clean the exhaust from marine engines that use high sulphur residual oil and diesel fuels may lead to the discharge of high concentrations of harmful compounds in the waters from vessels using such scrubbers. Several trials have been conducted onboard vessels by scrubber suppliers to define the constituent concentrations in wash water discharge. The trials find that scrubber wash water also contains suspended solids, heavy metals, hydrocarbons and polycyclic aromatic hydrocarbons (PAHs). Before the scrubber wash water is discharged, it must be treated to remove solids. LiqTech’s water treatment systems can be used to remove the solids from wet scrubber wash water. The treatment process includes a pre-filtration step followed by a LiqTech SiC membrane filtration. Treated water quality is monitored (NTU, PAH and pH) before discharge. We believe that many of the open loop scrubbers already installed will eventually be converted to closed loop (where the LiqTech filtration system is employed), thus resulting in a significantly larger market for LiqTech. The Company is globally engaging with scrubber equipment suppliers, ship owner/operators and shipyards. Furthermore, we are presenting our water treatment and filtration solutions at marine conferences and trade shows.

In addition to our marine scrubbers, LiqTech offers packaged filtration systems consisting of ceramic SiC and conventional reverse-osmosis (RO) membranes for industrial and municipal customers. We anticipate that global demand will increase for robust and low operating expense products such as ours that are well-suited for mobile and modular systems. RO membranes are increasingly used for the production of drinking water (desalination of sea water or brackish water), demineralized water in industrial processes (boiler feed water, microelectronics production), as well as in food processing and pharmaceuticals production. In addition, many laboratories rely on pure water for which demineralization is an essential step. LiqTech is differentiated by what we believe is our superior SiC membrane technology and by being able to provide a complete water treatment system. According to Lux Research, an industry expert, the market size for membrane technologies in the water industry and the adoption of next-generation separations in municipal and industrial applications is expected to grow at a compound annual growth rate (CAGR) of 7.5%, from $8.1 billion in 2018 to $11.7 billion 2021.

We also see a general trend worldwide of increasing demand for higher-quality re-injection water in connection with unconventional oil and gas production. In addition, we see tightening water discharge legislation, increasing water usage (more water produced per barrel oil) and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening of produced water specifications is a problem for conventional treatment and filtration technologies; however, our SiC Filters have been shown to mitigate these challenges, and we believe the increasing demand represents a favorable market trend for our business.

Water is essential to life on earth, and clean water shortages are expected to affect half of the human population by 2025 (Worldwildlife). 29% of the human population is living today without clean water, and this is expected to increase to half of the population by 2025 due to the growing population (United Nations). According to the World Health Organization, approximately 2,200 children die every day due to unsafe water and the lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for water filtration is growing rapidly, with more and larger plants being commissioned all over the world.

Diesel Particulate Filter (DPF) Market

The increase in global regulation of diesel engine exhaust particles is expected to drive growth in the DPF market. We expect jurisdictions in the United States to begin requiring DPF filters. In Europe, for example, cities in Germany are setting requirements for off-road machinery to include DPF filters. According to an industry publication (Diesel Particulate Filter – Global Market Outlook (2017-2026), the global market for new DPF filters manufactured by OEMs is expected to increase approximately 13% per year from 2017 to 2026. Diesel emissions consist of several toxic gases and particles: particulate matter (soot), carbon monoxide and hydrocarbons. Soot has been linked to a variety of health problems in humans. Reducing diesel emissions will have both health and social benefits, along with reduced costs.

In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan, and New York City implemented binding directives for the retrofitting of buses, garbage trucks and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007 defined particle count limits for certain cars and light utility vehicles. Also in Europe, low emission zones have been implemented locally, creating a patchwork of regulation.

The Asian markets have shown economic growth and an improved standard of living that has led to increased sales of vehicles in the region. At the same time, pollution in major cities has reached high PM levels. As a result, the Chinese government have introduced additional regulations, including new emissions standards faster than previously anticipated. We also believe the high pollution levels will result in an increase in the need for the retrofitting of existing vehicles.

Manufacturing

We currently manufacture our DPF and membrane products in facilities located in Ballerup, Denmark and White Bear Lake, Minnesota. We assemble our water treatment systems in Hobro, Denmark. In 2019 we acquired BS Plastic A/S that manufactures its plastic products in facilities located in Aarhus, Denmark. We are planning to expand our production capacity, primarily through investment in additional equipment for our liquid filtration products.

Raw Materials

The main raw materials that we use in our manufacturing processes are silicon carbide, steel, plastic, platinum and palladium. We purchase these commodities from various sources generally based upon availability and price. There is a limited supply of silicon carbide available to us. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned future water filtration products. Any increased demand for silicon carbide, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability; however, management believes that we could obtain satisfactory substitutes for these materials should traditional sources become unavailable.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers for gas and liquid filtration. The Company sells through direct sale, systems integrators, distributors, agents and partners.

The Company initially focused on selling its DPF filters to the automotive industry. In 2014, we acquired LiqTech Systems, a Danish filtration system manufacturing company, which enabled us to shift our focus to providing complete, modular liquid filtration systems. The Company’s liquid filtration systems business is now rapidly expanding, focusing on the marine industry and other industrial applications in mining, power generation, aquaculture, oil and gas, and other applications within the pool industry, water reclamation and drinking water.

For the year ended December 31, 2019, our four largest customers accounted for approximately 29%, 18%, 15% and 7%of our net sales (approximately 68% in total). For the year ended December 31, 2018, our four largest customers accounted for approximately 10%, 9%, 6% and 5% of our net sales (approximately 31% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these same customers.

We plan to actively market our existing products to new customers as we increase our production capacity. As of March 2020, we employed eleven (11) full time salespeople in addition to distribution agents. We promote our products through direct sales to potential customers and marketing activities such as participation in tradeshows and exhibitions.

In certain instances, our products are delivered to the end customer through systems integrators. These systems integrators use our filtration products in larger filtration systems, which eventually are installed in products used by the end customer. Due to legislative regulation, systems integrators are often required by end customers to receive approval for their systems, including the components used in such systems, which requires significant time and expense. As a result, we believe that certain of the systems integrators that use our products will not replace our filters with competitive products unless there are compelling reasons.

Intellectual Property

We have one issued patent in the United States that we co-own with a third party, two issued patents in Denmark, three issued foreign patents (Germany, China and South Korea) that we co-own with a third party and one pending European patent application that we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date (July 8, 2004) of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. On July 7, 2014, we obtained a new Danish patent application related to the silicon carbide membrane technology in Denmark.

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

We also believe that having distinctive names is an important factor in marketing our products and therefore use trademarks to brand some of our products. As of March 2020, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX and FUTURE FILTRATION).

Government Regulation

We do not believe that we are subject to any special governmental regulations affecting our products in the countries in which we have operations, except that in Minnesota, we are required to comply with the Minnesota Air Pollution standards related to the use of our incinerators located in our Minnesota facility. We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include the Federal Occupation Safety and Health Act and comparable state legislation. We are also subject to similar requirements in other countries in which we have extensive operations, including Denmark. We actively seek to maintain a safe, healthy and environmentally friendly workplace for all of our employees and those who work with us.

Environmental Matters

We are subject to a broad range of federal, state, local and foreign environmental laws and regulations that govern, among other things, air emissions, wastewater discharges and the handling, storage, disposal and release of waste and hazardous substances. It is our policy to comply with all applicable environmental requirements at each of our facilities. We are also subject to laws such as the Comprehensive Environmental Response, Compensation and Liability Act, which may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are subject to similar requirements in Denmark and other European countries. From time to time, we have identified minor environmental compliance issues at our facilities. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures, results of operations or competitive position.

We believe that, due to the constant focus on the environment and clean air and clean water standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both in the U.S. and abroad is likely as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these changing standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition and long term prospects.

Research and Development

We have fifteen (15) full-time employees that spend a majority of their time on research and development. For the years ended December 31, 2019 and 2018, we spent $749,249 and $661,014, respectively, on research and development.

Competition

Our products compete with other filters that are made using both ceramic and plastic membranes. Most of our competitors are large industrial companies; however, we believe our patented technology allows us to produce high-quality products that provide an advantage over many of our competitors, many of which that have greater financial, technological, manufacturing and personnel resources. We intend to continue to devote resources to developing new technologies and improving our products to retain our existing customers and to acquire new customers.

Employees

At December 31, 2019 we had 147 employees, 142 of whom were full-time employees. We have 133 employees at our operations in Denmark, including 85 in production, 20 in administration, 13 in research and development, 13 in sales and engineering and two in executive management. We also have 14 sales, accounting and production employees in the United States.

Certain employees in Denmark are represented by workers’ councils that have collective bargaining agreements. With the exception of such Danish employees, no other employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our employees.

Corporate Information

We filed our Articles of Incorporation on July 1, 2004 and are incorporated under the laws of the State of Nevada. Our principal executive office is located at Industriparken 22C, 2750 Ballerup, Denmark, and our telephone number is +45 4498 6000. We maintain an Internet website at www.liqtech.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reason-ably practicable after we electronically file with or furnish them to the SEC and are available in print to any stockholder who requests a copy.  The information contained in, or accessible from, our website is not a part of this Annual Report.

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

For the year ended December 31, 2019, our four largest customers accounted for approximately 29%, 18%, 15% and 7% of our net sales (approximately 68% in total). For the year ended December 31, 2018, our four largest customers accounted for approximately 10%, 9%, 6% and 5% of our net sales (approximately 31% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced delays or cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such delays, cancellations and fluctuations in the future. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

Furthermore, a significant portion of our accounts receivables is concentrated with a few major customers, who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company's outstanding receivables are not covered by collateral or credit insurance. The Company's exposure to credit and collectability risk on its receivables may also be higher in certain international markets, and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

We have global operations and face risks related to health epidemics that could impact our results of operations.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China (COVID-19). Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results.

Adverse conditions or events affecting the marine transportation industries may have a material adverse effect on our business.

Global health crises, such as the outbreak of COVID-19, can significantly impact us and our customers and suppliers. For example, the global shipping industries have been negatively impacted by the coronavirus outbreak due to increased travel restrictions and may be further adversely affected by an extended shutdown of various businesses in the affected regions. In light of this operating environment, shipping companies that carry goods may begin to significantly reduce the number of seaborne vessels as measures to stop the spread of the coronavirus negatively impacts the demand for seaborne transport of goods. This in turn can adversely affect the demand for our marine scrubbers to these shipping customers if many vessels sit idle or are taken out of service during the outbreak.

Further, after OPEC and Russia failed to agree recent oil production cuts, Saudi Arabia sharply cut its oil production, causing the price of oil to significantly drop, which has corresponded with a drop of the price of fuel oil used by our marine customers, including low-sulfur fuel oil. The corresponding reduction in the price of low-sulfur fuel oil could negatively affect the demand for our marine scrubber systems, which allow our marine customers to use fuels with higher sulfer content that has historically been cheaper than low-sulfer fuel oil. A decrease in the demand for marine scrubbers to allow the use of heavy fuel oil under IMO 2020 could impact our sales of marine scrubbers and our operating results.

We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The uncertain macroeconomic environment due to the outbreak of COVID-19 and other factors in the U.S. and other countries around the globe from which we derive significant sales may adversely affect our results and could have a negative impact on demand for our products. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team, the loss of whom could have a material adverse effect on our business.

Our success is, to a large degree, dependent upon the expertise and experience of the management team and its ability to attract and retain qualified personnel who are technically proficient. The loss of the services of one or more of such personnel could have a material adverse effect on our business. Our business may be adversely affected if we are unable to continue to attract and retain such personnel.

We will need to add qualified additional personnel as we expand our business, and we may not be able to employ such persons, which could affect our ability to expand and have a material adverse effect on our business.

In order to expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to identify such persons, and even if we identify them, we may not have the funds or ability to employ them, which could have a material adverse effect on our business.

Future growth of our business depends in part, on the availability of funding for emissions control programs as well as the enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide, all of which are beyond our control and the lack of which could negatively affect our future growth.

Future growth of our business depends in part on the availability of funding for emissions control programs, which can be affected by economic as well as political reasons that are beyond our control. For example, in light of a past budget crisis in California, funding was not available for a state-funded emissions control project and its start date was delayed. Funding for these types of emissions control projects drives the demand for our diesel particulate filters. If such funding is not available, or delayed, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, where regulations and standards are frequently contested in litigation. For example, the Alliance for California Business filed suit against the California Air Resources Board in an effort to cease the California Air Resources Board’s mandate that a DPF be retrofitted on certain older diesel trucks. Likewise, our ability to expand our business in the marine industry is dependent on the effective implementation of IMO 2020, which requires the burning of low-sulfur oil for marine vessels or the inclusion of marine scrubber technology. If existing regulations and emissions standards do not continue to become stricter, are loosened or are not enforced by governmental authorities due to commercial and business pressure, economic conditions or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We expect to expand our operations. The growth of our business could place significant strain on our management, operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business.

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a material adverse effect on our business.

We believe that, due to the constant focus on the environment and clean air and water standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both in the U.S. and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these ever-changing standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition and long-term prospects.

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our re-crystallized silicon carbide product forms, applications and manufacturing processes. We rely principally on a combination of patent protection, trade secret laws, confidentiality and non-disclosure agreements, and trusted business relationships to establish, maintain and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or keep any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In particular, because silicon carbide is a well-known material (developed over 100 years ago), and there has been extensive research, development and publication related to this material and its wide range of applications, obtaining intellectual property rights to key elements of silicon carbide technology can be challenging. Accordingly, at least some of the technology employed in our manufacture of re-crystallized silicon carbide products is not protected by patents.

Where we consider it appropriate, we seek patent protection in the United States and other countries on technologies used in, or relating to, our re-crystallized silicon carbide product forms, applications and manufacturing processes. The issuance of a patent is not conclusive as to its scope, validity and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States, and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

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

Our continued commercial success will also depend in part upon not infringing the patents or violating the intellectual property rights of third parties. We are aware of patents and patent applications generally relating to aspects of our technologies filed by, and issued to, third parties. Nevertheless, we cannot determine with certainty whether such patents or patent applications of other parties may materially affect our ability to conduct our business. There may be existing patents of which we are unaware that we may inadvertently infringe, resulting in claims against us or our customers. In the event that the manufacture, use and/or sale of our products or processes is challenged, or if our product forms or processes conflict with the patent rights of others, third parties could bring legal actions against us or our customers in the United States, Europe or other countries, claiming damages and seeking to enjoin the manufacturing and/or marketing of our products. Additionally, it is not possible to predict with certainty what patent claims may issue from any relevant third-party pending patent applications. Third parties may be able to obtain patents with claims relating to our product forms, applications and/or manufacturing processes which they could attempt to assert against us or our customers.

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

The growth of our Company depends in part on maintaining and growing the sales of our current products in existing and new markets, but also in developing new products and technologies. There is significant competition among companies that provide solutions for pollutant emissions from diesel engines and water purification solutions. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable or superior alternatives to our products and services, including products that are verified by the Environmental Protection Agency or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost-efficient than our current or future products.

Failure to obtain adequate supplies of raw materials or failure to obtain raw materials at affordable prices could negatively affect our ability to supply products to our customers and negatively affect our profit margins.

We use silicon carbide, steel, plastic, platinum and palladium in the manufacture of our products. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and planned water filtration products that would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to silicon carbide, steel, plastic, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results.

We may rely on sub-contractors to meet current demand for our products and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure of which could have a material adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We may not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house could require substantial capital expenditures. We may not be able to locate such additional facilities, and, if located, we may not have the capital resources to obtain or construct them, which could have a material adverse effect on our operations.

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

●	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products;
●	The extent to which existing and newly developed products obtain market acceptance;
●	The timing and size of customer purchases;
●	Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and
●	Increases in raw material prices.

Any significant fluctuations in our revenue or results of operations could negatively impact investor confidence and shares of our common stock may trade at prices significantly below the price paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our management team and other key professional employees.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent and other countries, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future. As at December 31, 2019 and 2018 we have not entered into any derivate contracts to hedge our currency exposure.

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

The nature of our manufacturing operations exposes us to potential claims and liability for environmental damage, personal injury, loss of life and damage to, or destruction of, property. Our manufacturing operations are subject to numerous laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future. Our manufacturing operations may not comply with future laws and regulations, and we may be required to make significant unanticipated capital and operating expenditures to bring our operations within compliance with such evolving regulations. If we fail to comply with applicable environmental laws and regulations, manufacturing guidelines, and workplace safety requirements, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits, and private parties may seek damages from us. Under such circumstances, we could be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims for which may not have sufficient or any insurance coverage for claims.

A significant portion of our assets and the majority of our officers and some of our directors are located outside of the United States, and therefore it may be difficult for an investor to enforce within the United States any judgments obtained against us or such officers and directors.

A significant portion of our assets are located outside of the United States. In addition, the majority of our officers and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to affect service of process or enforce within the United States any judgments obtained against us or such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us, or such officers and directors predicated upon the securities laws of the United States or any state thereof.

We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives that ultimately could have a material adverse effect on our financial condition and results of operations.

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

Effective January 1, 2018, we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, and as such we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, such as exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. This increased burden will further increase our compliance burden. As a “smaller reporting company” we are still able to take advantage of certain exceptions available to both emerging growth companies and smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemption from providing a “Compensation Discussion and Analysis” section in our proxy statements; providing only three years of business information; and other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. In Item 9A, we disclose that with respect to the standards of Sarbanes-Oxley Section 404, the internal controls standard to which we were subjected, we reported material weaknesses in our internal controls over financial reporting. For additional information on this item, please see Item 9A. Controls and Procedures.

Although we believe our historical efforts have strengthened our internal control over financial reporting (and we concluded that our financial statements were reliable, notwithstanding the material weakness we reported), we cannot be certain that our revised internal control practices will ensure that we will have or maintain adequate internal control over financial reporting in future periods. Any failure to have or maintain such internal controls could adversely impact our ability to report our financial results accurately and on a timely basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations.

We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our intellectual property, theft, manipulation and destruction of private and proprietary data, and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert such resources from the continued growth of our business and implementation of our business strategy.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Further, our legal and regulatory obligations in foreign jurisdictions are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issues rulings that invalidate prior laws or regulations, or to increase penalties significantly. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services.

For example, the General Data Protection Regulation, which became effective in May 2018, imposes more stringent data protection requirements, and provides for significantly greater penalties for noncompliance, than the European Union laws that previously applied. Additionally, California recently enacted legislation, the California Consumer Privacy Act, which became effective January 1, 2020. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, including the classification of IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts in order to comply.

Changes in United States Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 1, “Description of Business and Significant Accounting Policies – Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

We are required to evaluate the effectiveness of our internal control over financial reporting and publicly disclose material weaknesses in our controls. Any adverse results from such evaluation may adversely affect investor perception, and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. If in the future, our internal controls over financial reporting are determined to be not effective resulting in a material weakness or significant deficiency, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, valuation allowances on deferred tax assets, allowances for doubtful accounts, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our Board of Directors, management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our strategic plan, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. A proxy contest for the election of directors at our annual meeting could also require us to incur significant legal fees and proxy solicitation expenses. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

RISKS RELATED TO OUR COMMON STOCK

Future equity financings or convertible debt would dilute your ownership and could adversely affect your common stock ownership rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. In general, stockholders do not have preemptive rights to any common stock issued by us in the future; therefore, stockholders may experience additional dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced, and such newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the market value of our common stock, which could make our stock unattractive to existing stockholders.

Provisions in our articles of incorporation and bylaws could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our articles of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

There is limited trading volume of our common stock, which could make it difficult for you to liquidate an investment in our common stock in a timely manner.

Since April 16, 2019, our common stock has been traded on Nasdaq Capital Market under the symbol LIQT. Because there is limited volume of our common stock, investors may not be able to liquidate their investments when they desire to do so.

In addition, if we fail to meet the criteria set forth in SEC and Nasdaq Capital Market rules and regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. Furthermore, if one or more of the analysts who cover us downgrades us, the industry in which we operate, or the stock of any of our competitors, the price of our common stock will probably decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile and fluctuates widely in price in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

• the underlying price of the commodities in the industrial water filtration, marine, and oil and gas industries;

• announcements of capital budget changes by major customers;

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

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by changes in governmental regulations regarding diesel particles emissions and marine wastewater because demand for our products and services is closely related to those products. The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

Our existing shareholders could experience further dilution if we elect to raise equity capital to meet our liquidity needs or to finance strategic transactions.

As part of our strategy, we may desire to raise capital, issue stock to employees, and/or utilize our preferred or common stock to effect strategic business transactions, any of which will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we anticipate attempting to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be effectively able to do so.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline.

If any significant number of our outstanding shares are sold, such sales could have a depressive effect on the market price of our stock. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

The Company is considered a “smaller reporting company” and is exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Securities Exchange Act of 1934 ("Exchange Act") defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent, that is not a smaller reporting company, and that:

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

As a “smaller reporting company” we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only three years of business information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which could make our stock less attractive to potential investors and could make it more difficult for shareholders to sell their shares.

 We have no current plan to pay dividends on our common stock, and investors may lose the entire amount of their investment.

We have no current plans to pay dividends on our common stock; therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment when they sell their shares, nor can we assure that investors will not lose the entire amount of their investment.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 67,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 57,000 square feet is used for production. The lease will expire on August 31, 2024. Our LiqTech Systems operations are located at Benshøj Industrivej 24, 9500 Hobro, Denmark. We lease approximately 45,750 square feet at our Hobro location, of which approximately 10,750 square feet is used for office space and 35,000 square feet is used for production. The lease will expire on November 30, 2034. Our BS Plastic operations are located at Sindalsvej 38-40, Risskov, Denmark. We lease approximately 19,500 square feet at our Risskov location, of which approximately 2,200 square feet is used for office space and 17,300 square feet is used for production. The leases will expire on August 31, 2024. Our U.S. operations are located at 1800 - 1808 Buerkle Road, White Bear Lake, Minnesota 55110 where we lease approximately 25,700 square feet, of which 6,000 square feet is used for office space and 19,700 square feet is used for production. The lease will expire on March 1, 2021.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. On December 31, 2019, we were not a party to any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

The legal proceedings reported on December 31, 2018, has not been concluded in 2019.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the Nasdaq Capital Market under the symbol LIQT.

As of December 31, 2019, there were approximately 32 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

We have not declared or paid any dividends and do not intend to declare or pay dividends on our common stock in the foreseeable future. Instead, we intend to invest any future earnings in our business. Subject to Nevada law, our Board of Directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of:

●	any contractual restrictions limiting our ability to pay dividends that may be applicable at such time;
●	our earnings and cash flow;
●	our capital requirements;
●	our financial condition; and
●	other factors that our Board of Directors deems relevant.

Item 6.	Selected Financial Data

We are not required to provide selected financial data disclosures because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October 2011, we changed our name to LiqTech International, Inc. For more than a decade we have developed and provided state-of-the-art technologies for gas and liquid purification using ceramic silicon carbide filters, particularly highly specialized filters for the control of soot exhaust particles from diesel engines and for liquid filtration. Using nanotechnology, LiqTech develops products using proprietary silicon carbide technology. LiqTech's products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. In particular, LiqTech Systems A/S, the Company's subsidiary, has developed a new standard of water filtration technology to meet the ever-increasing demand for higher water quality. By incorporating LiqTech's SiC liquid membrane technology with its long-standing systems design experience and capabilities, the Company offers solutions to the most difficult water pollution problem.

Acquisition of LiqTech Systems

On July 29, 2014, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the "Shares") of Provital Solutions A/S, a Danish company (now known as LiqTech Systems) from Masu A/S, a Danish company ("MASU") controlled by Sune Mathiesen. In consideration for the Shares, MASU received cash consideration in the amount of DKK12,600,000, or approximately $2,300,000 (at the exchange rate on July 28, 2014), and 4,044,782 shares of the Company's common stock (the "Payment Shares"). Two-thirds (2/3) of the Payment Shares were held in escrow and subject to achievement of certain milestones. The milestones were not achieved, and such Payment Shares were forfeited and returned to treasury on December 31, 2016.

Acquisition of BS Plastic

On August 31, 2019, the Company, through its subsidiary, LiqTech Int. DK, completed the acquisition of all of the issued and outstanding capital stock (the "Shares") of BS Plastic A/S, a Danish company (now known as BS Plastic) from JS Holding Risskov A/S, a Danish company ("JS Holding") controlled by Steen Simonsen. In consideration for the Shares, JS Holding received cash consideration in the amount of DKK9,000,000, or approximately $1,332,090 (at the exchange rate on August 31, 2019). Further JS Holding is entitled to an additional DKK6,000,000 or $888,060 (at the exchange rate on August 31, 2019) if certain financial targets are met with DKK2,000,000 ($296,020) for the period July 2019 to June 2020, DKK2,000,000 ($296,020) for the period July 2029 to June 2021 and DKK2,000,000 ($296,020) for the period July 2021 to June 2022.

2019 Developments

On January 14, 2019, we provided an update to the market that we currently had confirmed orders for more than 110 of our standardized water filtration systems. In addition to the confirmed orders, we expected to deliver a significant amount of systems in 2019 under the Framework Agreement announced on October 1, 2018. Positive visibility to order flow delivery affirmed expectations for the second quarter of 2019 revenue to surpass the first quarter of 2019, setting another new record for the Company.

On March 28, 2019 the Company preannounced a record quarter with revenue of $7 million and profitability for the first quarter of 2019. Further, the Company announced that the current order backlog continued to grow, increasing from the 110 standardized systems reported on January 14, 2019. The Company also announced its intention to move the trading of its common stock to the Nasdaq Capital Market.

On May 21, 2019 the Company announced that it had commenced an underwritten registered public offering of its common stock. The Company intended to use the net proceeds from the offering to fund the growth of the business, including adding manufacturing capacity through equipment purchases, funding continued research and development efforts, for general corporate purposes, and the potential insourcing of currently outsourced manufacturing.

On May 22, 2019 the Company announced the upsizing and pricing of the previously announced underwritten public offering of 1,931,035 shares of its common stock at a public offering price of $7.25 per share. As part of the offering, LiqTech granted the underwriters a 30-day option to purchase at the public offering price up to an additional 284,827 shares of its common stock to cover over-allotments, if any. All shares of common stock to be sold in the offering were offered by LiqTech. The offering was closed on May 24, 2019 with the sale of 2,215,862 shares of $7.25 granting a total gross proceeds of $16,065,000.

On August 20, 2019, the Company announced the signing of a Share Purchase Agreement (SPA) to acquire BS Plastic A/S, a specialized plastics manufacturer based in Denmark.

On August 26, 2019, the Company announced the receipt of the largest single order to date ($8.4 million) for its proprietary ceramic silicon carbide water filtration systems for marine scrubber applications.

On September 4, 2019 the Company announced the closure of the announced agreement to acquire BS Plastic A/S.

2020 Developments

On January 2, 2020 the Company announced the successful installation of a brand-new customized furnace for use in the manufacture of the Company’s proprietary silicon carbide membrane filters. The new furnace has throughputs that is more than triple the Company’s existing furnaces due to its size and efficiency.

Results of Operations

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2019 and 2018 in U.S. dollars, except for percentages.

	For the Year Ending December 31,
					Period to Period Change
	2019	As a % of Sales	2018	As a % of Sales	$	Percent %
Revenue	32,637,484	100.0%	12,232,088	100.0%	20,405,396	166.8%
Cost of Goods Sold	25,475,170	78.1	11,165,944	91.3	14,309,226	128.2

Gross Profit	7,162,314	21.9	1,066,144	8.7	6,096,170	571.8

Operating Expenses
Selling expenses	2,426,971	7.4	1,703,327	13.9	723,644	42.5
General and administrative expenses	4,378,444	13.4	3,187,311	26.1	1,191,133	37.4
Research and development expenses	749,249	2.3	661,014	5.4	88,235	13.3
Total Operating Expenses	7,554,664	23.1	5,551,652	45.4	2,003,012	36.1

Profit/(Loss) from Operating	(392,350)	(1.2)	(4,485,508)	(36.7)	4,093,158	(91.3)

Other Income (Expense)
Interest and other income	73,635	0.2	28,401	0.2	45,234	159.3
Interest (expense)	(203,603)	(0.6)	(71,781)	(0.6)	(131,822)	183.6
Gain/(Loss) on currency transactions	285,742	0.9	344,023	2.8	58,281	(16.9)
Gain/(Loss) on sale of fixed assets	(21,060)	(0.1)	4,907	0.0	(25,962)	(529.2)
Total Other Income (Expense)	134,714	0.4	305,550	2.5	(170,836)	(55.9)

Income/(Loss) Before Income Taxes	(257,636)	(0.8)	(4,179,958)	(34.2)	3,922,322	(93.8)
Income Taxes Expense (Benefit)	(297,252)	(0.9)	(365,430)	(3.0)	68,178	(18.7)

Net Income/(Loss)	39,616	0.1	(3,814,528)	(31.2)	3,854,144	(101.0)

Revenues

Revenue for the year ended December 31, 2019 were $32,637,484 compared to $12,232,088 for the same period in 2018, representing an increase of $20,405,396, or 166.8%. The change in sales consists of an increase in liquid filters of $20,199,951, an increase in plastics of $895,203, an increase in development projects of $193,641 and a decrease in DPFs of $883,400. The increase in demand for our liquid filters and systems is due to the ramp-up in delivery of water treatment systems for the marine scrubber industry. The decrease in demand for our DPFs is mainly due to the diminished market activity globally compared to the same period of last year. The increase in sales of plastic components is related to the newly acquired business in 2019.

Gross Profit

Gross profit for the year ended December 31, 2019 was $7,162,314 compared to $1,066,144 for the same period in 2018, representing an increase of $6,096,170, or 571.8%. The increase in gross profit is due to a positive mix shift toward liquid filters and systems, where sales command a higher gross margin. Included in the gross profit is depreciation of $1,131,008 and $819,070 for the years ended December 31, 2019 and 2018, respectively.

Expenses

Total operating expenses for the year ended December 31, 2019 were $7,554,664, representing an increase of $2,003,012 or 36.1%, compared to $5,551,652 for the same period in 2018.

Selling expenses for the year ended December 31, 2019 were $2,426,971 compared to $1,703,327 for the same period in 2018, representing an increase of $723,644 or 42.5%. This change is attributable to an increase in sales activities and the addition of new sales employees from an average of seven in 2018 to an average of nine in 2019. Further the participation in tradeshows and exhibitions increased in 2019 compared to the same period in 2018.

General and administrative expenses for the year ended December 31, 2019 were $4,378,444 compared to $3,187,311 for the same period in 2018, representing an increase of $1,191,133, or 37.4%. This change is attributable to the addition of administrative employees, where the number of employees increased from 11 in 2018 to 16 in 2019. The increase in the number of employees also created additional IT-expenses and office costs. Included in general and administrative expenses is Non-cash compensation expenses, that were $197,945 and $116,434 for the years ended December 31, 2019 and December 31, 2018, representing an increase of $81,511 or 70.0%, attributable to increased non-cash compensation expense for stock options granted to employees.

The following is a summary of our non-cash compensation:

	2019	2018
Compensation upon vesting of stock options granted to employees	$-	$15,767
Compensation for common shares issued to the Board of Directors and Management for services	112,500	60,000
Compensation for vesting of restricted stock awards issued to the board of directors	85,445	40,667
Total	$197,945	$116,434

Research and development expenses for the year ended December 31, 2019 were $749,249 compared to $661,014 for the same period in 2018, representing an increase of $88,235, or 13.3%. This change is attributable to an increase in the number of employees in the Research and Development area as the Company focuses on the further development of existing and new products for the marine industry.

Other income/(expense)

Total Other income/(expenses) for the year ended December 31, 2019 was $134,714 compared to $305,550 for the comparable period in 2018, representing a decrease of $170,836. This change is attributable to increased interest expenses as a consequence of the adoption of Leases (Topic 842) and ASU 2016-19 which resulted in an increase in interest expenses and decrease in Operating expenses.

Net Income taxes

Net income taxes for the year ended December 31, 2019 was a benefit of $297,252 compared to $365,430 for the comparable period in 2018, representing a decrease in benefit of $68,178.

Net Income/(Loss)

Net income/(loss) attributable to the Company for the year ended December 31, 2019 was $39,616 compared to a loss of $3,814,528 for the comparable period in 2018, representing a change of $3,854,144.

This improvement was primarily attributable to increased Revenue that drove a similar increase in Gross Profit and higher gross profit margin caused by a favorable mix shift toward marine scrubber systems, offset by higher operating expenses caused primarily by the growth in headcount to support additional sales and production.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit from the bank amounting to DKK20,000,000 ($3,000,000) which is used for a leasing arrangement and guarantees issued to customers for prepayments and for warranties after delivery. At December 31, 2019, we had cash of $9,783,932 and net working capital of $17,155,126, and at December 31, 2018, we had cash of $3,776,111 and net working capital of $6,753,593. At December 31, 2019, our net working capital had increased by $10,401,533 compared to December 31, 2018. Total current assets were $27,487,257 and $11,373,206 at December 31, 2019 and December 31, 2018, respectively, and total current liabilities were $10,332,131 and $4,619,613 at December 31, 2019 and December 31, 2018, respectively.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guarantee credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $2,700,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,186 at December 31, 2019) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

Cash Flows

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Cash provided (used) by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2019 was $4,546,761, representing an increase of $632,587 compared to cash used by operating activities of $3,914,174 for the year ended December 31, 2018. The change in cash used by operating activities for the year ended December 31, 2019 was mainly due to an increase in accounts receivables of $4,180,917, increase in other receivables of $2,098,896, and increase in inventory of $683,405, off-set by an increase in accounts payable of $1,769,852 and an increase in accrued expenses of $2,164,358.

Net cash used in investing activities was $3,700,675 for the year ended December 31, 2019 as compared to net cash used in investing activities of $170,890 for the year ended December 31, 2018, representing an increase of $3,529,785. This increase was due to the initial payment for the acquisition of BS Plastic A/S of $1,154,902 and a period-over-period increase of $2,363,885 for the purchase of property and equipment especially related to the installation of new furnaces in Ballerup to increase production capacity in the context of a growing demand.

Cash provided by financing activities was $14,627,470 for the year ended December 31, 2019, as compared to cash provided by financing activities of $6,017,280 for the year ended December 31, 2018. This change of $8,610,190 was mainly due to cash received in connection with a registered public offering in May 2019 that generated net proceeds of $14,650,039, which was greater than cash received in connection with a registered public offering in April 2018.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Operating Leases

The Company leases office and production facilities under operating lease agreements.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2019 is reflected in Note 4.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	The assessment of allowance for product warranties, which impacts gross margin;
●	the assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	the valuation of inventory, which impacts gross margin; and
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

Accounts Receivable / Long Term Receivable / Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable and long-term receivable on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, we consider factors such as known troubled accounts, historical experience, age of receivables, financial and liquidity information that is publicly accessible, and other currently available evidence.

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2019 and December 31, 2018 was as follows:

	2019	2018
Allowance for doubtful accounts at the beginning of the period	$971,772	$660,581
Bad debt expense	25,044	353,562
Receivables written off during the periods	(362,244)	-
Effect of currency translation	(22,138)	(42,371)
Allowance for doubtful accounts at the end of the period	$612,434	$971,772

Goodwill and Definite-life intangible assets

The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company recorded an impairment charge of $0 on goodwill during the years ended December 31, 2019 and 2018, as management's estimated fair value of the reporting unit exceeded its carrying value determined during impairment testing in the fourth quarters of 2019 or 2018.

Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets such as goodwill, intangible assets, and property, plant and equipment are considered non-financial assets and are recorded at fair value only if an impairment charge is recognized.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process conversions and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the years ended December 31, 2019 and 2018, no impairment charge of long-lived assets has been recorded.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified-retrospective method as of January 1, 2018. The new revenue standard did not have a material impact on revenue recognition. The Company does not expect the impact of the adoption of the new standard to be material to sales or net income on an ongoing basis.

For membrane, DPF and plastic product sales, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied which occurs when control of the membrane, DPF or plastic product is transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and the risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right of payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-Payments received prior to satisfaction of performance obligations are recorded as contract liabilities. Given the insignificant days between revenue recognition and receipt of payment, financing arrangements do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system in accordance with the terms of the contract. For the majority of Systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the delivery performance, the customer is normally offered a commissioning (a final assembly and configuration at a place designated by the customer) and this commission is therefore considered a second performance obligation and is valued at cost plus a standard margin based on the contractual performance. This second performance obligation is recognized as revenue at the time of delivery of the commissioning together with the cost incurred. The portion of the invoicing that is attributable to commissioning is recognized as Non-invoiced as part of Unbilled receivable while the revenue related to the commissioning is recognized as Deferred Income.

Aftermarket sales represent part sales, extended warranties and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer or services are provided. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts the transfer of control to the customer. For invoicing to customers where the transfer of control has not occurred (prepayments), the invoiced amount is recognized as Contract assets / Contracts liabilities.

The Company has received long-term contracts for grants from government entities for development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Balance Sheets as Contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our Balance Sheets as Contract liabilities.

Income Taxes

We must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. Should there be a change in our ability to recover our deferred tax assets, however, our tax provision would increase in the period in which we determined that the recovery was not likely. Recovery of a portion of our deferred tax assets is impacted by management's plans and methods of allocating research and development costs to the underlying reporting units.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in Denmark and the United States. When a tax position is determined uncertain, we recognize liabilities based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. If uncertainties arise, we re-evaluate the tax positions on a quarterly basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Inventory

The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of excess or obsolete inventory. As of December 31, 2019, we had total furnace parts and supplies of $631,865, raw materials of $2,087,020, work-in-process inventory of $1,624,499, total finished goods inventory of $1,521,161 and a reserve for obsolescence of $665,307. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross profit.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing, assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross profit. We refer to these costs as excess capacity charges. The Company has been operating below capacity and excess capacity charges have been recognized as cost of sales.

Loss Contingencies

We are subject to various legal and administrative proceedings along with asserted and potential claims, accruals related to product warranties and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. To estimate the losses associated with repairing and replacing parts in connection with product warranty, we make judgments with respect to customer claim rates. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. (“the Company”) as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since July 2018

Salt Lake City, UT

March 30, 2020

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2019	2018
Current Assets:
Cash, cash equivalents and Restricted cash	$9,783,932	$3,776,111
Accounts receivable, net of allowance for doubtful accounts of $612,434 and $971,772 at December 31, 2019 and December 31, 2018, respectively	6,272,760	1,308,122
Inventories, net	5,199,238	4,432,055
Unbilled receivables	3,202,799	1,098,796
Prepaid expenses	255,470	133,847
Contract assets	2,773,058	624,275

Total Current Assets	27,487,257	11,373,206

Long-Term Assets:
Property and Equipment, net	4,825,952	1,431,649
Operating lease right-of-use assets	5,053,614	-
Deposits and other	498,053	353,646
Intangible assets, net	488,716	748
Goodwill	236,131	-

Total Long-term Assets	11,102,466	1,786,043

Total Assets	$38,589,723	$13,159,249

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2019	2018
Current Liabilities:
Accounts payable	$4,339,070	$2,122,479
Accrued expenses	3,222,951	1,868,659
Current portion of finance lease obligations	34,772	13,789
Current maturities of operating lease liabilities	999,685	-
Current portion of contingent earn-out	299,585	-
Contract liabilities	1,421,376	615,116
Income taxes payable	14,692	570

Total Current Liabilities	10,332,131	4,619,613

Deferred tax liability	338,763	-
Finance lease obligation, net of current portion	172,273	-
Operating lease liability, net of current maturities	4,141,855	-
Contingent earn-out, net of current portion	599,170	-

Total Long-term liabilities	5,252,061	-

Total Liabilities	15,584,192	4,619,613

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Common stock; par value $0.001, 25,000,000 shares authorized 20,547,668 and 18,228,887 (each after the 4-to-1 reverse stock split) shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	20,548	18,229
Additional paid-in capital	61,398,150	46,552,487
Accumulated deficit	(32,246,608)	(32,286,224)
Accumulated other comprehensive loss	(6,166,559)	(5,744,856)

Total Stockholders' Equity	23,005,531	8,539,636

Total Liabilities and Stockholders' Equity	$38,589,723	$13,159,249

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018
Revenue	$32,637,484	$12,232,088

Cost of Goods Sold	25,475,170	11,165,944

Gross Profit	7,162,314	1,066,144

Operating Expenses:
Selling expenses	2,426,971	1,703,327
General and administrative expenses	4,378,444	3,187,311
Research and development expenses	749,249	661,014

Total Operating Expenses	7,554,664	5,551,652

Loss from Operations	(392,350)	(4,485,508)

Other Income (Expense)
Interest and other income	73,635	28,401
Interest expense	(203,603)	(71,781)
Gain on currency transactions	285,742	344,023
Gain (loss) on sale of fixed assets	(21,060)	4,907

Total Other Income (Expense)	134,714	305,550

(Loss) Before Income Taxes	(257,636)	(4,179,958)

Income Tax Benefit	(297,252)	(365,430)

Net Income (Loss)	39,616	(3,814,528)

Basic Income (Loss) Per Share	$0.00	$(0.24)

Diluted Income (Loss) Per Share	$0.00	$(0.24)

Basic Weighted Average Common Shares Outstanding	19,652,277	15,960,909

Diluted Weighted Average Common Shares Outstanding	19,667,752	15,960,909

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2019	2018

Net Income (Loss)	39,616	(3,814,528)

Other Comprehensive (Loss) - Currency Translation, net	(421,703)	(704,064)

Total Comprehensive Loss	$(382,087)	$(4,518,592)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Retained accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2017	2,200,837	2,201	11,107,316	11,108	40,411,296	(28,471,696)	(5,040,792)	6,912,117

Common shares issued at $1.36 per share, net offering cost of $747,423 April 2018			4,862,132	4,862	5,860,215			5,865,077

Conversion of mandatory preferred stock issued in November 2017 into 4 common shares per preferred stock	(2,200,837)	(2,201)	2,200,837	2,201				-

Common shares issued at $4.04 per share for services provided and to be provided by the board of directors			14,852	14	59,986			60,000

Stock based compensation expenses recognized for the year ended December 31, 2018					56,434			56,434

Exercise of stock options			43,750	44	164,556			164,600

Currency translation, net							(704,064)	(704,064)

Net Loss for the year ended December 31, 2018						(3,814,528)		(3,814,528)

BALANCE, December 31, 2018	-	-	18,228,887	18,229	46,552,487	(32,286,224)	(5,744,856)	8,539,636

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Retained accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2018	18,228,887	18,229	46,552,487	(32,286,224)	(5,744,856)	8,539,636

Common shares issued at $4.63 per share for services provided and to be provided by the board of directors	29,032	29	112,471			112,500

Stock based compensation expenses recognized for the year ended December 31, 2019			85,443			85,443

Exercise of stock options	45,000	45	133,155			133,200

Exercise of warrants	28,887	29	(29)			-

Common shares issued at $7.25 per share, net offering cost of $1,548,161 May 2019	2,215,862	2,216	14,514,623			14,516,839

Currency translation, net					(421,703)	(421,703)

Net Income for the year ended December 31, 2019				39,616		39,616

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

LiqTech International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$39,616	$(3,814,528)
Adjustments to reconcile net Income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,343,252	648,734
Non-cash compensation	197,943	116,434
Change in deferred tax asset / liability	13,926	-
Loss/(Gain) on sale of equipment	21,060	(4,907)
Changes in assets and liabilities:
Accounts receivable	(4,364,197)	(183,280)
Inventory	(443,780)	239,625
Unbilled receivables	(2,098,896)	(462,257)
Prepaid expenses	(165,383)	(184,009)
Contract assets	(2,148,783)	(134,175)
Accounts payable	2,117,101	347,249
Accrued expenses	1,471,809	(692,550)
Operating lease payments	(541,771)	-
Contract liabilities	28,755	209,490
Income taxes payable	(17,413)	-

Total Adjustments	(4,586,377)	(99,646)

Net Cash used in Operating Activities	(4,546,761)	(3,914,174)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,542,757)	(178,872)
Proceeds from sale/recovery of property and equipment	24,362	7,982
Purchase of other intangible assets	(27,378)	-
Net cash paid for acquisition	(1,154,902)	-

Net Cash used in Investing Activities	(3,700,675)	(170,890)

Cash Flows from Financing Activities:
Net proceeds/payments on capital lease obligation	(22,569)	(12,397)
Proceeds from issuance of common stock	14,650,039	6,029,677

Net Cash Provided by Financing Activities	14,627,470	6,017,280

Loss on Currency Translation	(372,213)	(642,304)

Net Change in Cash, Cash Equivalents and Restricted Cash	6,007,821	1,289,912

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,776,111	2,486,199
Cash, Cash Equivalents and Restricted Cash at End of Period	$9,783,932	$3,776,111

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,810	$44,604
Income Taxes	$17,413	$-

Supplemental Disclosures of Non-Cash Investing and Financing:
Common stock issued for conversion of mandatory preferred stock	$-	$8,803

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., the “Company” and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid and diesel particulate air filters in the United States, Canada, Europe, Asia and South America. Set forth below is a description of the Company and each of its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a 100% owned subsidiary of the Company formed in May 2011.

LiqTech International A/S, a Danish corporation, incorporated on January 15, 2000 (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engaged in the development, design, application, marketing and sales of membranes, ceramic diesel particulate and liquid filters and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA. LiqTech NA, Inc. engaged in the production, marketing and sale of ceramic diesel particulate and liquid filters in the United States and Canada.

LiqTech Systems A/S, a Danish Corporation ("LiqTech Systems"), incorporated on September 1, 2009 engaged in the manufacture of fully automated filtering systems for use within marine applications, municipal pool and spa applications, and other industrial applications within Denmark and international markets.

BS Plastic A/S, a Danish Corporation ("BS Plastic") was acquired on September 1, 2019, engaged in the manufacture of specialized machined and welded plastic parts within Denmark and international markets.

LiqTech Ceramics A/S, a Danish corporation (“LiqTech Ceramics”), incorporated on December 20, 2019 is a dormant company without activity.

LiqTech Germany (“LiqTech Germany”), a 100% owned subsidiary of LiqTech Int. DK, incorporated in Germany on December 9, 2011. The Company is in the process of closing operations, which is expected to be completed during 2020.

LiqTech PTE Ltd (“LiqTech Sing”), a 95% owned subsidiary of LiqTech Int. DK, incorporated in Singapore on January 19, 2012. The Company is in the process of closing operations, which is expected to be completed during 2020.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its majority owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK, LiqTech Systems, LiqTech Ceramics and BS Plastic is the Danish Krone (“DKK”), the functional currency of LiqTech Germany is the Euro, and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the twelve months ended December 31, 2019 and 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Reclassification – Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholder’s equity.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, the Company holds $2,714,173 and $0, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The restricted cash is held in a local financial institution. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at December 31, 2019 and December 31, 2018.

Accounts Receivable -- Accounts receivables consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence.

The roll-forward of the allowance for doubtful accounts for the year ended December 31, 2019 and December 31, 2018 is as follows:

	2019	2018
Allowance for doubtful accounts at the beginning of the period	$971,772	$660,581
Bad debt expense	25,044	353,562
Receivables written off during the periods	(362,244)	-
Effect of currency translation	(22,138)	(42,371)
Allowance for doubtful accounts at the end of the period	$612,434	$971,772

Inventory – Inventory directly purchased is carried at the lower of cost or net realizable value, as determined on the first-in, first-out method.

For inventory produced, standard costs which approximates actual cost on the FIFO method is used to value inventory.  Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred.

Work in process and finished goods include material, labor and production overhead costs.  The company adjusts the value of its inventory to the extent management determines that the cost cannot be recovered due to obsolescence or other factors.

Inventory valuation adjustments for excess and obsolete inventory is calculated based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Unbilled receivables – Unbilled receivables are mainly the last invoice remaining after the delivery of the systems sale, where revenue is recognized at the transfer of control based upon signed acceptance of the system by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in unbilled receivables are short term receivables such as VAT, income taxes refunded

Leases -- In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $2.1 million and an operating lease liability of $2.1 million primarily for office space leases. The Company’s adoption of Topic 842 did not materially impact its results of operation.

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

Goodwill and Intangible Assets -- The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 10 years. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods of five years.

The Company evaluates the recoverability of long-lived assets by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses over the expected remaining useful life of the related asset. A shortfall in these estimated operating cash flows could result in an impairment charge in the future.

Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment, and general economic conditions.

Revenue Recognition -- On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified retrospective method as of January 1, 2018. The new revenue standard did not have a material impact on revenue recognition.

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2019 and 2018:

	For the Year Ended December 31
	2019	2018
United States and Canada	$1,600,298	$922,245
Australia	425,560	597,214
South America	-	49,861
Asia	5,991,440	1,369,735
Europe	24,620,186	9,293,033
	$32,637,484	$12,232,088

 The Company’s sales by product line are as follows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31
	2019	2018
Ceramic diesel particulate	$5,652,686	$6,536,085
Liquid filters and systems	25,464,614	5,264,663
Plastics	895,203	-
Development projects	625,981	431,340
	$32,637,484	$12,232,088

For membrane and DPF product sales, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the membrane, DPF or services are transferred to the customer. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer) and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Contract Assets, while the revenue related to the commissioning is recognized as Contract Liability.

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

Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract assets are transferred to receivables when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract Liabilities are payments received from customers prior to satisfaction of performance obligations and these balances are typically related to prepayments for third party expenses that are incurred shortly after billing. Contract Liabilities are also the deferred revenue related to the second performance obligation stated under Revenue Recognition, where the obligation is attributed to the commissioning and transfer of control of the water treatment system.

The roll-forward of Contract Assets / Liabilities for the year ended December 31, 2019 and December 31, 2018 is as follows:

	2019	2018
Cost incurred	$3,960,199	$2,066,982
Prepayments	(1,732,231)	(1,959,042)
Deferred Revenue	(876,286)	(98,781)
Allowance for doubtful accounts at the end of the period	$1,351,682	$9,159

Distributed as follows:
Contract Assets	2,773,058	624,275
Contract Liabilities	(1,421,376)	(615,116)
	1,351,682	9,159

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Advertising cost are included in sales expenses and total advertising costs amounted to $117,404 and $38,951 for the years ended December 31, 2019 and 2018, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2019 and 2018 were $749,249 and $661,014, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options and warrants that have been granted but have not been exercised.

Stock Options and Awards -- The Companies have granted stock options to certain key employees. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $85,445 and $56,434 have been recognized for the vesting of options and stock awards granted to employees.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, accrued expenses approximates their recorded values due to their short-term maturities.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable; allowance for doubtful accounts; contract assets; reserve for excess and obsolete inventory; depreciation and impairment of property, plant and equipment; goodwill; liabilities including contract liabilities and contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements -- In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended December 31, 2019 the Company has recorded $2,714,173 as Restricted cash and $7,069,759 as Unrestricted cash and a total of $9,783,932 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2018 the amounts were $0 in Restricted cash and $3,776,111 in Unrestricted cash.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), referred to as Accounting Standards Codification (“ASC”) 606 (“ASC 606”) or the “New Revenue Standard.” ASC 606 supersedes the revenue recognition requirements of ASC 605, Revenue Recognition, and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted ASC 606 as of January 1, 2018 using the full retrospective transition method. The Company has implemented changes to its current policies and practices, and internal controls over financial reporting to address the requirements of the standard.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at December 31, 2019 and December 31, 2018:

	2019	2018
Furnace parts and supplies	$621,991	$596,806
Raw materials	2,125,921	1,659,826
Work in process	1,624,499	1,691,175
Finished goods and filtration systems	1,492,135	1,596,042
Reserve for excess and obsolescence	(665,308)	(1,111,794)
Net Inventory	$5,199,238	$4,432,055

Inventory valuation adjustments for excess and obsolete inventory is calculated based on current inventory levels, movements, expected useful lives, and estimated future demand of the products. The valuation reserve has declined in 2019 compared to 2018 due to the scrapping of several slow-moving products previously written off.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and December 31, 2018:

	Useful Life			2019	2018
Production equipment	3	-	10	$10,228,216	$8,492,567
Production equipment – finance lease	3	-	10	1,113,412	1,121,622
Lab equipment	3	-	10	99,831	82,930
Computer equipment	3	-	5	484,943	204,807
Vehicles	3	-	5	143,373	10,555
Vehicles – finance lease	3	-	5	50,815	61,156
Furniture and fixture		5		1,202,155	111,417
Furniture and fixture – finance lease		5		198,045	-
Leasehold improvements	5	-	15	2,121,157	1,037,678
				15,641,947	11,122,732
Less Accumulated Depreciation				(9,659,850)	(8,521,811)
Less Accumulated Depreciation – finance lease				(1,156,145)	(1,169,272)
Net Property and Equipment				$4,825,952	$1,431,649

Depreciation expense amounted to $737,007 and $819,070 for the year ended December 31, 2019 and 2018, respectively.

NOTE 4 - LEASES

The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark and White Bear Lake, Minnesota.

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

Supplemental balance sheet information related to leases as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Operating leases:
Operating lease, right-of-use	$5,053,614	$-

Operating lease liabilities – current	$999,685	$-
Operating lease liabilities – non-current	4,141,855	-
Total operating lease liabilities	$5,141,540	$-

Finance leases:
Property and equipment, at cost	$1,362,272	$1,182,778
Accumulated depreciation	(1,156,145)	(1,169,272)
Property and equipment, net	$206,127	$13,506

Finance lease liabilities – current	$34,772	$13,789
Finance lease liabilities – non-current	172,273	-
Total finance lease liabilities	$207,045	$13,789

Weighted average remaining lease term:
Operating leases	10.2	-
Finance lease	5.5	0.8

Weighted average discount rate:
Operating leases	6.4%	-
Finance leases	3.9%	7.3%

Maturities of lease liabilities at December 31, 2019 were as follows:

	Operating lease	Finance lease
January 2020 – December 2020	$1,037,680	$42,290
January 2021 – December 2021	860,320	42,290
January 2022 – December 2022	782,984	40,722
January 2023 – December 2023	740,531	36,099
January 2024 – December 2024	688,008	37,041
Thereafter	2,899,120	32,549
Total payment under lease agreements	7,008,644	230,991
Less imputed interest	(1,867,104)	(23,947)
Total lease liability	$5,141,540	$207,044

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 842, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

Year ending December 31,	Operating lease
2019	$712,250
2020	578,997
2021	402,584
2022	350,249
Thereafter	560,977
Total	$2,605,057

NOTE 5 - INTANGIBLE ASSETS

At December 31, 2019 and December 31, 2018, other intangible assets, net of accumulated amortization, consisted of Customer relationship acquired in connection with the purchase of BS Plastic A/S and patents on the Company’s products.

Intangible assets consisted of the following at December 31, 2019 and December 31, 2018:

	2019	2018
Customer Relationships	$494,315	$-
Patentcost	135,683	109,748
	629,998	109,748
Less Accumulated depreciation	(141,282)	(109,000)
Intangible assets, net	$488,716	$748

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2020	101,599
Thereafter	387,117
$488,716

NOTE 6 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee or a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $2,700,000. Further we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,186 at December 31, 2019) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

NOTE 7 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k)-profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the years ended December 31, 2019 and 2018, matching contributions were expensed and totaled $10,283 and $11,310, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech International AS contacted the Company with a claim of DKK448,500 ($68,800) alleging that a former Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as of December 31, 2019 as the Company has meritorious defenses and does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems AS was contacted by a former supplier alleging that the Company owed DKK543,905 ($83,400) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by a court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as of December 31, 2018.

Product Warranties - The Company provides a standard warranty on its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells an extended warranty for certain systems, which generally provides a warranty for up to four years from the date of commissioning. The specific terms and conditions of the warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company has assessed the adequacy of the recorded warranty liability at the end of the third quarter of 2019 based on realized warranty expenses for the four years passed since the start-up of producing water treatment systems. Based on the assessment, the Company has decided to reduce the warranty accrual from 7% to 3% of the sales value for delivered products since January 1, 2019 and going forward.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts included in accrued expenses on the balance sheet, are as follows:

2019
Balance at December 31, 2018	$432,225
Warranty costs charged to cost of goods sold	707,079
Utilization charges against reserve	(315,556)
Release of accrual related to expired warranties	-
Foreign currency effect	(10,460)
Balance at December 31, 2019	$813,288

  Purchase obligation - The Company has a purchase obligation to the supplier of the new furnaces to the production facility in Ballerup for which the Company has not received the related goods. The total obligation amounts to $3.8 million and the Company has entered into a leasing agreement with the bank to finance the purchase. The lease agreement will commence upon the receipt of all furnaces covered by the purchase contract. The Company has no right to cancel the order.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry-forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Actual results could differ from these estimates.

As of December 31, 2019, the Company had net operating loss carry-forward of approximately $19,258,541 for U.S. federal tax purposes expiring through 2037; approximately $8,228,823 for Danish tax purposes, which do not expire; approximately $464,022 for German tax purposes, which do not expire; and approximately $602,887 for Singapore tax purposes, which do not expire.

As of December 31, 2019 and December 31, 2018, the Company established a valuation allowance of $3,845,000 and $3,428,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively; $1,209,000 and $1,846,000 for the tax components of LiqTech International AS and LiqTech Systems AS, respectively, $129,000 and $132,000 for the tax components of LiqTech Germany and $102,000 and $105,000 for the tax components of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry-forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2019 was $416,000, $(637,000), $(3,000) and $(2,000) for the US, Danish, German and Singapore components. The change in the valuation allowance for the year ended December 31, 2018 was $460,000, $42,000, $(7,000) and $(5,000) for the US, Danish, German and Singapore components.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset and liabilities at December 31, 2019 and December 31, 2018:

	2019	2018
Vacation accrual	$3,908	$3,814
Allowance for doubtful accounts	-	734
Reserve for excess and obsolete inventory	152,680	241,624
Business tax credit carryover	30,935	-
Deferred compensation	17,943	24,451
Net operating loss carryover	5,889,088	5,184,992
Excess of book over tax depreciation	(300,805)	(33,182)
Excess of book over tax work in progress	(847,290)	-
Valuation allowance	(5,285,222)	(5,422,433)
	$(338,763)	$-
Distributed as:
Long-term deferred tax asset	-	-
Long-term deferred tax liability	(338,763)	-
	$(338,763)	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2019 and 2018:

	2019	2018
Computed tax at expected statutory rate	$(54,104)	$(877,791)
State and local income taxes, net of federal benefit	(2,971)	(9)
Non-US income taxed at different rates	14,635	(15,535)
Effect of change in corporate tax rate	-	321,925
Deferred compensation	(6,508)
Non-deductible expenses	4,794	14,580
Valuation allowance	(227,182)	193,584
Other	(25,916)	(2,184)
Income tax expense (benefit)	$(297,252)	$(365,430)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Current income taxes:
Danish	$(311,189)	$(365,430)
Federal	-	-
State	-	-
Current tax (benefit)	$(311,189)	$(365,430)

Deferred income taxes:
Book in excess of tax depreciation	$(61,808)	$(40,231)
Allowance for doubful accounts	752	-
Work in progress	848,000	-
Net operating loss carryover	(344,870)	(729,928)
Valuation allowance	(507,935)	704,876
Deferred compensation	(6,508)	13,127
Accrued vacation	(2)	(949)
Reserve for obsolete inventory	86,308	53,105
Deferred tax expense (benefit)	$13,937	$-
Total tax expense (benefit)	$(297,252)	$(365,430)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, U.S. federal and Minnesota state income tax returns. LiqTech International AS and LiqTech Systems AS are generally no longer subject to tax examinations for years prior to 2014 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2014 for U.S. federal and state tax returns.

NOTE 9 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share, the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31
	2019	2018
Net Income/(Loss) attributable to LiqTech International Inc.	$39,616	$(3,814,528)
Weighted average number of common shares used in basic earnings per share	19,652,277	15,960,909
Effect of dilutive securities, stock options and warrants	15,475	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	19,667,752	15,960,909

For the year ended December 31, 2019, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

For the year ended December 31, 2018, the Company had 280,000 options outstanding to purchase common stock at $0.74 per share and 400,000 warrants outstanding to purchase common stock at $1.65 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2019 and 2018, respectively, there were 20,547,668 and 18,228,887 common shares issued and outstanding.

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

Preferred Stock -- Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquida-tion preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of us without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of December 31, 2019 and 2018 there were 0 mandatory convertible preferred shares issued and outstanding.

Stock Issuances

Since January 1, 2019, the Company has made the following issuances of common stock (adjusted to account for the 4-to-1 reverse stock split on April 8, 2019):

On May 22, 2019, the Company completed a registered public offering of its common stock. At closing, the Company issued 2,215,862 shares of common stock at a per share price of $7.25 and generated net proceeds of $14,516,839 including the cost of $1,548,161 for underwriter’s fee, attorney’s fee, auditor’s fee and other cost related to the capital raise.

As of December 31, 2019 and 2018, the Company has recorded non-cash compensation expense of $85,443 and $100,667 relating to stock awards, respectively.

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At December 31, 2019, 25,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to the options of $0 and $15,767 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plans at December 31, 2019 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.96	25,000	0.62	$2.96	25,000	$2.96
Total	25,000	0.62	$2.96	25,000	$2.96

A summary of the status of the options at December 31, 2019 and changes during the period is presented below:

	December 31, 2019
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	70,000	$2.96	1.62	$-
Granted	-	-	-	-
Exercised	(45,000)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	25,000	$2.96	0.62	$-
Vested and expected to vest	25,000	$2.96	0.62	$-
Exercisable end of period	25,000	$2.96	0.62	$-

NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The following table presents customers accounting for 10% or more of the Company’s net sales:

	For the Year Ended December 31,
	2019	2018
Customer A	29%	*
Customer B	18%	10%
Customer C	15%	*

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s account receivables:

	December 31, 2019	December 31, 2018
Customer A	39%	58%
Customer D	15%	*

As of December 31, 2019, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2018, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 12 - ACQUISITION

On September 4, 2019 our wholly-owned subsidiary LiqTech International acquired 100% of the outstanding equity of BS Plastic (“BS Plastic”), a specialized plastic manufacturer based in Denmark. The acquisition allows the Company to in-source certain components of its proprietary ceramic silicon carbide water filtration systems for closed-loop marine scrubber applications.

The purchase was accounted for in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase was $2,220,150 which consisted of $1,332,090 in cash and contingent consideration of $888,060. The contingent consideration is recorded at its acquisition day fair value and will be paid only if the acquired business achieves certain revenue and gross profit goals over the next three years. The maximum payable under the contingent consideration arrangement is $888,060.

Transaction and other costs directly related to the acquisition of BS Plastic, consisting primarily of professional fees, have amounted to approximately $29,500 were expensed as incurred and are included in general and administrative expenses.

The purchase price calculation is as follows:

Cash	$1,332,090
Contingent Consideration	888,060
Total	$2,220,150

The table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of purchase:

Cash and bank balances	$177,188
Account receivables	600,440
Inventory	323,403
Other receivables / deferred expenses	59,235
Deposits	53,306
Property and Equipment	1,397,421
Right of Use Assets	456,080
Customer Relationships	488,433
Total Identifiable Assets Acquired	3,555,506

Accounts payables	(99,490)
Other debt and accrued expenses	(660,989)
Right of Use Liabilities	(456,080)
Accrued income tax	(31,146)
Deferred tax liability	(320,972)
Total Liabilities Assumed	(1,568,677)

Total Identifiable Net Assets	1,986,829
Goodwill	233,321
Total Consideration Transferred	$2,220,150

In order to allocate the consideration transferred for BS Plastic, the fair values of all identifiable assets and liabilities were established. For accounting and financial reporting purposes, fair value is defined under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. We determined the fair value of the property and equipment using a market approach and we determined the fair value of customer relationships acquired primarily by using an income approach.

Customer relationships have an estimated useful life of 5 years.

Revenue and net income of B/S Plastic since the acquisition dated included in the consolidated income statement was $895,203 and $119,633, respectively.

The Company began consolidating the results and cash flows of BS Plastic upon the acquisition date of September 4, 2019. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. The pro-forma results were calculated by combining the results of the Company with the stand-alone results of BS Plastic for the pre-acquisition periods:

	For the Year Ended December 31
	2018	2017
Revenue	$15,139,607	$14,358,283
Net income attributable to common shareowners from continuing operations	(3,754,883)	(4,370,052)
Basic earnings per share of common stock from continuing operations	(0.24)	(0.42)

NOTE 13 - SUBSEQUENT EVENT

The Company’s management reviewed material events through March 30, 2020.

 On January 15, 2020 the Company issued an additional 8,212, shares of restricted stock valued at $45,000 for services provided by the Board of Directors. The shares vested immediately.

The rapid outbreak of the coronavirus (Covid-19) presents an alarming health crisis that the world is grappling with. In addition to the human impact, there is also a significant commercial impact being felt globally. As viruses know no borders, the impacts will continue to spread. The outbreak is also affecting LiqTech’s market conditions for an indefinite period and the Company is experiencing severe business interruptions caused by the travel and working restrictions all over the world. The Management is closely monitoring the situation and is taken the necessary actions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Annual Report. We have excluded the acquired Company BS Plastic from the assessment of internal controls over financial reporting as of December 31, 2019 due to the limited time that the Company has been part of the LiqTech Group and hence has an immaterial impact on the consolidated financial statements. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 were not effective as of the period covered by this Annual Report due to material weaknesses in internal controls over financial reporting, described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the audited consolidated financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon this assessment, the Company's management concluded that material weaknesses existed as of December 31, 2019 as described below.

Material weaknesses as of December 31, 2019

As disclosed in our 2018 Annual Report we identified material weaknesses in some business processes. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified related to the following:

1)

The lack of qualified accounting personnel in place and fully trained at December 31, 2019, which led to the lack of design and maintenance of effective controls over segregation of duties within the accounting process and information systems, and a lack of appropriate review controls over financial and accounting processes, including reviews journal entries, account reconciliations and key management judgments and estimates such as fair value measurements, and financial reporting disclosures;

2)

Ineffective information technology general controls (ITGC’s) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. In addition, as a result, business process controls (automated and manual) that were dependent on the completeness and accuracy of information derived from the affected ITGC’s were ineffective because they could have been adversely impacted. In addition, the information systems utilized to support the Company’s financial reporting process were not designed suitably to track and report all data necessary to support the needs of the financial accounting function of the Issuer. Additionally, management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of service organization control (“SOC”) report review. SOC reports, or related reporting, were not obtained from the third-party service providers on a consistent basis throughout the year;

3)

The lack of formal documentation of the design, and related execution of, certain transactional level controls related to disbursements, procurement, and inventory management and valuation, including the physical matching of key terms of supporting documents and the related review of such processes; and

4)

Ineffective design and operation of process level controls over the existence and accuracy of revenue transactions, including that actual shipment routing, customer delivery, and client acceptance documentation was not consistently maintained in their financial systems.

The Company’s independent registered public accounting firm, Sadler, Gibb & Associates, LLC has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in Item 9a of this Form 10-K.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Sadler, Gibb & Associates, LLC has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Plan for remediation

 In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal controls over financial reporting and remediate the identified material weaknesses. As an example of such remediation the Company in 2019 hired additional employees to the finance department and we plan to continue to work on remediating the material weaknesses during 2020 by improving competencies and processes. Further a planned investment in a new ERP system and other supporting IT programs to support the controls and processes of the Company will be a part of our remediation of the material weaknesses. Lastly the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process level controls.

While management believes that the steps that we have taken and plans to continue to take, will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited LiqTech International, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”), and our report dated March 30, 2020 expressed an unqualified opinion on those financial statements.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

●

The lack of qualified accounting personnel in place and fully trained at December 31, 2019, which led to the lack of design and maintenance of effective controls over segregation of duties within the accounting process and information systems, and a lack of appropriate review controls over financial and accounting processes, including reviews journal entries, account reconciliations and key management judgments and estimates such as fair value measurements, and financial reporting disclosures;

●

Ineffective information technology general controls (ITGC’s) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. In addition, as a result, business process controls (automated and manual) that were dependent on the completeness and accuracy of information derived from the affected ITGC’s were ineffective because they could have been adversely impacted. In addition, the information systems utilized to support the Company’s financial reporting process were not designed suitably to track and report all data necessary to support the needs of the financial accounting function of the Issuer. Additionally, management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of service organization control (“SOC”) report review. SOC reports, or related reporting, were not obtained from the third-party service providers on a consistent basis throughout the year;

●

The lack of formal documentation of the design, and related execution of, certain transactional level controls related to disbursements, procurement, and inventory management and valuation, including the physical matching of key terms of supporting documents and the related review of such processes; and

●

Ineffective design and operation of process level controls over the existence and accuracy of revenue transactions, including that actual shipment routing, customer delivery, and client acceptance documentation was not consistently maintained in their financial systems.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded BS Plastic A/S from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company during 2019. We have also excluded BS Plastic A/S from our audit of internal control over financial reporting. BS Plastic A/S whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 9% and 3%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2019.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that material weaknesses exist, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2020

Item 9B.	Other Information

 None

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 26, 2020.

Name	Age	Titles
Mark Vernon	67	Chairman of the Board
Sune Mathiesen	45	Chief Executive Officer (Principal Executive Officer), Director
Claus Toftegaard	54	Chief Financial Officer (Principal Financial and Accounting Officer)
Alexander J. Buehler	44	Director
Peyton Boswell	49	Director
Peter Leifland	65	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Mark Vernon. Mr. Vernon was appointed chairman of the board on July 2, 2018 and has served as a Director of LiqTech International, Inc. since February 26, 2013. Mr. Vernon currently serves as a Director of Senior plc, a UK-based aerospace and industrial engineering business, following his appointment in May 2011. Further Mr. Vernon has been appointed to serve as Director and Vice-Chairman of Neles, which term of office will commence at the registration of the completion of the partial demerger from Metso. Mr. Vernon has had a long career in industrial engineering and manufacturing, with wide-ranging international business experience. Mr. Vernon retired as Chief Executive Officer and Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX) in January 2014, after serving on the Spirax Board since 2006.  Spirax-Sarco is the world’s leading designer and manufacturer of industrial steam systems and peristaltic pumping. He also served previously as Group Vice-president of Flowserve’s Flow Control Business Unit, Group Vice-president of Durco International and President of Valtek International. Mr. Vernon earned a BSc degree (magna cum laude) from Weber State University.

Sune Mathiesen. Mr. Mathiesen was appointed as Chief Executive Officer and a Director of LiqTech International, Inc. on July 29, 2014. Mr. Mathiesen previously served as Chief Executive Officer and as a Director of Masu A/S, a Danish company since February 2013. He also served as CEO and Director of Provital Solutions A/S. Before that he served as Country Manager of Broen Lab Group and before that as Country Manager of GPA Flowsystem. Mr. Mathiesen has a solid background in executive management, marketing and sales. Mr. Mathiesen has been working with technical products within the valve and fittings industry for the past 20 years. He has a degree in commercial science from Via College in Randers, Denmark.

Claus Toftegaard. Mr. Toftegaard has served as Chief Financial Officer of LiqTech International, Inc. since August 15, 2018. From 2014 to 2018 he was Chief Financial Officer of Gabriel Holding A/S, a publicly traded fabric supply company in Denmark, and its Financial Manager from June of 2011 until his appointment as Chief Financial Officer. From 2006 to 2011 Mr. Toftegaard served as the CFO of RTX A/S, a publicly traded wireless solutions company in Denmark and from 2000 to 2006 he was Financial Manager of Glenco A/S / Siemens Technology Services A/S, an electrical infrastructure technology company in Denmark. Mr. Toftegaard also previously worked as an auditor at Ernst and Young in Denmark for U.S. GAAP reporting. Mr. Toftegaard holds a MSc. in Business Economics and Auditing from Aalborg University.

Alexander J. Buehler. Mr. Buehler was appointed a director of LiqTech International, Inc. on August 11, 2017 and currently serves as the Audit Committee Chairman. Mr. Buehler serves as the Executive Vice-President of Global Resources for Intertek, a publicly traded company headquartered in London providing quality assurances services across multiple industries. Prior to joining Intertek in September of 2017, he served as President and CEO of Energy Maintenance Services (EMS), a provider of integrity maintenance services for major oil & gas companies. From 2011 to 2014, Mr. Buehler served as Chief Financial Officer of Energy Recovery, Inc., a publicly traded provider of energy recovery products to the water, oil & gas, and chemical industries. Mr. Buehler previously served in executive leadership positions at Insituform Technologies, Inc., and worked for five years in the U.S. Army Corps of Engineers. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania. He also serves on the Board of Energy Recovery, also as Audit Committee Chairman, and has previously served on the Board of Viscount Systems, also as Audit Committee Chairman.

Peyton Boswell. Mr. Boswell was appointed a director of LiqTech International, Inc. on August 11, 2017. Mr. Boswell has served as Managing Director of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions, since September of 2010. Before joining EnterSolar, Mr. Boswell led solar development activities for Fortistar, and was the founder of RenewCo V.I., a renewable energy development firm based in the U.S. Virgin Islands. Prior to entering the solar industry, Peyton was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America, primarily focused on private equity transactions, M&A advisory services, and the coverage of corporate clients across a range of industry groups. Mr. Boswell is a Chartered Financial Analyst (CFA) and has a NABCEP Technical Sales Certification. He earned a BA from Cornell University and holds an MBA from Columbia Business School.

Peter Leifland. Mr. Leifland was appointed a director of LiqTech International, Inc. on March 11, 2019. Mr. Leifland most recently served as Executive Vice President and member of Group Management of the Alfa Laval Group. Mr. Leifland served as President of the Alfa Laval marine division during the years 2011-2018 and previously was legal counsel and held operational sales roles in many regions around the world between 1985 and 2011 for the Alfa Laval Group. Prior to joining the Alfa Laval Group, Mr. Leifland worked as a lawyer in Stockholm. Mr. Leifland holds a graduate degree from Brussels University in Belgium and a Bachelor of Law degree from Lund University in Sweden.

Director Expertise

The following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. Vernon’s extensive global experience in the industrial engineering industry provides the Board with valuable insight in the markets the Company serves, as well as proven management and public company Board expertise.

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

Mr. Leifland’s prior experience operational sales, his experience as a lawyer and his leadership as a director of a publicly traded company and his long executive management responsibility for a large marine business distinguishes him as an integral part of the Company’s Board.

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

Director Independence

Our Board of Directors has determined that Messrs. Vernon, Buehler, Boswell and Leifland are independent as that term is defined in the listing standards of the NASDAQ. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Mathiesen is not considered independent under these rules because Mr. Mathiesen is the Chief Executive Officer of the Company. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Director Attendance at Board and Stockholder Meetings

The Board of Directors met formally eight times during 2019. During 2019, each director attended at least 75% of the meetings of the board and the committees upon which he serves.

We do not have a policy regarding director attendance at our annual meetings of stockholders. All members of the Board of Directors attended our annual meeting of stockholders held on September 19, 2019.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance Committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance Committee
Alexander J. Buehler *	Mark Vernon *	Mark Vernon *
Mark Vernon	Alexander J. Buehler	Alexander J. Buehler
Peyton Boswell	Peyton Boswell	Peyton Boswell
Peter Leifland	Peter Leifland	Peter Leifland

* Chairman of the committee

Audit Committee

Our Audit Committee consists of Alexander J. Buehler (Chair), Mark Vernon, Peyton Boswell and Peter Leifland each of whom is an independent director as defined in the NASDAQ rules and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Buehler is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements. We have implemented a written charter for our Audit Committee that provides that our Audit Committee is responsible for:

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

During the fiscal year ended December 31, 2019, the Audit Committee met four times.

Compensation Committee

Our Compensation Committee consists of Mark Vernon (Chair), Alexander J. Buehler, Peyton Boswell and Peter Leifland, each of whom is an independent director as defined in the NASDAQ rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our Compensation Committee that provides that our Compensation Committee is responsible for:

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

During the fiscal year ended December 31, 2019, the Compensation Committee met one time.

 Governance Committee

Our Governance Committee consists of Mark Vernon (Chair), Alexander J. Buehler, Peyton Boswell and Peter Leifland, each of whom is an independent director as defined in the NASDAQ rules. We have implemented a written charter for our Governance Committee that provides that our Governance Committee is responsible for:

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

During the fiscal year ended December 31, 2019, the Governance Committee met one time.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2019 and 2018 earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other ($) (4)	Total
Sune Mathiesen, Chief Executive Officer (2)
	2019	$305,271	$262,962	$75,000				$30,527	$673,760
	2018	264,595	75,000					26,459	366,054
	2017	275,559	50,868		-	-	-	24,086	350,513

Claus Toftegaard, Chief Financial Officer (3)
	2019	$182,455	-					$18,245	$200,700
	2018	66,669	$10,000		-	-	-	6,667	83,336

Soren Degn, Chief Financial Officer
	2018	$-	-		-	-	-	$131,788	$131,788
	2017	172,913	-		-	-	-	103,775	276,688

(1)

Total salaries for Messrs. Mathiesen and Degn for 2017 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.2077, as of December 31, 2017. Total salaries for Messrs. Mathiesen, Degn and Toftegaard for 2018 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.5194, as of December 31, 2018. Total salaries for Messrs. Mathiesen and Toftegaard for 2019 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.6703, as of December 31, 2019. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2017, December 31, 2018 or December 31, 2019, or at any other rate.

(2)

Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $351,558 based on the currency exchange rate of $1.00 = DKK 6.6703, as of December 31, 2019.

(3)

Mr. Toftegaard became our Chief Financial Officer in August 2018. Pursuant to his employment agreement, Mr. Toftegaard is entitled to an annual base salary of approximately $244,082 based on the currency exchange rate of $1.00 = DKK 6.6703, as of December 31, 2018.

(4)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Mathiesen’s received $30,527, $26,459 and $24,086 of contributions from the Company to his individual retirement account in 2019, 2018 and 2017. Pursuant to Mr. Toftegaard’s employment agreement, Mr. Toftegaard received $18,245 and $6,667 of contributions from the Company to his individual retirement account in 2019 and 2018. Pursuant to Mr. Degn’s employment agreement, Mr. Degn received $11,240 of contributions from the Company to his individual retirement account in 2017. Mr. Degn received a consultancy fee of $131,788 in 2018 and $92,535 in 2017 for his service as a CFO of the Company.

Employment Arrangements

During the year ended December 31, 2019, we had employment agreements with Messrs. Mathiesen and Toftegaard. A description of each agreement is set forth below.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company pursuant to a Director Contract, dated July 15, 2014 (updated on October 15, 2018), by and between Mr. Mathiesen and LiqTech Int. DK (the “Director Agreement”). The Director Agreement provided as of December 31, 2019 for an annual base salary initially set at DKK 2,345,000 (or approximately $351,558 based on the currency exchange rate of $1 = DKK 6.6703 as of December 31, 2019) and an annual cash bonus of 100% - 150% of the Director’s annual salary if certain performance targets are met, as determined annually by the Company’s Compensation Committee.. Mr. Mathiesen is entitled to five weeks of vacation, home internet service, a company car, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Mathiesen Agreement upon not less than twelve months prior notice, and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months prior notice.

Toftegaard Agreement

On August 15, 2018 Mr. Claus Toftegaard was appointed Chief Financial Officer of the Company. Pursuant to the terms of a CFO Contract, in consideration for his services, Mr. Toftegaard shall receive an annual base salary of DKK 1,628,100 (or approximately $244,082 based on the currency exchange rate of $1 = DKK 6.6702 as of December 31, 2019). Mr. Toftegaard is entitled to six weeks of vacation, home internet service, a company car, a LiqTech Int. DK mobile phone, a LiqTech Int. DK laptop and reimbursement of LiqTech Int. DK-related travel expenses. LiqTech Int. DK may terminate the Toftegaard Agreement upon not three months prior notice and Mr. Toftegaard may terminate the Toftegaard Agreement with one-month prior notice.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	-	-	-	$-	-	64,457	$350,000	-	-

Claus Toftegaard, CFO	-	-	-	$-	-	27,624	$150,000	-	-

Compensation of Directors

For 2019 the Chairman of the Board was entitled to an annual fee of $50,000; each non-executive director was entitled to $25,000 for services on the Board of Directors; the Audit Committee Chairman was paid an additional annual fee of $10,000 per year, the Compensation Committee Chairman was paid an additional annual fee of $6,000 per year (however, since Mr. Vernon has continued to serve as the Chairman of the Compensation Committee after being appointed Chairman of the Board, he was not paid this additional fee). The Chairman of the Board also received an automatic annual stock grant on January 2, 2019. Each qualifying non-executive director would receive an automatic annual stock grant on January 2 of each year in the amount of $30,000 commencing the first year, after full vesting of their initial 25,000 share stock grant that vests over a three year period. The Parent has not entered any agreements with the Directors of any special compensation in relation to retirement, resignation, change of control or other kinds of events that might lead to the Director leaving the Board of LiqTech International, Inc.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2019.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark Vernon	50,000	82,500	-	-	-	-	132,500
Alexander J. Buehler	35,000	-	-	-	-	-	35,000
Peyton Boswell	25,000	-	-	-	-	-	25,000
Peter Leifland	18,750	208,000	-	-	-	-	226,750

(1)

Our independent directors are entitled to cash compensation of $25,000 per year, the chairman of our Board is entitled to additional $25,000 per year, the chairman of our Audit Committee is entitled to additional $10,000 per year and the chairman of our Compensation Committee is entitled to additional $6,000 per year.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in 2019, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

The Company issued in January 2019 8,212 shares of restricted stock valued at $45,000 for services provided and to be provided by Mr. Vernon. Mr. Vernon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

The Company awarded in March 2019 25,000 restricted shares of Common Stock valued at $208,000 for services to be provided by Mr. Leifland. The shares will vest over a three-year period.

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

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Sune Mathiesen (4)	346,124	1.7%
Claus Toftegaard	1,500	*
Mark Vernon	188,075	*
Alexander J. Buehler	16,667	*
Peyton Boswell	29,167	*
Peter Leifland	-	-
All executive officers and directors as a group (6 persons)	581,533	2.8%

5% Shareholders:
AWM Investment Company, Inc.	2,043,290	9.9%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech International A/S, Industriparken 22C 12, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 26, 2020. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 20,539,212 shares issued and outstanding as of March 26, 2020.

(4)	These shares are partly owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

The following table provides information, as of December 31, 2019, regarding the number of shares of Company common stock that may be issued from outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	25,000	$2.96	799,914	(1)
Total	25,000		799,914	(1)

(1) On August 21, 2013, Parent’s Board of Directors adopted the 2013 LiqTech International, Inc. Share Incentive Plan (the “Plan”), which is the Company’s sole compensation plan as of December 31, 2018. The Plan authorized awards that equal to 10% of the total outstanding shares of Common Stock on an as-converted basis as of August 21, 2013, (612,788 shares of Common Stock), plus an increase of that number of shares of Common Stock to be added on each of the third, sixth and ninth anniversary of the Plan’s effectiveness. Accordingly, on August 21, 2016, 612,788 shares of Common Stock became authorized under the Plan. Pursuant to the terms of Plan, if any award thereunder terminates, expires, or lapses for any reason, any shares subject to such award shall again be available for the grant of an Award pursuant to the Plan The number of securities remaining available for future issuance accounts for 31,875 stock options which have been exercised, 25,000 stock options that remain outstanding and 130,251 shares of Common Stock issued as “Restricted Share Units,” which were not forfeited prior to vesting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following discussion relates to types of transactions involving our company and any of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a "related party." For purposes of this discussion, a "related-party transaction" is a transaction, arrangement or relationship:

●	in which we participate;
●	that involves an amount in excess of the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which a related party has a direct or indirect material interest.

From January 1, 2019 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

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

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2019, and 2018 and for the review of our quarterly financial statements. During 2019 and 2018 audit fees were $252,500 and $152,500. Our auditors did not provide any tax compliance, planning services or audit related services for the Company. Our auditors did not provide any other services than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2019.

Item 15.	Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2019 and December 31, 2018 is included in this Annual Report on Form 10-K:

a.          Valuation and Qualifying Accounts for the years ended December 31, 2019 and December 31, 2018.

	2019	2018
Bad debt expense	25,044	353,562
Reserve for obsolete inventory	127,293	251,920

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2019
Allowance for inventory obsolescence	$1,111,795	$127,293	$(573,780)	$665,308
Allowance for doubtful accounts	971,772	25,044	(384,382)	612,434
Totals	$2,083,567	$152,337	$(958,162)	$1,277,742

Year Ended December 31, 2018
Allowance for inventory obsolescence	$1,409,074	$251,920	$(549,199)	$1,111,795
Allowance for doubtful accounts	660,581	353,562	(42,371)	971,772
Totals	$2,069,655	$605,482	$(591,570)	$2,083,567

	2019	2018
Allowance for doubtful accounts at the beginning of the period	$971,772	$660,581
Bad debt expense	25,044	353,562
Receivables written off during the periods	(362,244)	-
Effect of currency translation	(22,138)	(42,371)
Allowance for doubtful accounts at the end of the period	$612,434	$971,772

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

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as Amended	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10 (SEC Accession No. 0001078782-09-001287) as filed with the SEC on August 19, 2009

3.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C as filed with the SEC on September 20, 2011

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

4.3	Description of our Common Stock	Filed herewith

10.1	Lease Agreements for 1800 - 1810 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011

10.2	Lease Agreement for 1800 - 1816 Buerkle Road, White Bear Lake, Minnesota 55110	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on March 29, 2012

10.3	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.4	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.5	CFO Contract, dated August 1, 2018, by and between between LiqTech International A/S and Claus Toftegaard	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 10-K as filed with the SEC on April 1, 2019

10.6	Director Contract, dated October 15, 2018, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 10-K as filed with the SEC on April 1, 2019

10.7	Form of Underwriter’s Warrant (Craig-Hallum Capital Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 23, 2014

10.9	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2017

10.10	Form of Subscription Agreement (U.S. Investors)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 20, 2017

10.11	Form of Subscription Agreement (Non-U.S. Investors)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 20, 2017

10.12	Form of Purchase Agreement (Craig-Hallum Group LLC)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on April 16, 2018

10.13	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 5, 2019

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K as filed with the SEC on March 30, 2017

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 30, 2020
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director	March 30, 2020
Sune Mathiesen

/s/ Mark Vernon	Chairman of the Board of Directors	March 30, 2020
Mark Vernon

/s/ Claus Toftegaard	Chief Financial Officer, Principal Financial and Accounting Officer	March 30, 2020
Claus Toftegaard

/s/ Alexander J. Buehler	Director	March 30, 2020
Alexander J. Buehler

/s/ Peyton Boswell	Director	March 30, 2020
Peyton Boswell

/s/ Peter Leifland	Director	March 30, 2020
Peter Leifland