Form 10-Q
period 2020-03-31
LIQTECH INTERNATIONAL INC
filed 2020-05-11
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 11, 2020, was 20,555,880 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2020

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Especially underlined by the anticipated impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
Current Assets:
Cash, cash equivalents and restricted cash	$6,299,042	$9,783,932
Accounts receivable, net of allowance for doubtful accounts of $599,863 and $612,434 at March 31, 2020 and December 31, 2019, respectively	8,042,101	6,272,760
Inventories, net of allowance for excess and obsolete inventory of $654,895 and $665,308 at March 31, 2020 and December 31, 2019, respectively	5,324,499	5,199,238
Contract assets	5,137,111	5,664,929
Prepaid expenses and other current assets	822,306	566,398

Total Current Assets	25,625,059	27,487,257

Long-Term Assets:
Property and Equipment, net	5,529,919	4,825,952
Operating lease right-of-use assets	4,876,698	5,053,614
Deposits and other	488,656	498,053
Intangible assets, net	456,517	488,716
Goodwill	231,285	236,131

Total Long-Term Assets	11,583,075	11,102,466

Total Assets	$37,208,134	$38,589,723

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
Current Liabilities:
Accounts payable	$3,226,114	$4,339,070
Accrued expenses	3,290,386	3,222,951
Current portion of finance lease obligations	34,403	34,772
Current maturities of operating lease liabilities	985,360	999,685
Current portion of contingent earn-out	293,436	299,585
Contract liabilities	1,351,666	1,421,376
Income taxes payable	14,402	14,692

Total Current Liabilities	9,195,767	10,332,131

Deferred tax liability	316,587	338,763
Finance lease obligations, net of current portion	160,006	172,273
Operating lease liabilities, net of current maturities	3,994,609	4,141,855
Contingent earn-out, net of current portion	586,872	599,170

Total Long-term Liabilities	5,058,074	5,252,061

Total Liabilities	14,253,841	15,584,192

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock; par value $0.001, 25,000,000 shares authorized, 20,555,880 and 20,547,668 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	20,556	20,548
Additional paid-in capital	61,539,364	61,398,150
Accumulated deficit	(31,943,109)	(32,246,608)
Accumulated other comprehensive loss	(6,662,518)	(6,166,559)

Total Stockholders' Equity	22,954,293	23,005,531

Total Liabilities and Stockholders' Equity	$37,208,134	$38,589,723

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Revenue	$10,281,844	$7,421,198
Cost of Goods Sold	7,642,768	5,946,118

Gross Profit	2,639,076	1,475,080

Operating Expenses:
Selling expenses	676,800	483,587
General and administrative expenses	1,470,393	770,864
Research and development expenses	310,954	203,172

Total Operating Expense	2,458,147	1,457,623

Income from Operations	180,929	17,457

Other Income (Expense)
Interest and other income	4,490	7,277
Interest expense	(104,856)	(38,648)
Gain on currency transactions	207,627	48,158

Total Other Income	107,261	16,787

Income Before Income Taxes	288,190	34,244

Income Tax Benefit	(15,309)	-

Net Income	$303,499	$34,244

Basic Income Per Share	$0.01	$0.00

Diluted Income Per Share	$0.01	$0.00

Basic Weighted Average Common Shares Outstanding	20,554,524	18,267,068

Diluted Weighted Average Common Shares Outstanding	20,711,035	19,145,875

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

Net Income	303,499	34,244

Other Comprehensive Loss - Currency Translation, Net	(495,959)	(213,922)

Total Comprehensive Loss	$(192,460)	$(179,678)

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended March 31, 2019 and March 31, 2020

					Accumulated Other
			Additional	Retained	Compre-
	Common Stock		Paid-in	accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common shares issued at $5.48 per share for services by the board of directors	8,212	8	44,992			45,000

Stock based compensation			96,222			96,222

Currency translation, net					(495,959)	(495,959)

Net Income				303,499		303,499

BALANCE, March 31, 2020	20,555,880	20,556	61,539,364	(31,943,109)	(6,662,518)	22,954,293

BALANCE, December 31, 2018	18,228,887	18,229	46,552,487	(32,286,224)	(5,744,856)	8,539,636

Common shares issued at $4.63 per share for services by the board of directors	28,993	29	112,471			112,500

Stock based compensation			15,944			15,944

Exercising of stock options	45,000	45	133,155			133,200

Currency translation, net					(213,922)	(213,922)

Net Income				34,244		34,244

BALANCE, March 31, 2019	18,302,880	18,303	46,814,057	(32,251,980)	(5,958,778)	8,621,602

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$303,499	$34,244
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	534,021	278,400
Stock-based compensation	141,222	128,444
Change in deferred tax asset / liability	(15,309)	-
Changes in assets and liabilities:
Accounts receivable	(1,769,341)	(1,403,171)
Inventory	(125,261)	135,340
Contract assets	527,818	(3,342,724)
Deposits	-	(945,496)
Prepaid expenses and other current assets	(255,908)	(122,094)
Accounts payable	(1,112,956)	3,418,700
Accrued expenses	67,435	701,038
Operating lease liabilities	(183,180)	(92,691)
Contract liabilities	(69,710)	321,911

Total Adjustments	(2,261,169)	(922,343)

Net Cash used in Operating Activities	(1,957,670)	(888,099)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,064,960)	(169,546)
Purchase of other intangible assets	(2,739)	-

Net Cash used in Investing Activities	(1,067,699)	(169,546)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(8,434)	(7,138)
Proceeds from exercise of stock options	-	133,200

Net Cash provided by (used in) Financing Activities	(8,434)	126,062

Loss on Currency Translation	(451,087)	(243,483)

Net change in Cash, Cash Equivalents and Restricted Cash	(3,484,890)	(1,175,066)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	9,783,932	3,776,111

Cash, Cash Equivalents and Restricted Cash at End of Period	$6,299,042	$2,601,045

The accompanying notes are an integral part of these financial statements.

 LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$16,514	$23,541
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., the “Company” and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid applications and diesel particulate air filters in the United States, Canada, Europe, Asia and South America. Set forth below is a description of the Company and each of its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA, a Delaware corporation and a 100% owned subsidiary of the Company formed in May 2011.

LiqTech International A/S, a Danish corporation, incorporated on January 15, 2000 (“LiqTech Int. DK”), a 100% owned subsidiary of LiqTech USA, engaged in the development, design, application, marketing and sales of membranes, ceramic diesel particulate and liquid filters, and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA. LiqTech NA, Inc. engaged in the production, marketing and sale of ceramic diesel particulate and liquid filters in the United States and Canada.

LiqTech Systems A/S, a Danish Corporation (“LiqTech Systems”), incorporated on September 1, 2009, engaged in the manufacture of fully automated filtering systems for use within marine applications, municipal pool and spa applications, and other industrial applications within Denmark and international markets.

BS Plastic A/S, a Danish Corporation (“BS Plastic”), acquired on September 1, 2019, engaged in the manufacture of specialized machined and welded plastic parts within Denmark and international markets.

LiqTech Ceramics A/S, a Danish corporation (“LiqTech Ceramics”), incorporated on December 20, 2019 that is a dormant company without activity.

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

Consolidation -- The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Int. DK, LiqTech Systems, LiqTech Ceramics and BS Plastic is the Danish Krone (“DKK”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2020 and 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company held $2,711,273 and $2,714,173, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The restricted cash is held in a local financial institution. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at March 31, 2020 and December 31, 2019.

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

The roll-forward of the allowance for doubtful accounts for the period ended March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Allowance for doubtful accounts at the beginning of the period	$612,434	$971,772
Bad debt expense	327	25,044
Receivables written off during the periods	(327)	(362,244)
Effect of currency translation	(12,571)	(22,138)
Allowance for doubtful accounts at the end of the period	$599,863	$612,434

Inventory – Inventory directly purchased is carried at the lower of cost or net realizable value, as determined on the first-in, first-out method.

For inventory produced, standard costs that approximate actual cost on the FIFO method are used to value inventory.  Standard costs are reviewed at least annually by management, or more often in the event that circumstances indicate a change in cost has occurred.

Work in process and finished goods include material, labor and production overhead costs.  The company adjusts the value of its inventory to the extent that management determines that the cost cannot be recovered due to obsolescence or other factors.

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Unbilled receivables – Unbilled receivables usually comprises the last invoice remaining after the delivery of the systems, where revenue is recognized at the transfer of control based upon signed acceptance of the system by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in unbilled receivables are short-term receivables such as Contract Assets, VAT etc.

Leases -- In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease costs for lease payments will be recognized on a straight-line basis over the lease term. The Company’s adoption of Topic 842 did not materially impact its results of operation.

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

Goodwill and Intangible Assets -- The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business, with the residual purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

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

Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment fundamentals, and general economic conditions.

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

The Company sells products throughout the world; sales by geographical region are as follows for the three months ended March 31, 2020 and 2019:

	For the Three months ended March 31
	2020	2019
United States and Canada	$126,482	$113,059
Australia	42,255	62,113
South America	10,896	319,528
Asia	2,033,288	1,239,113
Europe	8,068,923	5,687,385
	$10,281,844	$7,421,198

 The Company’s sales by product line are as follows for the three months ended March 31, 2020 and 2019:

	For the Three months ended March 31
	2020	2019
Ceramic diesel particulate	$1,560,062	$2,243,268
Liquid filters and systems	7,980,287	5,040,333
Plastics	581,411	-
Development projects	160,084	137,597
	$10,281,844	$7,421,198

For membrane and DPF product sales, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the membrane or DPF transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer upon shipment of the system based on the terms of the contract. For the majority of systems, the Company transfers control and recognizes revenue when products are shipped to the customer according to the terms of the contract or purchase order. In connection with the system, it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer) and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Unbilled Receivables, while the revenue related to the commissioning is recognized as Contract liability.

Aftermarket sales represent parts, extended warranties and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract.

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

Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract assets are transferred to receivables when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract Liabilities are payments received from customers prior to satisfaction of performance obligations and these balances are typically related to prepayments for third party expenses that are incurred shortly after billing. Contract liabilities also include deferred revenue related to the second performance obligation stated under Revenue Recognition, where the obligation is attributed to the commissioning of the water treatment system.

The roll-forward of Contract Assets / Liabilities for the three months ended March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Cost incurred	$3,795,520	$3,960,199
Unbilled project deliveries	2,386,541	1,971,106
VAT	626,621	862,368
Other receivables	97,082	58,397
Prepayments	(1,964,914)	(1,732,231)
Deferred Revenue	(1,155,405)	(876,286)
	$3,785,445	$4,243,553

Distributed as follows:
Contract Assets	$5,137,111	$5,664,929
Contract Liabilities	(1,351,666)	(1,421,376)
	$3,785,445	$4,243,553

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses and total advertising costs amounted to $25,237 and $22,592 for the three months ended March 31, 2020 and 2019, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2020 and 2019 were $310,954 and $203,172, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share is based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options, RSU´s, and warrants that have been granted but have not been exercised.

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $141,222 and $128,444 have been recognized for the vesting of options and stock awards granted to Directors, management and certain key employees for the three months ended March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments -- The Company accounts for fair value measurements for financial assets and liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable and accrued expenses approximates their recorded values due to their short-term maturities.

The following table sets forth the liabilities at March 31, 2020, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair value at reporting date using:
	March 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)

Contingent Earn-out Liability	$880,308	$-	$-	$880,308

The roll forward of the Earn-out liability is as follows:

Balance at December 31, 2019	$898,755
Foreign currency effect	(18,447)
Balance at March 31, 2020	$880,308

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended March 31, 2020 the Company has recorded $2,711,273 as Restricted cash, $3,587,769 as Unrestricted cash and a total of $6,299,042 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2019 the amounts were $2,714,173 in Restricted cash and $7,069,759 in Unrestricted cash.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Furnace parts and supplies	$925,300	$621,991
Raw materials	1,967,234	2,125,921
Work in process	1,877,131	1,624,499
Finished goods and filtration systems	1,209,729	1,492,135
Reserve for obsolescence	(654,895)	(665,308)
Net Inventory	$5,324,499	$5,199,238

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 3 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $2,700,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $13,882 at March 31, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

 NOTE 4 - LEASES

The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark; and White Bear Lake, Minnesota.

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use	$4,876,698	$5,053,614

Operating lease liabilities - current	$985,360	$999,685
Operating lease liabilities – long-term	3,994,609	4,141,855
Total operating lease liabilities	$4,979,969	$5,141,540

Finance leases:
Property and equipment, at cost	$1,334,310	$1,362,272
Accumulated depreciation	(1,141,792)	(1,156,145)
Property and equipment, net	$192,518	$206,127

Finance lease liabilities - current	$34,403	$34,772
Finance lease liabilities – long-term	160,006	172,273
Total finance lease liabilities	$194,409	$207,045

Weighted average remaining lease term:
Operating leases	10.3	10.2
Finance leases	5.2	5.5

Weighted average discount rate:
Operating leases	6.3%	6.4
Finance leases	3.9%	3.9%

Maturities of lease liabilities at March 31, 2020 were as follows:

	Operating lease	Finance lease
April 2020 – March 2021	$1,019,750	$41,422
April 2021 – March 2022	819,998	41,422
April 2022 – March 2023	763,059	38,370
April 2023 – March 2024	733,877	35,358
April 2024 – March 2025	481,982	35,623
Thereafter	2,889,807	23,699
Total payment under lease agreements	6,708,473	215,894
Less imputed interest	(1,728,504)	(21,485)
Total lease liability	$4,979,969	$194,409

NOTE 5 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) -profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2020 and 2019, matching contributions were expensed and totaled $3,949 and $2,621, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech International AS contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an Agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as of March 31, 2020 as the Company has meritorious defenses and does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Systems AS was contacted by a former supplier alleging that the Company owed DKK 543,905 ($83,400) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services supplied, and the claim was rejected by a court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as of March 31, 2020.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company has assessed the adequacy of the recorded warranty liability at the end of the third quarter of 2019 based on realized warranty expenses for the four years passed since the start-up of producing water treatment systems. Based on the assessment, the Company has reduced the warranty accrual from 7% to 3% of the sales value for delivered products since January 1, 2019 and going forward.

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Balance at December 31	$813,288	$432,225
Warranty costs charged to cost of goods sold	226,079	707,079
Utilization charges against reserve	(51,643)	(315,556)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(17,679)	(10,460)
Balance at March 31	$970,045	$813,288

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

NOTE 6 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net Income attributable to LiqTech International Inc.	$303,499	$34,244
Weighted average number of common shares used in basic earnings per share	20,554,524	18,267,068
Effect of dilutive securities, stock options, RSU’s, and warrants	156,511	878,807
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	20,711,035	19,145,875

For the three months ended March 31, 2020, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

For the three months ended March 31, 2019, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share and 100,000 warrants outstanding to purchase common stock at $6.60 per share.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2020 and 2019, respectively, there were 20,555,880 and 18,302,880 common shares issued and outstanding.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of March 31, 2020 and 2019 there were 0 mandatory convertible preferred shares issued and outstanding.

Stock Issuance

Since January 1, 2020, the Company has made the following issuances of common stock:

On January 15, 2020, the Company issued an additional 8,212 shares of restricted stock valued at $45,000 for services provided by the Board of Directors. The Company will recognize the stock-based compensation of the award over the requisite service period. The shares vested immediately.

For the three months ended March 31, 2020 and 2019, the Company has recorded stock-based compensation expense of $141,222 and $128,444, respectively.

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At March 31, 2020, 25,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on the grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to options of $0 for the three months ended March 31, 2020 and 2019. On March 31, 2020, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plans on March 31, 2020 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.96	25,000	0.37	$2.96	25,000	$2.96
Total	25,000	0.37	$2.96	25,000	$2.96

A summary of the status of the options on March 31, 2020 and changes during the period is presented below:

	March 31, 2020
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	25,000	$2.96	0.62	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	25,000	$2.96	0.37	$-
Vested and expected to vest	25,000	$2.96	0.37	$-
Exercisable end of period	25,000	$2.96	0.37	$-

NOTE 8 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the three months ended
	March 31, 2020	March 31, 2019
Customer A	35%	13%
Customer B	12%	20%
Customer C	12%	*
Customer D	11%	*
Customer E	*	19%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivables:

	March 31, 2020	December 31, 2019
Customer A	40%	39%
Customer C	16%	15%
Customer B	11%	*
Customer E	*	*

* Zero or less than 10%

As of March 31, 2020, approximately 95% and 5% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2019, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 9 - SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 11, 2020.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”), a pandemic which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily introduce 2-shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, the majority of our employees have been working remotely since that time.

While we are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, our compliance with these measures did not have a material adverse impact on our financial results for the first quarter of fiscal year 2020. We have, however, begun to take precautionary measures to manage our resources conservatively by reducing and/or deferring capital and operating expenses to mitigate any potential adverse impacts of the pandemic as well as to conserve cash. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of our reduced manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in fiscal year 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art products for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (DPFs) for the control of soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in the United States and Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in the United States and Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech International A/S, a Danish limited company organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Int. DK”), together with its direct wholly owned subsidiaries LiqTech Systems A/S (“LiqTech Systems”), LiqTech Ceramics A/S (“LiqTech Ceramics”) and BS Plastic A/S (“BS Plastic”), three Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Int. DK, LiqTech Systems, BS Plastic and LiqTech Delaware are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area, Hobro and Aarhus, and our U.S. operations are conducted in White Bear Lake, Minnesota.

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

●

Develop and improve technologies and enter new end markets. We intend to continue to develop our ceramic membranes and improve the efficiency for our filtration products. Through continuous research and development, we intend to find new uses for our products and plan to expand into new markets that offer significant opportunity for the Company.

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

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
					Period to Period Change
	2020	As a % of Sales	2019	As a % of Sales	$	Percent %
Revenue	10,281,844	100.0%	7,421,198	100.0%	2,860,646	38.5%
Cost of Goods Sold	7,642,768	74.3	5,946,118	80.1	1,696,650	28.5
Gross Profit	2,639,076	25.7	1,475,080	19.9	1,163,996	78.9

Operating Expenses
Selling expenses	676,800	6.6	483,587	6.5	193,213	40.0
General and administrative expenses	1,470,393	14.3	770,864	10.4	699,529	90.7
Research and development expenses	310,954	3.0	203,172	2.7	107,782	53.0
Total Operating Expenses	2,458,147	23.9	1,457,623	19.6	1,000,524	68.6

Income from Operations	180,929	1.8	17,457	0.3	163,473	936.5

Other Income (Expense)
Interest and other income	4,490	0.0	7,277	0.1	(2,787)	(38.3)
Interest (expense)	(104,856)	(1.0)	(38,648)	(0.5)	(66,208)	171.3
Income on currency transactions	207,627	2.0	48,158	0.6	159,469	331.1
Total Other Income	107,261	1.0	16,787	0.2	90,474	539.0

Income Before Income Taxes	288,190	2.8	34,244	0.5	253,946	741.6
Income Taxes Expense (Income)	(15,309)	(0.1)	-	-	(15,309)	-

Net Income	303,499	3.0	34,244	0.5	269,255	786.3

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Revenues

Revenue for the three months ended March 31, 2020 was $10,281,844 compared to $7,421,198 for the same period in 2019, representing an increase of $2,860,646 or 38.5%. The change in sales consists of an increase in liquid filters of $2,939,954, an increase in plastics of $581,411, an increase in development projects of $22,487, offset by a decrease in DPFs of $683,205. The increase in demand for our liquid filters and systems is due to the ramp-up in delivery of water treatment systems for the marine scrubber industry. The decrease in demand for our DPFs is mainly due to the diminished market activity globally compared to the same period of last year. The increase in sales of plastic components is related to the newly acquired business in 2019.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $2,639,076 compared to gross profit of $1,475,080 for the same period in 2019, representing an increase of $1,163,996 or 78.9%. The increase in gross profit is due to a favorable mix shift toward liquid filters and systems, where sales command a higher gross margin. Included in the gross profit is depreciation of $416,265 and $307,283 for the three months ended March 31, 2020 and 2019, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2020 were $2,458,147, representing an increase of $1,000,524, or 68.6%, compared to $1,457,623 for the same period in 2019.

Selling expenses for the three months ended March 31, 2020 were $676,800 compared to $483,587 for the same period in 2019, representing an increase of $193,213 or 40.0%. This change is attributable to the addition of new sales employees from an average of 8 in 2019 to an average of 11 in 2020.

General and administrative expenses for the three months ended March 31, 2020 were $1,470,393 compared to $770,864 for the same period in 2019, representing an increase of $699,529, or 90.7%. This change is attributable to the addition of administrative employees, where the number of employees increased from 11 in 2019 to 27 in 2020. The increase in the number of employees also created additional IT-expenses and office costs. Included in general and administrative expenses is Non-cash compensation expenses, that were $141,222 and $128,444 for the three months ended March 31, 2020 and March 31, 2019, representing an increase of $12,778 or 9.9%, attributable to stock grants to members of the Board and the management.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Compensation for vesting of restricted stock awards issued to the Board of Directors	$23,167	$15,944
Compensation for vesting of restricted stock awards issued to management	55,555	-
Compensation for common shares issued to the Board of Directors and management for services	62,500	112,500
Total Non-Cash Compensation	$141,222	$128,444

Research and development expenses for the three months ended March 31, 2020 were $310,954 compared to $203,172 for the same period in 2019, representing an increase of $107,782, or 53.0%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry.

Net Income

Net income for the three months ended March 31, 2020 was $303,499 compared to $34,244 for the comparable period in 2019, representing an increase of $269,256.

This change was primarily attributable to increased Revenue that drove a similar increase in Gross Profit and higher gross profit margin caused by a favorable mix shift toward marine scrubber systems, offset by higher operating expenses caused primarily by the growth in headcount to support additional sales and production.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit from the bank amounting to DKK20,000,000 ($3,000,000), which is used for a leasing arrangement and guarantees issued to customers for prepayments and for warranties after delivery. On March 31, 2020, we had cash of $6,299,042 and net working capital of $16,429,292, and at December 31, 2019, we had cash of $9,783,932 and net working capital of $17,155,126. On March 31, 2020, our net working capital had decreased by $725,834 compared to December 31, 2019.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guarantee credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $2,700,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $13,882 at March 31, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory and equipment.

Cash Flows

Three months ended March 31, 2020 Compared to three months ended March 31, 2019

Cash provided (used) by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2020 was $1,957,670, representing an increase of $1,069,569 compared to cash used by operating activities of $888,099 for the three months ended March 31, 2019. The change in cash used by operating activities for the three months ended March 31, 2020 was mainly due to an increase in Contract assets of $4,816,038, off-set by a decrease in cash from accounts payables of $4,531,656.

Net cash used in investing activities was $1,067,699 for the three months ended March 31, 2020 as compared to net cash used in investing activities of $169,546 for the three months ended March 31, 2019, representing an increase of $898,153. This increase was due to a period-over-period increase of $919,635 for the purchase of property and equipment related to the installation of new furnaces in Ballerup to increase production capacity in the context of growing demand.

Cash used in financing activities was $8,434 for the three months ended March 31, 2020 as compared to net cash provided by financing activities of $126,062 for the three months ended March 31, 2019. This change of $134,496 was mainly due to cash proceeds of $133,200, for the employee exercise of stock options in 2019.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	the assessment of allowance for product warranties, which impacts gross profit;
●	the assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	the assessment of recoverability of long-lived assets, which impacts gross profit or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	the valuation of inventory, which impacts gross profit; and
●

the recognition and measurement of loss contingencies, which impact gross profit or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recently Enacted Accounting Standards” in the accompanying Financial Statements.

Subsequent Events

The Company’s management reviewed material events through May 11, 2020.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”), a pandemic which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily introduce 2-shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, the majority of our employees have been working remotely since that time.

While we are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, our compliance with these measures did not have a material adverse impact on our financial results for the first quarter of fiscal year 2020. We have, however, begun to take precautionary measures to manage our resources conservatively by reducing and/or deferring capital and operating expenses to mitigate any potential adverse impacts of the pandemic as well as to conserve cash. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of our reduced manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in fiscal year 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Quarterly Report. We have excluded the acquired Company BS Plastic from the assessment of internal controls over financial reporting as of March 31, 2020 due to the limited time that the Company has been part of the LiqTech Group and an immaterial impact on the consolidated financial statements. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting, described below. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 30, 2020 for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2019 hired additional employees into the finance department and we plan to continue to work on remediating the material weaknesses during 2020 by improving competencies and processes. Further, a planned investment in a new ERP system and other supporting IT programs to support the controls and processes of the Company will be a part of our remediation of the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plans to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

LiqTech International, Inc.

Dated: May 11, 2020	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2020	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)