Form 10-Q
period 2020-06-30
LIQTECH INTERNATIONAL INC
filed 2020-08-10
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at August 10, 2020, was 21,652,313 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2020

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	4

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the Three and Six Months Ended June 30, 2020 and June 30, 2019 (unaudited)	6

Condensed Consolidated Statement of Stockholder’s Equity for the period ended June 30, 2020 and June 30, 2019 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34

SIGNATURES	35

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the anticipated impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets:
Cash, cash equivalents and restricted cash	$16,230,269	$9,783,932
Accounts receivable, net of allowance for doubtful accounts of $147,250 and $612,434 at June 30, 2020 and December 31, 2019, respectively	4,452,526	6,272,760
Inventories, net of allowance for excess and obsolete inventory of $666,878 and $665,308 at June 30, 2020 and December 31, 2019, respectively	5,356,614	5,199,238
Contract assets	4,523,130	5,664,929
Prepaid expenses and other current assets	753,229	566,398

Total Current Assets	31,315,768	27,487,257

Long-Term Assets:
Property and Equipment, net	6,407,932	4,825,952
Operating lease right-of-use assets	4,776,456	5,053,614
Deposits and other assets	499,470	498,053
Intangible assets, net	462,716	488,716
Goodwill	236,862	236,131

Total Long-Term Assets	12,383,436	11,102,466

Total Assets	$43,699,204	$38,589,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,073,842	$4,339,070
Accrued expenses	5,209,103	3,222,951
Current portion of finance lease obligations	35,589	34,772
Current portion of operating lease liabilities	957,971	999,685
Current portion of contingent earn-out	300,512	299,585
Contract liabilities	1,323,245	1,421,376
Income taxes payable	14,736	14,692

Total Current Liabilities	9,914,998	10,332,131

Deferred tax liability	308,714	338,763
Warrant liability	2,811,900	-
Finance lease obligations, net of current portion	154,832	172,273
Operating lease liabilities, net of current portion	3,951,093	4,141,855
Contingent earn-out, net of current portion	601,025	599,170

Total Long-term Liabilities	7,827,564	5,252,061

Total Liabilities	17,742,562	15,584,192

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock; par value $0.001, 25,000,000 shares authorized, 21,649,213 and 20,547,668 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	21,649	20,548
Additional paid-in capital	66,364,654	61,398,150
Accumulated deficit	(34,506,920)	(32,246,608)
Accumulated other comprehensive loss	(5,922,741)	(6,166,559)

Total Stockholders' Equity	25,956,642	23,005,531

Total Liabilities and Stockholders' Equity	$43,699,204	$38,589,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$4,641,483	$9,297,186	$14,923,327	$16,718,384
Cost of Goods Sold	4,147,020	7,222,076	11,789,788	13,168,194

Gross Profit	494,463	2,075,110	3,133,539	3,550,190

Operating Expenses:
Selling expenses	605,947	514,037	1,282,747	997,623
General and administrative expenses	1,509,772	1,001,179	3,059,530	1,808,427
Research and development expenses	316,559	199,184	627,513	402,356

Total Operating Expense	2,432,278	1,714,400	4,969,790	3,208,406

Income (Loss) from Operations	(1,937,815)	360,710	(1,836,251)	341,784

Other Income (Expense)
Interest and other income	247	18,173	4,737	25,450
Interest expense	(36,047)	(3,760)	(61,538)	(6,025)
Fair value adjustment of warrants	(236,900)	-	(236,900)	-
Gain (Loss) on currency transactions	(368,561)	(206,718)	(160,934)	(158,560)
Gain (Loss) on sale of fixed assets	-	(21,619)	-	(21,619)

Total Other Income (Expense)	(641,261)	(213,924)	(454,635)	(160,754)

Income (Loss) Before Income Taxes	(2,579,076)	146,786	(2,290,886)	181,030

Income Tax Provision (Benefit)	(15,265)	-	(30,574)	-

Net Income (Loss)	$(2,563,811)	$146,786	$(2,260,312)	$181,030

Basic Income (Loss) Per Share	$(0.12)	$0.01	$(0.11)	$0.01

Diluted Income (Loss) Per Share	$(0.12)	$0.01	$(0.11)	$0.01

Basic Weighted Average Common Shares Outstanding	20,963,186	19,211,771	20,758,855	18,742,029

Diluted Weighted Average Common Shares Outstanding	20,963,186	19,228,160	20,758,855	18,758,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Income (Loss)	(2,563,811)	146,786	(2,260,312)	181,030

Other Comprehensive Income - Currency Translation, Net	739,777	381,217	243,818	167,295

Total Comprehensive Income (Loss)	$(1,824,034)	$528,003	$(2,016,494)	$348,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended June 30, 2020 and June 30, 2019

					Accumulated Other
			Additional		Compre-
	Common Stock		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common shares issued in settlement of RSUs for services by the board of directors	8,212	8	44,992			45,000

Stock based compensation			96,222			96,222

Currency translation, net					(495,959)	(495,959)

Net Income				303,499		303,499

BALANCE, March 31, 2020	20,555,880	20,556	61,539,364	(31,943,109)	(6,662,518)	22,954,293

Common shares issued in settlement of RSUs for services by the board of directors	8,333	8	(8)			-

Common shares issued for cash at $5.00 per share, net of offering cost of $680,952, May 2020	1,085,000	1,085	4,742,963			4,744,048

Stock based compensation			82,335			82,335

Currency translation, net					739,777	739,777

Net Loss				(2,563,811)		(2,563,811)

BALANCE, June 30, 2020	21,649,213	21,649	66,364,654	(34,506,920)	(5,922,741)	25,956,642

BALANCE, December 31, 2018	18,228,887	18,229	46,552,487	(32,286,224)	(5,744,856)	8,539,636

Common shares issued in settlement of RSUs for services by the board of directors	28,993	29	112,471			112,500

Stock based compensation			15,944			15,944

Exercising of stock options	45,000	45	133,155			133,200

Currency translation, net					(213,922)	(213,922)

Net Income				34,244		34,244

BALANCE, March 31, 2019	18,302,880	18,303	46,814,057	(32,251,980)	(5,958,778)	8,621,602

Stock based compensation			23,167			23,167

Exercise of warrants	28,887	29	(29)			-

Common shares issued for cash at $7.25 per share, net of offering cost of $1,390,262, May 2019	2,215,862	2,216	14,672,522			14,674,738

Currency translation, net					381,217	381,217

Net Income				146,786		146,786

BALANCE, June 30, 2019	20,547,668	20,548	61,509,717	(32,105,194)	(5,577,561)	23,847,510

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,260,312)	$181,030
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,183,441	554,130
Stock-based compensation	223,557	151,611
Change in fair value of warrant liability	236,900	-
Change in deferred tax asset / liability	(30,574)	-
Changes in assets and liabilities:
Accounts receivable	1,820,234	(7,152,037)
Inventory	(157,376)	(281,601)
Contract assets	1,141,799	(2,086,762)
Deposits	-	(1,203,216)
Prepaid expenses and other current assets	(184,328)	(157,913)
Accounts payable	(2,265,228)	2,595,054
Accrued expenses	1,986,152	1,613,701
Operating lease liabilities	(366,198)	(234,934)
Contract liabilities	(98,131)	950,310

Total Adjustments	3,490,248	(5,251,657)

Net Cash provided by (used in) Operating Activities	1,229,936	(5,070,627)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,171,172)	(327,559)
Purchase of other intangible assets	(23,446)	-

Net Cash used in Investing Activities	(2,194,618)	(327,559)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(16,973)	(8,588)
Proceeds from exercise of stock options	-	133,200
Proceeds from issuance of prefunded warrants	2,575,000	-
Proceeds from issuance of common stock, net	4,744,048	14,674,738

Net Cash provided by Financing Activities	7,302,075	14,799,350

Gain on Currency Translation	108,944	179,080

Net change in Cash, Cash Equivalents and Restricted Cash	6,446,337	9,580,244

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	9,783,932	3,776,111

Cash, Cash Equivalents and Restricted Cash at End of Period	$16,230,269	$13,356,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45,471	$50,372
Income Taxes	$-	$-

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

LiqTech Holding A/S (formerly known as LiqTech International A/S), a Danish corporation, incorporated on January 15, 2000 (“LiqTech Holding”), a 100% owned subsidiary of LiqTech USA, engaged in the development, design, application, marketing and sales of membranes, ceramic diesel particulate and liquid filters, and catalytic converters in Europe, Asia and South America.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA, engaged in the production, marketing and sale of ceramic diesel particulate and liquid filters in the United States and Canada.

LiqTech Water A/S (formerly known as LiqTech Systems A/S), a Danish Corporation (“LiqTech Water”), incorporated on September 1, 2009, engaged in the manufacture of fully automated filtering systems for use within marine applications, municipal pool and spa applications, and other industrial applications within Denmark and international markets.

LiqTech Plastics A/S (formerly known as BS Plastic A/S), a Danish Corporation (“LiqTech Plastics”), acquired on September 1, 2019, engaged in the manufacture of specialized machined and welded plastic parts within Denmark and international markets.

LiqTech Ceramics A/S, a Danish corporation (“LiqTech Ceramics”), incorporated on December 20, 2019 that is a dormant company without activity.

LiqTech Germany (“LiqTech Germany”), a 100% owned subsidiary of LiqTech Holding, incorporated in Germany on December 9, 2011. The Company is in the process of closing operations as all activity in the company has ceased.

LiqTech PTE Ltd (“LiqTech Sing”), a 95% owned subsidiary of LiqTech Holding, incorporated in Singapore on January 19, 2012. The Company is in the process of closing operations as all activity in the company has ceased.

Consolidation -- The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority-owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts presented in previous issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive income (loss), the company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Holding, LiqTech Water, LiqTech Plastics and LiqTech Ceramics is the Danish Krone (“DKK”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the six months ended June 30, 2020 and 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2020, and December 31, 2019, the Company held $2,711,608 and $2,714,173, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts on June 30, 2020 and December 31, 2019.

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

The roll-forward of the allowance for doubtful accounts for the period ended June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Allowance for doubtful accounts at the beginning of the period	$612,434	$971,772
Bad debt expense	327	25,044
Receivables written off during the periods	(459,207)	(362,244)
Effect of currency translation	(6,305)	(22,138)
Allowance for doubtful accounts at the end of the period	$147,250	$612,434

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

Contracts Assets – Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract assets are transferred to receivables when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract assets also includes unbilled receivables, which usually comprises the last invoice remaining after the delivery of the systems, where revenue is recognized at the transfer of control based upon signed acceptance of the system by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Further included in Contract Assets are short-term receivables such as VAT and other receivables.

Leases -- In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease costs for lease payments will be recognized on a straight-line basis over the lease term. The Company’s adoption of Topic 842 did not materially impact its results of operation.

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

The Company sells products throughout the world; sales by geographical region are as follows for the three and six months ended June 30, 2020 and 2019:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
United States and Canada	$307,480	$255,642	$433,962	$688,229
Australia	61,706	153,401	103,961	215,514
South America	12,043	-	22,939	-
Asia	292,756	933,693	2,326,044	2,172,807
Europe	3,967,498	7,954,450	12,036,421	13,641,834
	$4,641,483	$9,297,186	$14,923,327	$16,718,384

 The Company’s sales by product line are as follows for the three and six months ended June 30, 2020 and 2019:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Liquid filters and systems	$2,551,710	$8,453,136	$10,531,998	$13,493,469
Diesel particulate filters	1,160,695	747,234	2,720,757	2,990,502
Plastic components	762,384	-	1,343,794	-
Development projects	166,694	96,815	326,778	234,413
	$4,641,483	$9,297,186	$14,923,327	$16,718,384

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected costplus margin.

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer, which typically occurs upon shipment of the system in accordance with the terms of the contract. In connection with the system sale, it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from the production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Unbilled receivables, while the revenue related to the commissioning is recognized as Contract liability.

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

The Company has received long-term contracts for grants from government entities for the development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided, or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our balance sheet as Contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our balance sheet as Contract liabilities.

Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract assets are transferred to receivables when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract liabilities are payments received from customers prior to satisfaction of performance obligations and these balances are typically related to prepayments for third-party expenses that are incurred shortly after billing. Contract liabilities also include deferred revenue related to the second performance obligation stated under Revenue Recognition, where the obligation is attributed to the commissioning of the water treatment system.

The roll-forward of Contract assets / liabilities for the period ended June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Cost incurred	$4,305,503	$3,960,199
Unbilled project deliveries	1,805,884	1,971,106
VAT	397,949	862,368
Other receivables	114,036	58,397
Prepayments	(2,330,373)	(1,732,231)
Deferred Revenue	(1,093,114)	(876,286)
	$3,199,885	$4,243,553

Distributed as follows:
Contract assets	$4,523,130	$5,664,929
Contract liabilities	(1,323,245)	(1,421,376)
	$3,199,885	$4,243,553

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs amounted to $62,023 and $72,349 for the six months ended June 30, 2020 and 2019, respectively. Total advertising costs for the three months period ended June 30, 2020 and 2019 respectively, was $36,786 and $49,757.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the six months ended June 30, 2020 and 2019 were $627,513 and $402,356, respectively, of research and development costs. For the three months period ended June 30, 2020 and 2019, research and development costs were $316,559 and $199,184.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share is based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options, RSUs, and warrants that have been granted but have not yet been exercised.

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $223,557 and $151,611 have been recognized for the vesting of options and stock awards granted to Directors, management and certain key employees for the six months ended June 30, 2020 and 2019, respectively. For the three months period ended June 30, 2020 and 2019, stock-based compensation was $82,335 and $23,167 respectively.

Warrant Liability -- The Company issued common stock warrants in May 2020 in conjunction with an equity financing. In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheet because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders, which is out of the control of the Company. Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statement of Operations in each subsequent period.

Fair Value of Financial Instruments -- The Company accounts for fair value measurements for financial assets and liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable and accrued expenses approximate their recorded values due to their short-term maturities.

The following table sets forth the liabilities at June 30, 2020, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair value at reporting date using:
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Contingent Earn-out Liability	$901,537	$-	$-	$901,537
Prefunded warrants	2,811,900	2,811,900	-	-

The roll-forward of the Contingent Earn-out liability is as follows:

Balance at December 31, 2019	$898,755
Foreign currency effect	2,782
Balance at June 30, 2020	$901,537

In connection with the equity financing in May 2020, the Company recorded a warrant liability on its Consolidated Balance Sheet based on the estimated fair value of the common stock warrants at the issuance date. The warrants are valued at the end of each reporting period with changes recorded as a mark-to-market adjustment on warrant liability on the Company's Consolidated Statement of Operations. The fair value of these warrants was $2,811,900 at June 30, 2020.

The mark-to-market expense on these warrants was $236,900 for the six months ended June 30, 2020 and was not presented within loss from operations. The Company’s warrant liability is carried at fair value and was classified as Level 1 in the fair value hierarchy due to the use of observable inputs such as quoted prices in active markets for identical assets or liabilities.

The following table summarizes the fair value measurement of the warrant liability.

Base value of warrants, 515,000 warrants at $5	$2,575,000
Fair value adjustment	236,900
Balance at June 30, 2020	$2,811,900

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

Recent Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact on its financial statements.

On March 9, 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU was issued to clarify and improve various financial instruments topics. The guidance has various effective dates but is basically effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended June 30, 2020 the Company has recorded $2,711,608 as Restricted cash, $13,518,661 as Unrestricted cash, and a total of $16,230,269 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2019 the amounts were $2,714,173 in Restricted cash and $7,069,759 in Unrestricted cash.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables and trade receivables. Under this new model, expected credit losses are based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the previous incurred loss model. The ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The company adopted ASU 2016-13 effective January 1, 2020 and concluded there was no material impact to the condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Furnace parts and supplies	$834,710	$621,991
Raw materials	1,980,305	2,125,921
Work in process	2,124,366	1,624,499
Finished goods and filtration systems	1,084,111	1,492,135
Reserve for obsolescence	(666,878)	(665,308)
Net Inventory	$5,356,614	$5,199,238

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

 NOTE 3 - LEASES

The Company leases certain vehicles, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark as well as in White Bear Lake, Minnesota.

During the six months ended June 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $521,716 and the company recorded operating lease expense of $577,765.

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 was as follows

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use	$4,776,456	$5,053,614

Operating lease liabilities - current	$957,971	$999,685
Operating lease liabilities – long-term	3,951,093	4,141,855
Total operating lease liabilities	$4,909,064	$5,141,540

Finance leases:
Property and equipment, at cost	$1,366,488	$1,362,272
Accumulated depreciation	(1,178,583)	(1,156,145)
Property and equipment, net	$187,905	$206,127

Finance lease liabilities - current	$35,589	$34,772
Finance lease liabilities – long-term	154,832	172,273
Total finance lease liabilities	$190,421	$207,045

Weighted average remaining lease term:
Operating leases	10.2	10.2
Finance leases	5.0	5.5

Weighted average discount rate:
Operating leases	6.3%	6.4%
Finance leases	3.9%	3.9%

Maturities of lease liabilities at June 30, 2020 were as follows:

	Operating lease	Finance lease
2020 (remaining 6 months)	$529,443	$21,210
2021	885,165	42,421
2022	805,270	40,848
2023	761,361	36,211
2024	610,822	37,156
Thereafter	3,041,218	32,650
Total payment under lease agreements	6,633,279	210,496
Less imputed interest	(1,724,215)	(20,075)
Total lease liability	$4,909,064	$190,421

 NOTE 4 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $2,700,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,217 at June 30, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory, and equipment.

NOTE 5 - AGREEMENTS AND COMMITMENTS

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the six months ended June 30, 2020 and 2019, matching contributions were expensed and totaled $6,984 and $5,677, respectively. For the three months period ended June 30, 2020 and 2019, matchng contributions expensed totaled $3,949 and $2,621 respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech Holding contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as of June 30, 2020 as the Company believes that it has valid supporting defenses and does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Water was contacted by a former supplier alleging that the Company owed DKK 543,905 ($83,400) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered, and the claim was rejected by a court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as of June 30, 2020.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company has assessed the adequacy of the recorded warranty liability at the end of the third quarter of 2019 based on realized warranty expenses for the four years passed since the start-up of producing water treatment systems. Based on the assessment, the Company has reduced the warranty accrual from 7% to 3% of the sales value for delivered products since January 1, 2019.

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Balance at December 31	$813,288	$432,225
Warranty costs charged to cost of goods sold	287,847	707,079
Utilization charges against reserve	(76,225)	(315,556)
Release of accrual related to expired warranties	-	-
Foreign currency effect	6,145	(10,460)
Balance at June 30	$1,031,055	$813,288

 Purchase Obligation - The Company has a purchase obligation to the supplier of the new furnaces to the production facility in Ballerup for which the Company has received two units while the remaining two units will be delivered in the second half of 2020. The total obligation amounts to $3.8 million and the Company has entered into a leasing agreement with the bank to partly finance the purchase. The lease agreement will commence upon the receipt of all furnaces covered by the purchase contract. The Company has no right to cancel the order.

NOTE 6 - EARNINGS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options and warrants have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following data show the amounts used in computing earnings per share and the weighted average number of shares of potential dilutive common stock for the three months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Net Income (Loss) attributable to LiqTech International Inc.	$(2,260,312)	$181,030
Weighted average number of common shares used in basic earnings per share	20,758,855	18,742,029
Effect of dilutive securities, stock options, RSUs, and warrants	-	16,079
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	20,758,855	18,758,108

For the six months ended June 30, 2020, the Company had 136,632 stock grants outstanding to issue common stock (RSUs). Further the company had 25,000 options outstanding to purchase common stock at $2.96 per share and 515,000 prefunded warrants at $5.00 per share outstanding to issue common stock.

For the six months ended June 30, 2019, the Company had 58,334 stock grants outstanding to issue common stock (RSUs). Further the company had 25,000 options outstanding to purchase common stock at $2.96 per share.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2020 and 2019, respectively, there were 21,649,213 and 20,547,668 common shares issued and outstanding.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of June 30, 2020, and 2019 there were 0 mandatory convertible preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2020, the Company has made the following issuances of common stock:

On January 15, 2020, the Company issued an additional 8,212 shares of restricted stock valued at $45,000 for services provided by the Board of Directors. The Company will recognize the stock-based compensation of the award over the requisite service period. The shares vested immediately.

On May 21, 2020, the Company completed a Securities Purchase Agreement with certain accredited investors in a private placement pursuant to which the Company issued and sold an aggregate of 1,085,000 shares of common stock, par value $0.001 per share, at a purchase price of $5.00 per share for gross proceeds of $4,744,048 including costs of $680,952 for placement fees, lawyer fees, auditor fees and other costs related to the capital raise, and a prefunded warrant to purchase an aggregate of 515,000 shares of Common Stock, at a purchase price of $5.00 per share for gross proceeds of $2,575,000.

On June 6, 2020, the Company issued an additional 8,333 shares of restricted stock valued at $69,333 for services provided by the Board of Directors. The Company will recognize the stock-based compensation of the award over the requisite service period. The shares vested immediately.

For the six months ended June 30, 2020 and 2019, the Company has recorded stock-based compensation expense of $223,557 and $151,611, respectively.

Warrants

In connection with the Securities Purchase Agreement entered in May 2020, a prefunded warrant (“the Warrant”) to purchase an aggregate of 515,000 shares of Common Stock at a purchase price of $5.00 per share was issued.  Subject to certain beneficial ownership limitations, the Warrant is immediately exercisable and may be exercised for no additional consideration. The Warrant does not expire. A holder of the Warrant will not have the right to exercise any portion of the Warrant if the holder together with Affiliates and Attribution Parties (as such terms are defined in the Warrant) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. However, upon notice from the holder to the Company, the holder may decrease or increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Consolidated Balance Sheet because, according to the warrant’s terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statement of Operations in each subsequent period.

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the six months ended June 30, 2020:

June 30, 2020
Warrants outstanding January 1, 2020	-
Prefunded warrants issued May 2020	515,000
Exercises and conversions	-
Warrants outstanding June 30, 2020	515,000

The following table summarizes the fair value measurement of the warrant liability.

Base value of warrants, 515,000 warrants at $5	$2,575,000
Fair value adjustment	236,900
Balance at June 30, 2020	$2,811,900

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant shares (Restricted Stock Units “RSUs”) to officers and directors of the Company. At June 30, 2020, 136,632 shares were granted and outstanding under the Incentive Plan. Directors of the company receives share compensation as follows: (i) an initial grant of 25,000 shares of common stock grant that vest over a three-year period at the appointment to the Board, followed by an annual grant of $30,000 in shares of common stock per annum after full vesting of the initial 25,000 share grant. Further the company have granted shares to management for 2020 as part of the Incentive Plan. Total grant is 92,081 shares that vest over a three-year period.

The Company recognizes compensation costs for stock grants to Directors and management based on a stock price on the date of the grant.

The Company recognized stock-based compensation expense related to share grants of $223,557 and $151,611 for the six months ended June 30, 2020 and 2019, respectively. For the three months period ended June 30, 2020 and 2019 respectively, the stock-based compensation related to share grants was $82,335 and $23,167. On June 30, 2020, the Company had $559,167 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSU's June 30, 2020 and changes during the period is presented below:

	June 30, 2020
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2019	133,747	$5.47	$50,824
Granted	19,430	5.92	-
Vested and settled with share issuance	(16,545)	6.91	-
Forfeited	-	-	-
Outstanding, June 30, 2020	136,632	$5.36	$13,663

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At June 30, 2020, 25,000 options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on the grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to options of $0 for the six months ended June 30, 2020 and 2019. On June 30, 2020, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plans on June 30, 2020 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.96	25,000	0.12	$2.96	25,000	$2.96
Total	25,000	0.12	$2.96	25,000	$2.96

 A summary of the status of the options on June 30, 2020 and changes during the period is presented below:

	June 30, 2020
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	25,000	$2.96	0.62	$72,250
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	25,000	$2.96	0.12	$62,500
Vested and expected to vest	25,000	$2.96	0.12	$62,500
Exercisable end of period	25,000	$2.96	0.12	$62,500

NOTE 8 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Customer A	18%	33%	30%	30%
Customer B	15%	*	13%	*
Customer D	*	10%	*	12%
Customer E	*	43%	*	33%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivables:

	June 30, 2020	December 31, 2019
Customer A	26%	39%
Customer B	25%	15%
Customer C	*	17%
Customer D	11%	*

* Zero or less than 10%

As of June 30, 2020, approximately 97% and 3% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2019, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On July 8, 2020 the Company issued a total of 3,100 shares in connection with employees exercising options in relation to the stock option plan entered in 2015. The shares were issued at a share price of $2.96 and generated net proceeds of $9,176.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid- March, we elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, most of our employees were working remotely during the shutdown. However since the beginning of May, the businesses in Denmark have been opening up as the effect of COVID-19 has largely been constrained and the number of infections and fatalities decreased significantly.

We are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, and our compliance with the measures implemented to avoid the spread of the virus did have a material adverse impact on our financial results for the second quarter of 2020. We have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of reduced order intake and decreased manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products and transportation restrictions, especially if it results in a prolonged global recession

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech Holding A/S (formerly known as LiqTech International A/S), a Danish limited company organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Holding”), together with its direct wholly owned subsidiaries LiqTech Water A/S (formerly known as LiqTech Systems A/S) (“LiqTech Water”), LiqTech Ceramics A/S (“LiqTech Ceramics”) and LiqTech Plastics A/S (formerly known as BS Plastic A/S) (“LiqTech Plastics”), three Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark and LiqTech NA, Inc., a Delaware corporation (“LiqTech Delaware”). Collectively, LiqTech USA, LiqTech Holding, LiqTech Water, LiqTech Ceramics, LiqTech Plastics and LiqTech Delaware are referred to herein as our “Subsidiaries”.

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

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

The following table sets forth our revenues, expenses and net income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
					Period to Period Change
	2020	As a % of Sales	2019	As a % of Sales	US$	Percent %
Revenue	4,641,483	100.0%	9,297,186	100.0%	(4,655,703)	(50.1)%
Cost of Goods Sold	4,147,020	89.3	7,222,076	77.7	(3,075,056)	(42.6)
Gross Profit	494,463	10.7	2,075,110	22.3	(1,580,647)	(76.2)

Operating Expenses
Selling expenses	605,947	13.1	514,037	5.5	91,900	17.9
General and administrative expenses	1,509,772	32.5	1,001,179	10.8	508,593	50.8
Research and development expenses	316,559	6.8	199,184	2.1	117,375	58.9
Total Operating Expenses	2,432,278	52.4	1,714,400	18.4	717,878	41.9

Profit (Loss) from Operation	(1,937,815)	(41.7)	360,710	3.9	(2,298,525)	(637.2)

Other Income (Expense)
Interest and other income	247	0.0	18,173	0.2	(17,926)	(98.6)
Interest (expense)	(36,047)	(0.8)	(3,760)	(0.0)	(32,287)	858.7
Fair value adjustment of warrants	(236,900)	(5.1)	-	-	(236,900)	-
Gain (loss) on currency transactions	(368,561)	(7.9)	(206,718)	(2.2)	(161,843)	78.3
Gain (loss) on sale of fixed assets	-	-	(21,619)	(0.2)	21,619	100.0
Total Other Income (Expense)	(641,261)	(13.8)	(213,924)	(2.3)	(427,337)	199.8

Profit (loss) Before Income Taxes	(2,579,076)	(55.6)	146,786	1.6	(2,725,863)	(1,857.0)
Income Taxes Expense (Income)	(15,265)	(0.3)	-	-	(15,265)	-

Net Profit (loss)	(2,563,811)	(55.2)	146,786	1.6	(2,710,598)	(1,846.6)

Revenues

Revenue for the three months ended June 30, 2020 was $4,641,483 compared to $9,297,186 for the same period in 2019, representing a decrease of $4,655,703 or 50%. The change in sales consists of a decrease in sales of liquid filters of $5,901,426, offset by an increase in sales DPFs of $413,460, an increase in sales of plastics of $762,384, and an increase in sales of development projects of $69,878.. The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the COVID-19 virus that has caused a significant decrease in new orders since the start of 2020. The increase in demand for our DPFs is due to an increased interest in environmental solutions to reduce the CO2-emmissions globally. The increase in sales of plastic components is related to the newly acquired business in 2019.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $494,463 compared to gross profit of $2,075,110 for the same period in 2019, representing a decrease of $1,580,647 or 76%. The decrease in gross profit is due to the decrease in sales of liquid filters and water treatment systems where sales command a higher gross margin. This resulted in the Gross profit being negatively impacted by costs related to the investments in additional employees, improvement of the business facilities and other fixed costs included in Cost of good sold, and therefore had the consequence of a decrease in gross profit due to the decline in Revenue. Included in the gross profit is depreciation of $491,374 and $246,846 for the three months ended June 30, 2020 and 2019, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2020 were $2,432,278, representing an increase of $717,878, or 42%, compared to $1,714,400 for the same period in 2019.

Selling expenses for the three months ended June 30, 2020 were $605,947 compared to $514,037 for the same period in 2019, representing an increase of $91,910 or 18%. This change is attributable to the addition of new sales employees from an average of 9 in 2019 to an average of 12 in 2020. Other expenses related to the update of the company’s website and other marketing materials have also resulted in increased selling expenses.

General and administrative expenses for the three months ended June 30, 2020 were $1,509,772 compared to $1,001,179 for the same period in 2019, representing an increase of $508,593, or 51%. This change is attributable to the addition of administrative employees, where the number of employees increased from 12 in 2019 to 23 in 2020. The increase in the number of employees also created additional IT and office costs. Included in general and administrative expenses is non-cash compensation expenses, that were $82,335 and $23,167 for the three months ended June 30, 2020 and June 30, 2019, representing an increase of $59,168 or 255%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	June 30,	June 30,
	2020	2019
Compensation for vesting of restricted stock awards issued to the Board of Directors	$40,668	$23,167
Compensation for vesting of restricted stock awards issued to management	41,667	-
Total Non-Cash Compensation	$82,335	$23,167

Research and development expenses for the three months ended June 30, 2020 were $316,559 compared to $199,184 for the same period in 2019, representing an increase of $117,375, or 59%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2020 was $(2,563,811) compared to $146,786 for the comparable period in 2019, representing a decrease of $2,710,597.

This change was primarily attributable to the significant decrease in revenue and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production that unfortunately did not persist in the second quarter due to impacts associated with COVID-19. Further losses on currency translations due to the negative impact of the USD/DKK exchange rate and the negative fair value adjustment of $236,900 related to the prefunded warrant liability have influenced the Net Loss for the period.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table sets forth our revenues, expenses and net income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
					Period to Period Change
	2020	As a % of Sales	2019	As a % of Sales	$	Percent %
Revenue	14,923,327	100.0%	16,718,384	100.0%	(1,795,057)	(10.7)%
Cost of Goods Sold	11,789,788	79.0	13,168,194	78.8	(1,378,406)	(10.5)
Gross Profit	3,133,539	21.0	3,550,190	21.2	(416,651)	(11.7)

Operating Expenses
Selling expenses	1,282,747	8.6	997,623	6.0	285,124	28.6
General and administrative expenses	3,059,530	20.5	1,808,427	10.8	1,251,103	69.2
Research and development expenses	627,513	4.2	402,356	2.4	225,157	56.0
Total Operating Expenses	4,969,790	33.3	3,208,406	19.2	1,761,384	54.9

Profit (Loss) from Operations	(1,836,251)	(12.3)	341,784	2.0	(2,178,035)	(637.3)

Other Income (Expense)
Interest and other income	4,737	0.0	25,450	0.2	(20,713)	(81.4)
Interest (expense)	(61,538)	(0.4)	(6,025)	(0.0)	(55,513)	921.4
Fair value adjustment of warrants	(236,900)	(1.6)	-	-	(236,900)	-
Loss on currency transactions	(160,934)	(1.1)	(158,560)	(0.9)	(2,374)	1.5
Gain (loss) on sale of fixed assets	-	-	(21,619)	(0.1)	21,619	(100.0)
Total Other Income (Expense)	(454,635)	(3.0)	(160,754)	(1.0)	(293,881)	182.8

Profit (Loss) Before Income Taxes	(2,290,886)	(15.4)	181,030	1.1	(2,471,916)	(1,365.5)
Income Taxes Expense (Income)	(30,574)	(0.2)	-	-	(30,574)	-

Net Profit (Loss)	(2,260,312)	(15.1)	181,030	1.1	(2,441,342)	(1,348.6)

Revenues

Revenue for the six months ended June 30, 2020 was $14,923,327 compared to $16,718,384 for the same period in 2019, representing a decrease of $1,795,057 or 11%. The change in sales consists of a decrease in sales of liquid filters and water treatment systems of $2,961,472 and a decrease of sales in DPFs of $269,745 offset by an increase in sales of plastics of $1,343,794 and an increase in sales of development projects of $92,366. The increase in sales of plastic components is related to the newly acquired business in 2019. The decrease in demand for our liquid filters and water treatment systems is mainly due to impacts of the ongoing COVID-19 pandemic, which have resulted in significant restrictions and business limitations across the globe causing a significant decline in delivery of water treatment systems for the marine scrubber industry. The decrease in demand for our DPFs is mainly due to the relative decline in sales realized in the first quarter of 2020 compared to 2019 and even though sales in the second quarter of 2020 improved compared to 2019, accumulated sale of DPFs for the six months ended June 30, 2020 is 9% lower than the same period in 2019.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $3,133,539 compared to gross profit of $3,550,190 for the same period in 2019, representing a decrease of $416,651 or 12%. The decrease in gross profit is due to the decline in sales of liquid filters and water treatment systems, where sales command a higher gross margin. Included in the gross profit is depreciation of $907,639 and $554,129 for the six months ended June 30, 2020 and 2019, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2020 were $4,969,790, representing an increase of $1,761,384, or 55%, compared to $3,208,406 for the same period in 2019.

Selling expenses for the six months ended June 30, 2020 were $1,282,747 compared to $997,623 for the same period in 2019, representing an increase of $285,124, or 29%. This change is attributable to the addition of new sales employees from an average of 8 in 2019 to an average of 12 in 2020.

General and administrative expenses for the six months ended June 30, 2020 were $3,059,530 compared to $1,808,427 for the same period in 2019, representing an increase of $1,251,103, or 69%. This change is attributable to the addition of administrative employees, where the number of employees increased from 12 in 2019 to 25 in 2020. The increase in the number of employees also created additional IT and office costs. Included in general and administrative expenses is Non-cash compensation expenses, that were $223,557 and $151,611 for the six months ended June 30, 2020 and June 30, 2019, representing an increase of $71,946 or 47%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Compensation for vesting of restricted stock awards issued to the Board of Directors	$126,334	$151,611
Compensation for vesting of restricted stock awards issued to management	97,223	-
Total Non-Cash Compensation	$223,557	$151,611

Research and development expenses for the six months ended June 30, 2020 were $627,513 compared to $402,356 for the same period in 2019, representing an increase of $225,157, or 56%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2020 was $(2,260,312) compared to $181,030 for the comparable period in 2019, representing a decrease of $2,441,342.

This change was primarily attributable to the significant decrease in revenue and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production. Further losses on currency translations due to the negative impact of the USD/DKK exchange rate and the negative fair value adjustment of $236,900 related to the prefunded warrant liability have influenced the Net Loss for the period.

Liquidity and Capital Resources

In March 2020, the World Health Organization declared the outbreak of novel corona virus ("COVID-19"), a pandemic which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily introduce 2-shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, the majority of our employees were working remotely during the shutdown. However since the beginning of May, the majority of the businesses in Denmark have been opening up as the effect of the COVID-19 had been constrained and the number of diseases and fatalities were going down to a minimum, which resulted in an incremental opening of social and business environment.

We are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, and our compliance with the measures taken to avoid the spreading of the virus did have a material adverse impact on our financial results for the second quarter of the fiscal year 2020. We have taken precautionary measures to manage our resources conservatively by reducing and/or deferring capital and operating expenses to mitigate any potential adverse impacts of the pandemic as well as to conserve cash. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of reduced order intake and reduced manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in fiscal year 2020.

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

Additionally, on May 21, 2020, the Company completed a Securities Purchase Agreement with certain accredited investors in a private placement pursuant to which the Company issued and sold an aggregate of 1,085,000 shares of common stock, par value $0.001 per share, at a purchase price of $5.00 per share for gross proceeds of $4,744,048 including costs of $680,952 for placement fee, lawyer fee, auditor fee and other cost related to the capital raise, and a prefunded warrant to purchase an aggregate of 515,000 shares of Common Stock, at a purchase price of $5.00 per share for gross proceeds of $2,575,000.

On June 30, 2020, we had cash of $16,230,269 and net working capital of $21,400,770, and at December 31, 2019, we had cash of $9,783,932 and net working capital of $17,155,126. On June 30, 2020, our net working capital has increased by $4,245,644 compared to December 31, 2019 primarily related to the increase in cash as a result of the private placement in May 2020.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guarantee credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $2,700,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,217 at June 30, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory, and equipment.

Cash Flows

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Cash provided (used) by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the six months ended June 30, 2020 was $1,229,936, representing an increase of $6,300,563 compared to cash used by operating activities of $5,070,627 for the six months ended June 30, 2019. The change in cash provided by operating activities for the six months ended June 30, 2020 was mainly due to reductions in Account receivable of $8,972,271 and Contract assets/liabilities (net) of $2,180,120, off-set by the decrease in Net Income (Loss) of $(2,353,792) and a decrease in Accounts payable of $4,860,284.

Net cash used in investing activities was $2,194,618 for the six months ended June 30, 2020 as compared to net cash used in investing activities of $327,559 for the six months ended June 30, 2019, representing an increase of $1,867,059. This increase was due primarily to the purchase of property and equipment related to the installation of new furnaces in Ballerup to increase production capacity.

Cash provided by financing activities was $7,302,077 for the six months ended June 30, 2020 as compared to net cash provided by financing activities of $14,799,350 for the six months ended June 30, 2019. This change of $7,497,273 was mainly due to net cash proceeds of $7,319,050 related to the capital raise in May 2020 compared to net proceeds of $14,807,938 from the capital raise in May 2019.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Subsequent Events

On July 8, 2020 the Company issued a total of 3,100 shares in connection with employees exercising options in relation to the stock option plan entered in 2015. The shares were issued at a share price of $2.96 and generated net proceeds of $9,176.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Quarterly Report. We have excluded the acquired company BS Plastic from the assessment of internal controls over financial reporting as of June 30, 2020 due to the limited time that the Company has been part of the LiqTech Group and an immaterial impact on the consolidated financial statements. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or override of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 30, 2020 for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2019 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2020 by improving competencies and processes. Further, an investment in a new ERP system has been made along with other supporting IT programs to support the controls and processes of the Company, are an important part of the remediation of the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

10.1	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.2	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: August 10, 2020	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2020	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)