Form 10-Q
period 2020-09-30
LIQTECH INTERNATIONAL INC
filed 2020-11-09
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 9, 2020, was 21,655,461 shares.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets:
Cash, cash equivalents and restricted cash	$14,492,549	$9,783,932
Accounts receivable, net of allowance for doubtful accounts of $154,089 and $612,434 at September 30, 2020 and December 31, 2019, respectively	3,636,765	6,272,760
Inventories, net of allowance for excess and obsolete inventory of $765,512 and $665,308 at September 30, 2020 and December 31, 2019, respectively	5,966,538	5,199,238
Contract assets	3,008,541	5,664,929
Prepaid expenses and other current assets	665,402	566,398

Total Current Assets	27,769,795	27,487,257

Long-Term Assets:
Property and Equipment, net of accumulated depreciations of $12,066,768 and $10,815,995 at September 30, 2020 and December 31, 2019, respectively	6,754,404	4,825,952
Operating lease right-of-use assets	4,817,875	5,053,614
Deposits and other assets	521,649	498,053
Intangible assets, net of accumulated depreciations of $229,335 and $141,282 at September 30, 2020 and December 31, 2019, respectively	456,922	488,716
Goodwill	247,864	236,131

Total Long-Term Assets	12,798,714	11,102,466

Total Assets	$40,568,509	$38,589,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,692,550	$4,339,070
Accrued expenses	4,988,842	3,222,951
Current portion of finance lease obligations	37,620	34,772
Current portion of operating lease liabilities	953,087	999,685
Current portion of contingent earn-out liability	-	299,585
Contract liabilities	1,427,618	1,421,376
Income taxes payable	15,394	14,692

Total Current Liabilities	9,115,111	10,332,131

Deferred tax liability	306,911	338,763
Finance lease obligations, net of current portion	152,476	172,273
Operating lease liabilities, net of current portion	4,028,986	4,141,855
Contingent earn-out liability, net of current portion	-	599,170

Total Long-term Liabilities	4,488,373	5,252,061

Total Liabilities	13,603,484	15,584,192

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock; par value $0.001, 25,000,000 shares authorized, 21,655,461 and 20,547,668 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	21,655	20,548
Additional paid-in capital	69,824,156	61,398,150
Accumulated deficit	(38,380,339)	(32,246,608)
Accumulated other comprehensive loss	(4,500,447)	(6,166,559)

Total Stockholders' Equity	26,965,025	23,005,531

Total Liabilities and Stockholders' Equity	$40,568,509	$38,589,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$3,543,730	$9,672,716	$18,467,057	$26,391,100
Cost of Goods Sold	3,852,210	7,444,978	15,641,998	20,613,172

Gross Profit	(308,480)	2,227,738	2,825,059	5,777,928

Operating Expenses:
Selling expenses	741,738	461,010	2,024,485	1,458,633
General and administrative expenses	1,526,327	1,353,428	4,585,857	3,161,855
Research and development expenses	256,239	189,216	883,752	591,572

Total Operating Expense	2,524,304	2,003,654	7,494,094	5,212,060

Income (Loss) from Operations	(2,832,784)	224,084	(4,669,035)	565,868

Other Income (Expense)
Gain on modification of earn-out liability	301,573	-	301,573	-
Interest and other income	8,164	28,736	12,901	54,186
Interest expense	(41,388)	(369)	(102,926)	(6,394)
Fair value adjustment of warrants	(664,350)	-	(901,250)	-
Gain (Loss) on currency transactions	(660,747)	403,432	(821,681)	244,872
Gain (Loss) on sale of fixed assets	-	474	-	(21,145)

Total Other Income (Expense)	(1,056,748)	432,273	(1,511,383)	271,519

Income (Loss) Before Income Taxes	(3,889,532)	656,357	(6,180,418)	837,387

Income Tax Provision (Benefit)	(16,113)	-	(46,687)	-

Net Income (Loss)	$(3,873,419)	$656,357	$(6,133,731)	$837,387

Basic Income (Loss) Per Share	$(0.18)	$0.03	$(0.29)	$0.04

Diluted Income (Loss) Per Share	$(0.18)	$0.03	$(0.29)	$0.04

Basic Weighted Average Common Shares Outstanding	21,653,514	20,547,667	21,059,251	19,350,533

Diluted Weighted Average Common Shares Outstanding	21,653,514	20,563,540	21,059,251	19,366,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE -LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Income (Loss)	(3,873,419)	656,357	(6,133,731)	837,387

Other Comprehensive Income - Currency Translation, Net	1,422,294	(1,014,265)	1,666,112	(846,970)

Total Comprehensive Loss	$(2,451,125)	$(357,908)	$(4,467,619)	$(9,583)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended September 30, 2020 and September 30, 2019

					Accumulated Other
			Additional		Compre-
	Common Stock		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common shares issued in settlement of RSUs for services by the board of directors	8,212	8	44,992			45,000

Stock based compensation			96,222			96,222

Currency translation, net					(495,959)	(495,959)

Net Income				303,499		303,499

BALANCE, March 31, 2020	20,555,880	20,556	61,539,364	(31,943,109)	(6,662,518)	22,954,293

Common shares issued in settlement of RSUs for services by the board of directors	8,333	8	(8)			-

Common shares issued for cash at $5.00 per share, net of offering cost of $680,952, May 2020	1,085,000	1,085	4,742,963			4,744,048

Stock based compensation			82,335			82,335

Currency translation, net					739,777	739,777

Net Loss				(2,563,811)		(2,563,811)

BALANCE, June 30, 2020	21,649,213	21,649	66,364,654	(34,506,920)	(5,922,741)	25,956,642

Prefunded warrants, 515,000, transferred to equity upon modification in August 2020			3,476,250			3,476,250

Additional offering cost of $81,923, related to the capital raise in May 2020			(81,923)			(81,923)

Exercise of stock options	6,248	6	18,494			18,500

Stock based compensation			46,681			46,681

Currency translation, net					1,422,294	1,422,294

Net Loss				(3,873,419)		(3,873,419)

BALANCE, September 30, 2020	21,655,461	21,655	69,824,156	(38,380,339)	(4,500,447)	26,965,025

BALANCE, December 31, 2018	18,228,887	18,229	46,552,487	(32,286,224)	(5,744,856)	8,539,636

Common shares issued in settlement of RSUs for services by the board of directors	28,993	29	112,471			112,500

Stock based compensation			15,944			15,944

Exercise of stock options	45,000	45	133,155			133,200

Currency translation, net					(213,922)	(213,922)

Net Income				34,244		34,244

BALANCE, March 31, 2019	18,302,880	18,303	46,814,057	(32,251,980)	(5,958,778)	8,621,602

Stock based compensation			23,167			23,167

Exercise of warrants	28,887	29	(29)			-

Common shares issued for cash at $7.25 per share, net of offering cost of $1,390,262, May 2019	2,215,862	2,216	14,672,522			14,674,738

Rounding shares in connection with reverse stock split	39

Currency translation, net					381,217	381,217

Net Income				146,786		146,786

BALANCE, June 30, 2019	20,547,668	20,548	61,509,717	(32,105,194)	(5,577,561)	23,847,510

Stock based compensation			23,167			23,167

Additional offering costs of $73,184, related to the capital raise in May 2019			(73,184)			(73,184)

Currency translation, net					(1,014,265)	(1,014,265)

Net Income				656,357		656,357

BALANCE, September 30, 2019	20,547,668	20,548	61,459,700	(31,448,837)	(6,591,826)	23,439,585

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(6,133,731)	$837,387
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	2,019,147	852,705
Stock-based compensation	270,238	174,778
Change in fair value of warrant liability	901,250	-
Gain on modification of earn-out liability	(301,573)	-
Change in deferred tax asset / liability	(46,687)	-
Changes in assets and liabilities:
Accounts receivable	2,635,995	(4,652,294)
Inventory	(767,300)	(430,776)
Contract assets	2,656,388	(2,610,493)
Deposits	-	(2,138,406)
Prepaid expenses and other current assets	(82,756)	(104,928)
Accounts payable	(2,646,520)	1,481,881
Accrued expenses	1,451,421	1,769,893
Operating lease liabilities	(565,209)	(347,747)
Contract liabilities	6,242	649,349

Total Adjustments	5,530,636	(5,356,038)

Net Cash (used in) Operating Activities	(603,095)	(4,518,651)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,904,169)	(510,403)
Purchase of other intangible assets	(23,932)	23,700
Net cash paid for acquisition	(301,573)	(1,154,902)

Net Cash used in Investing Activities	(3,229,674)	(1,641,605)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(26,120)	(13,789)
Proceeds from exercise of stock options	18,500	133,200
Proceeds from issuance of prefunded warrants	2,575,000	-
Proceeds from issuance of common stock, net	4,662,125	14,601,554

Net Cash provided by Financing Activities	7,229,505	14,720,965

Gain on Currency Translation	1,311,881	(700,412)

Net change in Cash, Cash Equivalents and Restricted Cash	4,708,617	7,860,297

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	9,783,932	3,776,111

Cash, Cash Equivalents and Restricted Cash at End of Period	$14,492,549	$11,636,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$83,014	$4,909
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted.

Management has analyzed the impact of the Coronavirus pandemic ("COVID-19") on its financial statements as of September 30, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

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

LiqTech Holding A/S (formerly known as LiqTech International A/S), a Danish corporation, incorporated on January 15, 2000 (“LiqTech Holding”), a 100% owned subsidiary of LiqTech USA, handling all joint group activities such as management, marketing, finance, IT etc.

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

LiqTech Ceramics A/S, a Danish corporation (“LiqTech Ceramics”), incorporated on December 20, 2019, engaged in the development, design, application, marketing and sales of membranes, ceramic diesel particulate and liquid filters, and catalytic converters in Europe, Asia and South America.

LiqTech Water Projects A/S, a Danish corporation (“LiqTech Water Projects”), incorporated on July 28, 2020 that is a dormant company without activity.

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

Reclassification – Certain amounts presented in previous issued financial statements have been reclassified to be consistent with the presentation in the current period. In the statement of operations and comprehensive (loss), the Company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification. Further contingent earn-out liability has been reclassified to accrued expenses considering an amendment to the original earn-out agreement from 2019 has changed the contingent liability to a fixed-amount liability.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics and LiqTech Water Projects is the Danish Krone (“DKK”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the nine months ended September 30, 2020 and 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Significant events -- In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid- March, we elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, most of our employees were working remotely during the shutdown. Since the beginning of May, the businesses in Denmark have been opening up as the effect of COVID-19 has largely been constrained and the number of infections and fatalities decreased significantly. However, we now again see the number of infected people and fatalities increase all over the world, and tightening restrictions are again introduced in many countries. Since the start of September, we have again introduced limitations in the number of employees working directly on the production sites, and all employees who can work from home, is encouraged to do so.

We are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, and our compliance with the measures implemented to avoid the spread of the virus did have a material adverse impact on our financial results for the second and third quarter of 2020. We have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of reduced order intake and decreased manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products and transportation restrictions, especially if it results in a prolonged global recession.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2020, and December 31, 2019, the Company held $1,515,632 and $2,714,173, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts on September 30, 2020 and December 31, 2019.

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

The roll-forward of the allowance for doubtful accounts for the period ended September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Allowance for doubtful accounts at the beginning of the period	$612,434	$971,772
Bad debt expense	334	25,044
Receivables written off during the periods	(468,728)	(362,244)
Effect of currency translation	10,048	(22,138)
Allowance for doubtful accounts at the end of the period	$154,089	$612,434

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

Contracts Assets – Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract assets are transferred to receivables when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract assets also includes unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance of the water treatment unit by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Further included in Contract Assets are short-term receivables such as VAT and other receivables.

Leases -- In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease accounting may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease costs for lease payments will be recognized on a straight-line basis over the lease term. The Company’s adoption of Topic 842 did not materially impact its results of operation.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to ten years. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods of five years.

The Company evaluates the recoverability of long-lived assets by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses over the expected remaining useful life of the related asset. A shortfall in these estimated operating cash flows could result in an impairment charge in the future.

Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, using primarily expected category expansion, pricing, market segment fundamentals, and general economic conditions.

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

The Company sells products throughout the world; sales by geographical region are as follows for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
United States and Canada	$122,135	$701,194	$556,097	$1,389,423
Australia	118,089	139,451	222,050	354,965
South America	(1,972)	-	20,967	-
Asia	358,430	2,962,521	2,684,474	5,135,327
Europe	2,947,048	5,869,550	14,983,469	19,511,385
	$3,543,730	$9,672,716	$18,467,057	$26,391,100

 The Company’s sales by product line are as follows for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Liquid filters and systems	$1,899,160	$7,920,745	$12,431,157	$21,414,214
Diesel particulate filters	1,009,545	1,330,337	3,730,302	4,320,839
Plastic components	503,297	284,486	1,847,092	284,486
Development projects	131,728	137,148	458,506	371,561
	$3,543,730	$9,672,716	$18,467,057	$26,391,100

For membranes, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the products transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts are recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control based upon signed acceptance of the system by the customer, which typically occurs upon shipment of the system in accordance with the terms of the contract. In connection with the system sale, it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Contract assets.

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

Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract assets are transferred to receivables when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract liabilities are payments received from customers prior to satisfaction of performance obligations, and these balances are typically related to prepayments for third-party expenses that are incurred shortly after billing. Contract liabilities also include deferred revenue related to the second performance obligation stated under Revenue Recognition, where the obligation is attributed to the commissioning of the water treatment system.

The roll-forward of Contract assets / liabilities for the period ended September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Cost incurred	$3,563,346	$3,960,199
Unbilled project deliveries	1,365,926	1,971,106
VAT	180,252	862,368
Other receivables	120,227	58,397
Prepayments	(2,552,113)	(1,732,231)
Deferred Revenue	(1,096,715)	(876,286)
	$1,580,923	$4,243,553

Distributed as follows:
Contract assets	$3,008,541	$5,664,929
Contract liabilities	(1,427,618)	(1,421,376)
	$1,580,923	$4,243,553

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs amounted to $82,545 and $80,630 for the nine months ended September 30, 2020 and 2019, respectively. Total advertising costs for the three months´ period ended September 30, 2020 and 2019 respectively, were $20,522 and $8,280.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the nine months ended September 30, 2020 and 2019 were $883,752 and $591,572, respectively, of research and development costs. For the three months period ended September 30, 2020 and 2019, research and development costs were $256,239 and $189,216, respectively.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach in accounting for income taxes.

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

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $270,238 and $174,778 have been recognized for the vesting of options and stock awards granted to Directors, management and certain key employees for the nine months ended September 30, 2020 and 2019, respectively. For the three months´ period ended September 30, 2020 and 2019, stock-based compensation was $46,681 and $23,167 respectively.

Warrant Liability -- The Company issued common stock warrants in May 2020 in conjunction with an equity financing. In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants was initially classified as a liability on the Company’s Consolidated Balance Sheet because, according to the original terms of the warrant, a fundamental transaction could have given rise to an obligation of the Company to pay cash to its warrant holders, which was out of the control of the Company. On August 12, 2020 the terms of the prefunded warrant were amened and the potential obligation of the Company to pay cash to its warrant holders were removed. From the date of the execution of the amended warrant, it qualifies as an equity instrument and the liability measured at fair value on August 12, 2020 of $3,476,250 has been reclassified to the Company´s Equity. Corresponding changes in the fair value measurement of the warrants are recognized in earnings on the Company’s Consolidated Statement of Operations in each subsequent period.

Fair Value of Financial Instruments -- The Company accounts for fair value measurements for financial assets and liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable; allowance for doubtful accounts; contract assets; reserve for excess and obsolete inventory; depreciation and impairment of property, plant and equipment; goodwill and intangible assets; liabilities including contract liabilities and contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; warrant liability; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact on its financial statements.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended September 30, 2020, the Company has recorded $1,515,632 as Restricted cash, $12,976,917 as Unrestricted cash, and a total of $14,492,549 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2019, the amounts were $2,714,173 in Restricted cash and $7,069,759 in Unrestricted cash.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables and trade receivables. Under this new model, expected credit losses are based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the previous incurred loss model. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted ASU 2016-13 effective January 1, 2020 and concluded there was no material impact to the condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following on September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Furnace parts and supplies	$906,503	$621,991
Raw materials	2,211,687	2,125,921
Work in process	2,653,085	1,624,499
Finished goods and filtration systems	960,775	1,492,135
Reserve for obsolescence	(765,512)	(665,308)
Net Inventory	$5,966,538	$5,199,238

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

During the nine months ended September 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $799,737, and the Company recorded operating lease expense of $881,641.

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 was as follows

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use	$4,817,875	$5,053,614

Operating lease liabilities – current	$953,087	$999,685
Operating lease liabilities – long-term	4,028,986	4,141,855
Total operating lease liabilities	$4,982,073	$5,141,540

Finance leases:
Property and equipment, at cost	$1,429,958	$1,362,272
Accumulated depreciation	(1,243,193)	(1,156,145)
Property and equipment, net	$186,765	$206,127

Finance lease liabilities - current	$37,620	$34,772
Finance lease liabilities – long-term	152,476	172,273
Total finance lease liabilities	$190,096	$207,045

Weighted average remaining lease term:
Operating leases	10.2	10.2
Finance leases	4.8	5.5

Weighted average discount rate:
Operating leases	6.3%	6.4%
Finance leases	3.9%	3.9%

Maturities of lease liabilities at September 30, 2020 were as follows:

	Operating lease	Finance lease
2020 (remaining 3 months)	$275,960	$11,098
2021	930,047	44,391
2022	847,876	42,745
2023	801,928	37,893
2024	642,760	38,882
Thereafter	3,182,473	34,166
Total payment under lease agreements	6,681,044	209,175
Less imputed interest	(1,698,971)	(19,079)
Total lease liability	$4,982,073	$190,096

 NOTE 4 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $1,500,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,878 at September 30, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Water such as receivables, inventory, and equipment.

NOTE 5 - AGREEMENTS AND COMMITMENTS

Agreements -- LiqTech Water Projects has entered into a joint venture agreement to supply and operate water treatment systems for oil and gas producers in the Middle East. The partner in the joint venture is a local company. LiqTech Water Projects expects to deliver technological know-how, design of water treatment systems and components to support potential projects in the Middle East. The joint venture will be established in the form of a jointly owned limited liability company, incorporated under the laws in the local country, and LiqTech Water Projects holds 49% of the shares. All profits of the company are to be allocated proportional to the ownership share and none of the parties are liable for the company’s liabilities towards third parties.

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the nine months ended September 30, 2020 and 2019, matching contributions were expensed and totaled $10,844 and $8,684, respectively. For the three months´ period ended September 30, 2020 and 2019, matching contributions expensed totaled $3,860 and $3,007 respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech Holding contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an agreement from 2016 had not been respected. The Company has contested the claim due to lack of evidence to support the claim. No provision has been made as of September 30, 2020, as the Company believes that it has valid supporting defenses and does not expect the claim to materialize in any payments to the former supplier.

On February 27, 2019, LiqTech Water was contacted by a former supplier alleging that the Company owed DKK 543,905 ($83,400) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered, and the claim was rejected by a court of law in 2018. Due to the nature of the new claim and the previous ruling from the court of law, no provision has been made as of September 30, 2020.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Balance at December 31	$813,288	$432,225
Warranty costs charged to cost of goods sold	326,740	707,079
Utilization charges against reserve	(130,129)	(315,556)
Release of accrual related to expired warranties	-	-
Foreign currency effect	48,818	(10,460)
Balance at September 30	$1,058,717	$813,288

 Purchase Obligation - The Company has a purchase obligation to the supplier of new furnaces for our production facility in Ballerup for which the Company has received three units while the last unit will be delivered in late 2020. The total obligation amounts to $3.8 million and the Company has entered into a leasing agreement with a bank to partly finance the purchase. The lease agreement will commence upon the receipt of all furnaces covered by the purchase contract. The Company has no right to cancel the order.

 NOTE 6 - EARNINGS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options and warrants have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following data show the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive common stock for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Net Income (Loss) attributable to LiqTech International Inc.	$(6,133,731)	$837,387
Weighted average number of common shares used in basic earnings per share	21,059,251	19,350,533
Effect of dilutive securities, stock options, RSUs, and warrants	-	16,012
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	21,059,251	19,366,545

For the nine months ended September 30, 2020, the Company had 144,966 stock grants outstanding to issue common stock (RSUs). Further, the Company had 515,000 prefunded warrants outstanding to issue common stock.

For the nine months ended September 30, 2019, the Company had 49,878 stock grants outstanding to issue common stock (RSUs). Further, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock – As of September 30, 2020 and 2019, respectively the Company had 25,000,000 authorized shares of common stock, $0.001 par value. As of September 30, 2020 and 2019, respectively, there were 21,655,461 and 20,547,668 common shares issued and outstanding.

Voting -- Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends -- Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available. Our Board of Directors has not declared and paid dividends in the past and there are no plans to do so in the near future.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of September 30, 2020, and 2019 there were no mandatory convertible preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2020, the Company has made the following issuances of common stock:

On January 15, 2020, the Company issued 8,212 shares of restricted stock valued at $45,000 for services provided by the Board of Directors. The Company will recognize the stock-based compensation of the award over the requisite service period. The shares vested immediately.

On May 21, 2020, the Company completed a Securities Purchase Agreement with certain accredited investors in a private placement pursuant to which the Company issued and sold an aggregate of 1,085,000 shares of common stock, par value $0.001 per share, at a purchase price of $5.00 per share for gross proceeds of $4,662,127 including costs of $762,875 for placement fees, lawyer fees, auditor fees and other costs related to the capital raise, and a prefunded warrant to purchase an aggregate of 515,000 shares of Common Stock, at a purchase price of $5.00 per share, for gross proceeds of $2,575,000.

On June 6, 2020, the Company issued 8,333 shares of restricted stock valued at $69,333 for services provided by the Board of Directors. The Company will recognize the stock-based compensation of the award over the requisite service period. The shares vested immediately.

On July 8 and August 18, 2020, the Company issued a total of 6,248 shares in connection with employees exercising stock options granted under the 2015 Stock Options Plan (the "2015 Plan"). The shares were issued at a share price of $2.96 and generated net proceeds of $18,500.

For the nine months ended September 30, 2020 and 2019, the Company has recorded stock-based compensation expense of $270,238 and $174,778, respectively.

Warrants

In connection with the Securities Purchase Agreement entered into in May 2020, a prefunded warrant (“the Warrant”) to purchase an aggregate of 515,000 shares of Common Stock at a purchase price of $5.00 per share was issued.  Subject to certain beneficial ownership limitations, the Warrant is immediately exercisable and may be exercised for no additional consideration. The Warrant does not expire. A holder of the Warrant will not have the right to exercise any portion of the Warrant if the holder, together with Affiliates and Attribution Parties (as such terms are defined in the Warrant), would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. Upon notice from the holder to the Company, however, the holder may decrease or increase the beneficial ownership limitation (but not above 9.99% of the number of shares of Common Stock outstanding).

On August 12, 2020 the prefunded warrant was amended. In the initial warrant, the warrant holder could request that the Company should repay the value of the unexercised portion of warrants in case a fundamental transaction should occur. The amended agreement required the fundamental transaction to be approved by the Board of Directors before any repayment could take place. This amendment changed the classification of the agreement from a liability to equity, and the following is a summary of the periodic changes in the fair value during the nine months ended September 30, 2020:

September 30, 2020
Warrants outstanding January 1, 2020	-
Prefunded warrants issued May 2020	515,000
Exercises and conversions	-
Warrants outstanding September 30, 2020	515,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant shares (Restricted Stock Units, or “RSUs”) to officers and directors of the Company. At September 30, 2020, 144,966 shares were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: (i) an initial grant of 25,000 shares of common stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $30,000 in shares of common stock per annum after full vesting of the initial grant. Further the Company has granted shares to management for 2020 as part of the Incentive Plan, totaling 92,081 shares that vest over a three-year period.

The Company recognizes compensation costs for stock grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to share grants of $270,238 and $174,778 for the nine months ended September 30, 2020 and 2019, respectively. For the three months’ period ended September 30, 2020 and 2019 respectively, the stock-based compensation related to share grants was $46,681 and $23,167. On September 30, 2020, the Company had $546,319 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSU's outstanding as of September 30, 2020 and changes during the period are presented below:

	September 30, 2020
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2019	133,747	$5.47	$50,824
Granted	44,430	5.92	-
Vested and settled with share issuance	(33,211)	4.15	-
Forfeited	-	-	-
Outstanding, September 30, 2020	144,966	$5.91	$304,714

Stock Options

In August 2015, the Company’s Board of Directors adopted the 2015 Plan. Under the terms and conditions of the 2015 Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At September 30, 2020, no options were granted and outstanding under the 2015 Plan.

The Company recognizes compensation costs for stock option awards to employees based on the grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company recognized stock-based compensation expense related to options of $0 for the nine months ended September 30, 2020 and 2019. On September 30, 2020, the Company had $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding under the Company’s stock option plans on September 30, 2020 is presented below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$-	-	-	$-	-	$-
Total	-	-	$-	-	$-

 A summary of the status of the options on September 30, 2020 and changes during the period is presented below:

	September 30, 2020
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	25,000	$2.96	0.62	$72,250
Granted	-	-	-	-
Exercised	(6,250)	2.96	-	-
Forfeited	-	-	-	-
Expired	(18,750)	-	-	-
Outstanding at end of period	-	$-	-	$0
Vested and expected to vest	-	$-	-	$0
Exercisable end of period	-	$-	-	$0

NOTE 8 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Customer A	23%	34%	27%	31%
Customer B	20%	*	11%	*
Customer C	*	*	*	20%
Customer D	*	28%	*	17%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivables:

	September 30, 2020	December 31, 2019
Customer A	32%	39%
Customer B	15%	15%
Customer D	10%	*
Customer E	*	17%

* Zero or less than 10%

As of September 30, 2020, approximately 98% and 2% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2019, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 9 - SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 9, 2020.

On November 3, 2020, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 25,000,000 shares to 100,000,000 shares following approval by the Company’s shareholders at the annual meeting held on October 29, 2020.

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

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art products for gas and liquid purification by manufacturing ceramic silicon carbide filters. For more than a decade, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration, diesel particulate filters (DPFs) for the control of soot exhaust particles from diesel engines and plastic components for usage in various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in Denmark and the United States and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark and the United States.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech Holding A/S (formerly known as LiqTech International A/S), a Danish limited company organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Holding”), together with its direct wholly-owned subsidiaries LiqTech Water A/S (formerly known as LiqTech Systems A/S) (“LiqTech Water”), LiqTech Ceramics A/S (“LiqTech Ceramics”) and LiqTech Plastics A/S (formerly known as BS Plastic A/S) (“LiqTech Plastics”), three Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark and LiqTech NA, Inc., a Delaware corporation (“LiqTech NA”). Collectively, LiqTech USA, LiqTech Holding, LiqTech Water, LiqTech Ceramics, LiqTech Plastics and LiqTech NA are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark and the United States. Our Danish operations are located in the Copenhagen area, Hobro and Aarhus, and our U.S. operations are conducted in White Bear Lake, Minnesota.

As part of our cost reduction plan and due to several years of declining activity, we have decided to start the process of closing down operations in LiqTech NA.

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

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table sets forth our revenues, expenses and net income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
					Period to Period Change
	2020	As a % of Sales	2019	As a % of Sales	US$	Percent %
Revenue	3,543,730	100.0%	9,672,716	100.0%	(6,128,986)	(63.4)%
Cost of Goods Sold	3,852,210	108.7	7,444,978	77.0	(3,592,768)	(48.3)
Gross Profit	(308,480)	(8.7)	2,227,738	23.0	(2,536,218)	(113.8)

Operating Expenses
Selling expenses	741,738	20.9	461,010	4.8	280,728	60.9
General and administrative expenses	1,526,327	43.1	1,353,428	14.0	172,899	12.8
Research and development expenses	256,239	7.2	189,216	2.0	67,023	35.4
Total Operating Expenses	2,524,304	71.2	2,003,654	20.7	520,650	26.0

Profit (Loss) from Operation	(2,832,784)	(79.9)	224,084	2.3	(3,056,868)	(1,364.2)

Other Income (Expense)
Gain on modification of earn-out liability	301,573	8.5	-	-	301,573	-
Interest and other income	8,164	0.2	28,736	0.3	(20,572)	(71.6)
Interest expense	(41,388)	(1.2)	(369)	(0.0)	(41,019)	11,116.3
Fair value adjustment of warrants	(664,350)	(18.7)	-	-	(664,350)	-
Gain (loss) on currency transactions	(660,747)	(18.6)	403,432	4.2	(1,064,179)	(263.8)
Gain (loss) on sale of fixed assets	-	-	474	0.0	(474)	(100.0)
Total Other Income (Expense)	(1,056,748)	(29.8)	432,273	4.5	(1,489,021)	(344.5)

Profit (loss) Before Income Taxes	(3,889,532)	(109.8)	656,357	6.8	(4,545,889)	(692.6)
Income Taxes Expense (Income)	(16,113)	(0.5)	-	-	(16,113)	-

Net Profit (loss)	(3,873,419)	(109.3)	656,357	6.8	(4,529,776)	(690.1)

Revenues

Revenue for the three months ended September 30, 2020 was $3,543,730 compared to $9,672,716 for the same period in 2019, representing a decrease of $6,128,986, or 63%. The change in revenue consists of a decrease in sales of liquid filters of $6,021,586 and in sales of DPFs of $320,792, offset by an increase in sales of plastics of $218,811. The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the COVID-19 virus that has caused a significant decrease in new orders since the start of 2020. The demand for our DPFs  also decreased in the period, but we see increased interest in environmental solutions to reduce global CO2-emissions, and received new orders in the third quarter of 2020. The increase in sales of plastic components is related to the business acquired in September 2019.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $(308,480) compared to $2,227,738 for the same period in 2019, representing a decrease of $2,536,218 or 114%. The decrease in gross profit is due to the decline in sales of liquid filters and water treatment systems where sales command a higher gross margin. This resulted in the gross profit being negatively impacted by costs related to decisions made prior to the impact of COVID-19, as the Company had decided to ramp-up investments in additional employees, improvement of the business facilities and other fixed costs that are now included in Cost of Goods sold. Further the initial effect of closing our activities in North America has resulted in a write-off of inventory in the amount of $170,000, which has been expensed in the period. Included in the gross profit is depreciation of $476,705 and $298,576 for the three months ended September 30, 2020 and 2019, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2020 were $2,524,304, representing an increase of $520,650, or 26%, compared to $2,003,654 for the same period in 2019.

Selling expenses for the three months ended September 30, 2020 were $741,738 compared to $461,010 for the same period in 2019, representing an increase of $280,728 or 61%. This change is attributable to the pre COVID-19 decision of adding new sales employees to grow future sales and the average of sales employees has therefore increased from 9 in 2019 to 12 in 2020. Other expenses related to the update of the Company’s website and other marketing materials have also resulted in increased selling expenses.

General and administrative expenses for the three months ended September 30, 2020 were $1,526,327 compared to $1,353,428 for the same period in 2019, representing an increase of $172,899, or 13%. Included in expenses for the three months ended September 30, 2020 is an estimated write-off of $200,000 related to the valuation of the remaining fixed assets in LiqTech NA. Further, the increase in expenses is attributable to the addition of administrative employees, where the number of employees increased from 17 in 2019 to 20 in 2020. The increase in the number of employees also created additional IT and office costs. As part of the cost reductions implemented after the impact of the COVID-19, several employees have exited as of September 30, 2020. Included in general and administrative expenses is non-cash compensation expenses of $46,681 and $23,167 for the three months ended September 30, 2020 and September 30, 2019, respectively, representing an increase of $23,514, or 101%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2020	2019
Compensation for vesting of restricted stock awards issued to the Board of Directors	$5,014	$23,167
Compensation for vesting of restricted stock awards issued to management	41,667	-
Total Non-Cash Compensation	$46,681	$23,167

Research and development expenses for the three months ended September 30, 2020 were $256,239 compared to $189,216 for the same period in 2019, representing an increase of $67,023, or 35%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry.

Other Income (Loss)

Net other income (loss) for the three months ended September 30, 2020 was $(1,056,748) compared to $432,273 for the comparable period in 2019, representing a decrease of $1,489,021. Included in the net expenses for the three months ended September 30, 2020 is the negative effect of $664,350 resulting from the fair value measurement of the prefunded warrants issued in May 2020. The agreement was changed in August 2020 resulting in a reclassification of the warrant from debt to an equity instrument that does not require fair value measurement. Additionally, losses on currency translations due to the negative impact of the USD/DKK exchange rate has impacted Net other income (loss) for the period, resulting in an expense of $660,747 compared to income of $403,432 in the comparable period and representing a decrease of $1,064,179, or 264%. Further Net income (loss) is positively affected by $301,573 relating to the gain on modification of the earn-out agreement with the former owner of BS Plastic A/S, where the former owner has agreed to reduce the earn-out consideration from a total of DKK 6 million over three years to a fixed earn-out of DKK 4 million over a period of two years.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2020 was $(3,873,419) compared to $656,357 for the comparable period in 2019, representing a decrease of $4,529,776.

This change was primarily attributable to the significant decrease in revenue and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production that was negatively impacted by COVID-19. Additionally, the fair value measurement associated with the warrant liability and the negative adjustment caused by currency translation as described above further widened the net loss for the period ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

The following table sets forth our revenues, expenses and net income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
					Period to Period Change
	2020	As a % of Sales	2019	As a % of Sales	$	Percent %
Revenue	18,467,057	100.0%	26,391,100	100.0%	(7,924,043)	(30.0)%
Cost of Goods Sold	15,641,998	84.7	20,613,172	78.1	(4,971,174)	(24.1)
Gross Profit	2,825,059	15.3	5,777,928	21.9	(2,952,869)	(51.1)

Operating Expenses
Selling expenses	2,024,485	11.0	1,458,633	5.5	565,852	38.8
General and administrative expenses	4,585,857	24.8	3,161,855	12.0	1,424,002	45.0
Research and development expenses	883,752	4.8	591,572	2.2	292,180	49.4
Total Operating Expenses	7,494,094	40.6	5,212,060	19.7	2,282,034	43.8

Profit (Loss) from Operations	(4,669,035)	(25.3)	565,868	2.1	(5,234,903)	(925.1)

Other Income (Expense)
Gain on modification of the earn-out agreement	301,573	1.6	-	-	301,573	-
Interest and other income	12,901	0.1	54,186	0.2	(41,285)	(76.2)
Interest (expense)	(102,926)	(0.6)	(6,394)	(0.0)	(96,532)	1,509.7
Fair value adjustment of warrants	(901,250)	(4.9)	-	-	(901,250)	-
Loss on currency transactions	(821,681)	(4.4)	244,872	(0.9)	(1,066,553)	(435.6)
Gain (loss) on sale of fixed assets	-	-	(21,145)	(0.1)	21,145	(100.0)
Total Other Income (Expense)	(1,511,383)	(8.2)	271,519	1.0	(1,782,902)	(656.6)

Profit (Loss) Before Income Taxes	(6,180,418)	(33.5)	837,387	3.2	(7,017,805)	(838.1)
Income Taxes Expense (Income)	(46,687)	(0.3)	-	-	(46,687)	-

Net Profit (Loss)	(6,133,731)	(33.2)	837,387	3.2	(6,971,118)	(832.5)

Revenues

Revenue for the nine months ended September 30, 2020 was $18,467,057 compared to $26,391,100 for the same period in 2019, representing a decrease of $7,924,043 or 30%. The change in revenue consists of a decrease in sales of liquid filters and water treatment systems of $8,983,058 and a decrease of sales in DPFs of $590,537, offset by an increase in sales of plastics of $1,562,606 and an increase in sales of development projects of $86,946. The increase in sales of plastic components is related to the business acquired in September 2019. The decrease in demand for our liquid filters, water treatment systems and DPFs is mainly due to impacts of the ongoing COVID-19 pandemic, which have resulted in significant restrictions and business limitations across the globe, causing a significant decline in delivery of water treatment systems for the marine scrubber industry.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $2,825,059 compared to gross profit of $5,777,928 for the same period in 2019, representing a decrease of $2,952,869, or 51%. The decrease in gross profit is due to the decline in sales of liquid filters and water treatment systems, where sales command a higher gross margin. Included in the gross profit is depreciation of $1,384,344 and $724,205 for the nine months ended September 30, 2020 and 2019, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2020 were $7,494,094, representing an increase of $2,282,034, or 44%, compared to $5,212,060 for the same period in 2019.

Selling expenses for the nine months ended September 30, 2020 were $2,024,485 compared to $1,458,633 for the same period in 2019, representing an increase of $565,852, or 39%. This change is attributable to the addition of new sales employees from an average of 9 in 2019 to an average of 12 in 2020.

General and administrative expenses for the nine months ended September 30, 2020 were $4,585,857 compared to $3,161,855 for the same period in 2019, representing an increase of $1,424,002, or 45%. Included in expenses for the nine months ended September 30, 2020 is an estimated write-off of $200,000 related to the valuation of the remaining fixed assets in LiqTech North America. Further the increase is attributable to the addition of administrative employees, where the number of employees increased from 13 in 2019 to 23 in 2020. The increase in the number of employees also created additional IT and office costs. Included in general and administrative expenses is Non-cash compensation expenses that were $270,238 and $174,778 for the nine months ended September 30, 2020 and September 30, 2019, respectively, representing an increase of $95,458, or 55%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
Compensation for vesting of restricted stock awards issued to the Board of Directors	$131,349	$174,778
Compensation for vesting of restricted stock awards issued to management	138,889	-
Total Non-Cash Compensation	$270,238	$174,778

Research and development expenses for the nine months ended September 30, 2020 were $883,752 compared to $591,572 for the same period in 2019, representing an increase of $292,180, or 49%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry.

Other Income (Loss)

Net other income (loss) for the nine months ended September 30, 2020 was $(1,511,383) compared to $271,519 for the comparable period in 2019, representing a decrease of $1,782,902. Included in the net other expenses for the nine months ended September 30, 2020 is the negative effect of $901,250 resulting from the fair value measurement of the prefunded warrants issued in May 2020. Additionally, losses on currency translations due to the negative impact of the USD/DKK exchange rate has impacted Net other income (loss) for the period resulting in an expense of $821,681 compared to income of $244,872 in the comparable period, representing a decrease of $1,066,553. Further, Net income (loss) is positively affected by $301,573 relating to the gain on modification of the earn-out agreement with the former owner of BS Plastic A/S, where the former owner has agreed to reduce the earn-out consideration from a total of DKK 6 million over three years to a fixed earn-out of DKK 4 million over a period of two years.

Net Income (Loss)

Net income (loss) for the nine months ended September 30, 2020 was $(6,133,731) compared to $837,387 for the comparable period in 2019, representing a decrease of $6,971,118.

This change was primarily attributable to the significant decrease in revenue and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production. Further losses on currency translations due to the negative impact of the USD/DKK exchange rate and the negative fair value adjustment of $901,250 related to the prefunded warrant liability have widened the Net Loss for the period.

Liquidity and Capital Resources

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who must work at our production facilities. Otherwise, most of our employees worked remotely during the shutdown. Since the beginning of May, businesses in Denmark began opening up as the effect of COVID-19 had largely been contained and the number of infections and fatalities decreased significantly. However, we now again see the number of infected people and fatalities increasing all over the world and tight restrictions are again being introduced in many countries. Since the start of September, we have again introduced limitations in the number of employees working directly at our production sites. All employees who can work from home are encouraged to do so.

We are unable to predict the full impact that COVID-19 will have on our long-term financial condition, the results of operations, liquidity and cash flows due to uncertainties. Our compliance with the measures implemented to avoid the spread of the virus have had a material adverse impact on our financial results for the second and third quarters of 2020. To the extent possible, we have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for at least the next 12 months from the issuance of this quarterly report. In addition, as a result of the reduced order intake and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products, especially if it results in a global recession. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products.

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

Additionally, on May 21, 2020, the Company completed a private placement with certain accredited investors pursuant to which the Company issued and sold an aggregate of 1,085,000 shares of common stock, par value $0.001 per share, at a purchase price of $5.00 per share for gross proceeds of $4,662,125, including costs of $762,875 for placement fees, legal fees, auditor fees and other cost related to the capital raise, and a prefunded warrant to purchase an aggregate of 515,000 shares of Common Stock, at a purchase price of $5.00 per share, for gross proceeds of $2,575,000.

On September 30, 2020, we had cash of $14,492,549 and net working capital of $18,654,526, and at December 31, 2019, we had cash of $9,783,932 and net working capital of $17,155,126. On September 30, 2020, our net working capital has increased by $1,499,400 compared to December 31, 2019 primarily related to the increase in cash as a result of the private placement in May 2020.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guarantee credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $1,500,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,878 at September 30, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory, and equipment.

Cash Flows

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Cash provided (used) by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the nine months ended September 30, 2020 was $603,095, representing an increase of $3,915,556 compared to cash used by operating activities of $4,518,651 for the nine months ended September 30, 2019. The change in cash used by operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 was mainly due to reductions in Accounts receivable of $7,288,289 and Contract assets/liabilities (net) of $4,623,774, off-set by the decrease in Net Income (Loss) of $6,971,118 and a decrease in Accounts payable of $4,128,401.

Net cash used in investing activities was $3,229,674 for the nine months ended September 30, 2020 as compared to net cash used in investing activities of $1,641,605 for the nine months ended September 30, 2019, representing an increase of $1,588,069. This increase was due primarily to the purchase of property and equipment related to the installation of new furnaces in Ballerup to increase production capacity. Further, the Company has paid the first earn-out installment ($301,573) related to the purchase of LiqTech Plastics (former known as BS Plastic).

Cash provided by financing activities was $7,229,505 for the nine months ended September 30, 2020 as compared to net cash provided by financing activities of $14,720,965 for the nine months ended September 30, 2019. This change of $7,491,460 was mainly due to net cash proceeds of $7,237,125 related to the capital raise in May 2020 compared to net proceeds of $14,601,554 from the capital raise in May 2019.

Off Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Subsequent Events

The Company’s management reviewed material events through November 9, 2020.

On November 3, 2020, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 25,000,000 shares to 100,000,000 shares following approval by the Company’s shareholders at the annual meeting held on October 29, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Quarterly Report. We have excluded the acquired company LiqTech Plastics (formerly known as BS Plastic) from the assessment of internal controls over financial reporting as of September 30, 2020 due to the limited time that the Company has been part of the LiqTech Group and an immaterial impact on the consolidated financial statements. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or override of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2020 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 30, 2020 for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

The implementation of the new ERP-system from the beginning of 2020 together with implementation of additional internal control procedures, has strengthened the Company´s internal control environment. From the report received from the Company´s external auditor as a result of the audit of 2019, we have focused on improving controls to address each reported deficiency; however, the impact of COVID-19 restrictions has restricted the pace of the progress significantly.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2019 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2020 by improving competencies and processes. Further, an investment in a new ERP system has been made along with other supporting IT programs to support the controls and processes of the Company, and these investments are an important part of the remediation of the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are unable to accurately predict the full impact of COVID-19 on our business, and the COVID-19 pandemic may adversely impact our business as a result of the pandemic’s global economic impact.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, most of our employees were working remotely during the shutdown. Since the beginning of May, the businesses in Denmark have been opening up as the effect of COVID-19 has largely been constrained and the number of infections and fatalities decreased significantly. However, we now again see the number of infected people and fatalities increasing all over the world, and tightening restrictions are again introduced in many countries. Since the start of September, we have again introduced limitations in the number of employees working directly on the production sites, and all employees who can work from home are encouraged to do so.

We are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity and cash flows due to uncertainties, and our compliance with the measures implemented to avoid the spread of the virus did have a material adverse impact on our financial results for the second and third quarters of 2020. We have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. In addition, as a result of reduced order intake and decreased manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products, especially if it results in a global recession. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Amendment to Pre-Funded Common Stock Purchase Warrant	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: November 9, 2020	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2020	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)