Form 10-K
period 2020-12-31
LIQTECH INTERNATIONAL INC
filed 2021-03-31
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4531315941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2020, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $5.62 per share on June 30, 2020 was $118,122,891. As of March 31, 2021, there were 21,697,373 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K or will be filed by amendment.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

Forward Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the anticipated impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1.	Business

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration systems, diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines, and plastic components for usage in various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our office in Denmark, and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech Holding A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Holding”), together with its direct wholly owned subsidiaries LiqTech Ceramics A/S (“LiqTech Ceramics”), LiqTech Water A/S (“LiqTech Water”), LiqTech Water Projects A/S ("LiqTech Water Projects”) and LiqTech Plastics A/S (“LiqTech Plastics”), all Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark, and LiqTech NA, Inc., a Delaware corporation (“LiqTech NA”). Collectively, LiqTech USA, LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics and LiqTech NA are referred to herein as our “Subsidiaries”.

We conduct operations in the Kingdom of Denmark. Our Danish operations are located in the Copenhagen area, in Hobro and in Aarhus.

Our Products

We manufacture and sell ceramic membranes and systems for the filtration of liquids and diesel particulate filters to control soot exhaust particles from diesel engines. We also provide plastics components through LiqTech Plastics for a variety of internal and external industrial applications.

Silicon Carbide Ceramic Membranes for Liquid Filtration

Under the “LiqTech”, “Cometas” and “Provital” brand names, we manufacture and sell ceramic membranes and systems for liquid filtration using our patented silicon carbide technology (sometimes also referred to herein as our “SiC Filters”). Our current focus is on marine scrubber wash water, contaminated water from the production of hydrocarbons, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water and other industrial applications.

Our SiC Filters have been used in the following applications by our clients:

●

Marine scrubber wash water: We supply water filtration systems for marine scrubber systems used on ships to reduce sulfur emissions emanating from heavy fuel oil (HFO) operations, allowing vessels to comply with the IMO 2020 sulfur cap. To date, more than 250 water treatment systems have been installed as a result of orders from European and Asian scrubber technology providers, shipyards, and shipowners.

●

Produced water: Our membrane systems can be used for the filtration of produced water, which is a byproduct of oil and gas production. The amount of produced water varies from 0.1 to 10 times the amount of oil produced. We have performed testing with major international private and public oil and gas companies. Our solution is market-proven, approved by various international oil and gas companies for onshore and offshore applications.

●

Pre-filtration of reverse osmosis drinking water: To convert seawater or surface water into potable water, the seawater or surface water must be pre-filtered before entering the reverse osmosis membranes. We have a market-proven solution that has been tested by various customers around the world.

●

Industrial applications: We have delivered complete water treatment systems for specific targeted, aggressive fluid applications, such as the removal of heavy metals for energy providers and water treatment systems for mining wastewater.

●

Producing clean drinking water: In addition to pre-filtration before reverse osmosis described above, the potential advantages of LiqTech SiC ceramic membranes in other drinking water applications are numerous. Some examples include groundwater removal of precipitated salts such as iron and manganese along with surface water removal of organic suspended solids and humic acid.

●

Pool and spa water: We have supplied several turnkey water filtration systems for medium to very large public swimming pool installations in Europe. We believe our SiC ceramic membranes provide unique advantages for the commercial pool filtration industry with the smallest footprint on the market, reduced water and chemical consumption, and consistent, high-quality water filtration.

Beyond those applications mentioned above utilizing silicon carbide ceramic membranes, LiqTech has developed many other industrial water treatment applications that do not use ceramic membranes. These applications include:

●

Seawater Reverse Osmosis (SWRO): SWRO represents a new LiqTech solution to convert seawater into potable water using polymeric membranes. With its high energy efficiency and consistent water quality, we believe SWRO provides one of the most efficient and sustainable solutions to convert seawater into drinkable freshwater. The LiqTech SWRO units are suitable for small commercial vessels, fishing boats, sailing boats, small port applications, and for generally most applications with access to seawater and where desalinated, potable water is needed.

●

Filter Press: The LiqTech Filter Press is a water sludge treatment system, enabling solid and liquid separation. The filter press can convert sludge into a filter cake consisting of up to 80% dry matter, depending on the pressure and application. One of the primary purposes of employing a filter press is to reduce handling costs associated with discharge.

●

UV Disinfection: LiqTech is a distributor of UV-C LED Disinfection Systems. This technology can be used to purify water, air, and surfaces to provide reliable and low-cost disinfection to protect human health.

Our SiC membranes are manufactured based on patented technology. We are not aware of other companies that make both the substrate (honeycomb) and the membrane (the surface layer that accomplishes the filtering) solely from silicon carbide. Our products are based on the following silicon carbide membrane technologies:

●

CoMem ceramic membranes utilize a unique patented membrane technology designed as a tubular membrane. The membranes utilize a crossflow structure to handle high concentrations of suspended solids found in produced water in the oil & gas and chemical industries, as well as wastewater from industrial processes and manure filtration. It offers consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. We offer onshore and offshore solutions and have extensive experience with produced water streams for fracking, gas condensate, and oil emulsions. We believe our SiC filters are the better alternative to micro-flotation and walnut shell filters due to cost savings, reduced installation cost, robustness, and decreased downtime. Our chemically inert, plug-and-play membranes are extremely hard, chemically resistant, and durable ceramics with high flux (flow). SiC membranes are stronger, harder, longer-lasting, more temperature-resistant, and recover faster than conventional ceramic or polymeric membranes;

●

Flat sheet membranes (“FSMs”) are designed for sub-merged outside-in filtration applications. The FSM is suitable for wastewater reuse, groundwater, pre reverse osmosis treatment, and other applications. LiqTech’s FSM towers can be customized with different rack sizes and tower heights. The FSMs offer low energy consumption, maximum permeation, innovative rack design, and high flux. These membranes are used in drinking water, pre-RO, and industrial wastewater reuse applications. The FSM carrier and the selective layer are also made of silicon carbide, which gives the product unique advantages such as high flux, total chemical resistance (pH 0-14), long life and one of the lowest fouling tendency of any polymeric or ceramic membrane material;

●

Disc membranes are designed for the removal of high-suspended solids, oil droplets, and process water. The disc membranes use outside-in filtration and have internal permeation channels, facilitating the removal of the solids. A crossflow effect is generated through the discs' rotation at high velocities, which enables flow cleaning of the filter membrane surface. This principle offers 80% energy savings compared to conventional cross-flow systems;

●

Aqua Solution® integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications in the pre-treatment for reverse osmosis, wastewater treatment, and swimming pool and spa water filtration. Our Aqua Solution® offers the same water flow as conventional sand filters, which typically require up to 400 times more space and have pore sizes at least three times bigger than our SiC membranes. Moreover, our Aqua Solution® reduces the number of membrane elements, pressure vessels, the water consumption for backwash, and the energy costs by offering high flow capabilities at very low pressure. Also, it eliminates the consumption or maintenance of filter cartridges; and

●

Hybrid Technology Membranes (HTM) is a new patented asymmetric membrane that combines the desired properties from silicon carbide (SiC) and zirconia (ZrO₂) ceramics. With a pore size of 60 nanometers (nm), it is suitable for ultrafiltration applications. This state-of-the-art membrane technology facilitates new separation processes and new filtration applications.

The advantages of our SiC Filters compared to other pre-filtration systems for reverse osmosis are:

●

Equivalent water flow to commonly used sand filters that require up to 400 times more space and contain pore sizes that are at least three times larger than our SiC Filters. Additionally, our SiC Filters reduce the number of membrane elements and pressure vessels;

●	High flow capacities that are achieved at very low pressures, which reduce energy costs;

●	Reduced water consumption for sand filter backwash; and

●	Elimination of the consumption or maintenance of filter cartridges.

For the years ended December 31, 2020 and 2019, our sales of liquid filters, services and systems were $14,147,842 and $25,464,614, respectively, and accounted for 63% and 78% of our total sales, respectively.

For the years ended December 31, 2020 and 2019, we received revenue from government grant projects of $599,102 and $624,981, respectively.

Diesel Particulate Filters (DPFs) for Gas Purification

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

We have developed a robust silicon carbide diesel particulate filter that is especially effective for vehicles that produce a high soot load, and if properly maintained, should last as long as the vehicle’s engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience and thermal conductivity.

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

Future tightening legislation in the marine industry has also created a new opportunity for our DPF product to reduce black carbon emissions from shipping.

For the years ended December 31, 2020 and 2019, our sales of DPFs were $5,131,891 and $5,652,685, respectively, and accounted for 23% and 17% of our total sales, respectively.

Plastics

Plastics have been part of our offering since the acquisiton of BS Plastic A/S on September 4, 2019. LiqTech provides highly flexible and innovative plastics manufacturing, focusing on machining, welding, bending, and solvent cementing. With an intense focus on customer demands, LiqTech serves market leaders in the cleantech, pharma, food, healthcare, and graphics industries.

For the years ended December 31, 2020 and 2019 (4 months), our plastics revenues were $2,647,366 and $895,203, respectively and accounted for 12% and 3% of our total sales, respectively.

Our Competitive Strengths

Our products compete with other filters that are made of ceramic and polymeric materials. Most of our competitors are large industrial companies; however, we believe our patented technology allows us to produce high-quality products that provide an advantage over many of our competitors, many of which have greater financial, technological, manufacturing, and personnel resources. We intend to continue to devote resources to developing new technologies and improving our products to reinforce our competitive advantages, retain our existing customers and acquire new customers.

We believe the following strengths position us to increase our revenue and profitability:

●

Advantages of Silicon Carbide Membranes: Our liquid filtration and diesel exhaust products utilize silicon carbide membranes, which have unique qualities that we believe make our products more effective than those of our competitors. Unlike other filtration products made of aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (the tendency of a surface to become wet or absorb water), which results in unique high flux (and low energy consumption). Silicon carbide is also very durable, and its hardness is only surpassed by diamonds, making it a highly desirable material for various abrasive fluids in industrial applications. As a result, we believe that such superior physical properties make our products desirable in both liquid filtration products and exhaust emission control products.

●

Complete systems fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrosive-resistant materials and components. We possess in-house engineering capabilities for process design, 3D modeling, and control systems. Our professional staff of highly dedicated engineers and craftsmen take responsibility for the entire specification, engineering, fabrication, and commissioning process. We believe that supplying our customers with turnkey solutions built upon our silicon carbide membranes is unique in the market. LiqTech is more than a membrane supplier — LiqTech is also a supplier of integrated water treatment systems.

●

Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including filtration of marine scrubber wastewater, processing of industrial wastewater and produced water, pre-treatment of drinking water, pre-filtration for reverse osmosis, oil emulsion separation, bacteria removal for aquaculture, commercial swimming pool water treatment, ultrafiltration for the food and beverage industry, and the separation of metals from liquids in industrial processes.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Markets: We have production and sales capacity in Europe. We also sell our products through distributors and agents in many other countries such as China, Korea, Spain, the UK and France. Moreover, we have established customer relationships in more than 25 countries.

●

Strong and Experienced Management Team: Our management team has deep experience in the clean technology and filtration industries and drives growth through developing new applications and technologies and cultivating relationships with customers.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths in silicon carbide filters, membranes, and water treatment solutions through our focus on discrete applications in key end markets. Essential features of our strategy include:

●

Retain and acquire new customers in the marine industry.  We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators. We are expanding our range of marine products to better leverage existing customer relationships and develop new relationships.

●

Enter new geographic markets and expand existing markets. We plan to continue to manufacture and sell our products from our manufacturing center in Denmark. We work with distributors, agents, and partners to access other important geographic markets.

●

Strengthen our position in the DPF market. We believe that we have a strong position in the retrofit market for diesel particulate filter (DPF) systems where we intend to advance our efforts to maintain our market position in this area. Furthermore, we intend to leverage our OEM market experience by expanding our presence with new products and markets relating to diesel particulate filter systems.

●

Develop and improve technologies and enter new end markets. We intend to continue to develop our ceramic membranes and improve the efficiency of our filtration products. Through continuous research and development, we intend to find new uses for our products and plan to expand into new markets that offer the company significant opportunities.

●

Focus on the development and sales of standardized water filtration and treatment systems. We will continue our focus on selling systems based on our unique SiC membranes and we will also combine the ceramic membranes with other technologies to offer our customers complete filtration solutions. Moreover, we will continue developing smaller standard systems, like those for groundwater treatment and residential swimming pools.

Our Industry

Overview

We serve primarily two industries: the liquid filtration market and the diesel particle filter (DPF) market. Our goal is to leverage our products and technologies into industrial liquid filtration applications that offer significant growth opportunities and take advantage of favorable market trends.

Liquid Filtration Market

The market for marine water filtration systems is rapidly evolving due to new regulations for sulfur and ballast water emissions. Industry experts estimate that 4,000 to 6,000 ships will be retrofitted with a scrubber water treatment system over the next five years. At the end of 2019, the industry statistics noted that nearly 4,000 ships have installed or ordered scrubbers (according to the DNV GL report published in March 2020), with most installations being open-loop scrubbers that discharge the wash water directly into the sea. The addressable market for LiqTech is focused on closed-loop scrubbers, where the scrubber wash water is routed through the LiqTech filtration system to remove sulfur and other particulates, and the clean water is then recycled as wash water.

As noted above, the use of open-loop scrubbers to clean the exhaust from marine engines that use high-sulfur residual oil and diesel fuels may lead to the discharge of high concentrations of harmful compounds from vessels using such scrubbers. Several trials have been conducted on board vessels by scrubber suppliers to define the constituent concentrations in wash water discharge. The research concluded that scrubber wash water also contains suspended solids, heavy metals, hydrocarbons, and polycyclic aromatic hydrocarbons (PAHs). Before the scrubber wash water is discharged, it must be treated to remove solids. LiqTech’s water treatment systems can be used to remove the solids from the wet scrubber wash water. The treatment process includes a pre-filtration step followed by filtration from a LiqTech SiC membrane. Treated water quality is monitored (NTU, PAH, and pH) before discharge. We believe that many of the open-loop scrubbers already installed will eventually be converted to closed-loop (where the LiqTech filtration system is employed), thus resulting in a significantly larger market for LiqTech. The Company is globally engaging with scrubber equipment suppliers, ship owners/operators, and shipyards. Furthermore, we present our water treatment and filtration solutions at marine conferences and trade shows and through digital marketing.

In addition to our marine scrubbers, LiqTech offers packaged filtration systems consisting of ceramic SiC and conventional reverse-osmosis (RO) membranes for industrial and municipal customers. We anticipate that global demand will increase for robust products that generate low operating expenses such as ours, especially those that are well-suited for mobile and modular systems. RO membranes are increasingly used to produce drinking water (desalination of seawater or brackish water), demineralized water for industrial processes (boiler feed water, microelectronics production), and food processing and pharmaceuticals. Moreover, many laboratories rely on pure water, for which demineralization is an essential step. LiqTech is differentiated by what we believe is our superior SiC membrane technology and the provision of complete, integrated water treatment systems. According to market reports published by Markets and Markets in October 2020, the market size for membrane technologies in the water industry is expected to grow at a compound annual growth rate (CAGR) of 5.8%, from $18.5 billion in 2020 to $24.6 billion 2025.

Generally, we also expect a growing, global demand for higher-quality re-injection water from unconventional oil and gas productions. In addition, we expect tightening water discharge legislation, increasing water usage (more water produced per barrel of oil), and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening legislation for water discharge can be a problem for conventional treatment and filtration technologies; however, our SiC Filters can mitigate these challenges, and we believe the increasing demand represents a favorable market trend for our business.

Water is essential to life on earth, and clean water shortages are affecting billions of people. Today, 2.2 billion people lack safely managed drinking water, and 3 billion people worldwide lack basic handwashing facilities at home (according to UN Water in June 2019). In addition, more than 700 million people could be displaced due to water scarcity (according to the UN in March 2019). Additionally, according to the World Health Organization, approximately 361,000 children die every year due to unsafe water and lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for water filtration is growing rapidly, with more and larger plants being commissioned all over the world.

Diesel Particulate Filter (DPF) Market

The increase in global regulation of diesel engine exhaust particles is expected to drive growth in the DPF market. We expect jurisdictions in the United States to begin requiring DPF filters. In Europe, for example, German cities are setting requirements for off-road machinery to include DPF filters. According to an industry publication (Verified Market Research published in January 2021), the global market for new DPF filters manufactured by OEMs is expected to increase approximately 11% per year from 2020 to 2027 with a value of $11 billion in 2019 to an estimated value of $25 billion in 2027. Diesel emissions consist of several toxic gases and particles: particulate matter (soot), carbon monoxide, and hydrocarbons. Soot has been linked to a variety of human health problems. Reducing diesel emissions will have both health and social benefits along with reduced costs.

In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan, and New York City implemented binding directives for the retrofitting of buses, garbage trucks, and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007 defines particle count limits for certain cars and light utility vehicles. Also, low emission zones have been implemented locally in various places in Europe, creating a patchwork of regulation.

The Asian markets have shown an improved standard of living due to financial growth, which has led to increased sales of vehicles in the region. At the same time, pollution in major cities has reached high (more than 2.5) levels of particulate matters. As a result, the Chinese government has introduced additional regulations, including new emissions standards, faster than previously anticipated. We also believe that high pollution levels will increase the need for the retrofit of existing vehicles.

Research and Development

We have fourteen (14) full-time employees that are primarily engaged in research and development activity. For the years ended December 31, 2020 and 2019, we spent $1,278,331 and $749,249, respectively, on research and development.

Manufacturing

We currently manufacture our DPF and membrane products in facilities located in Ballerup, Denmark. We assemble our water treatment systems in Hobro, Denmark. In 2019, we acquired BS Plastic A/S (now called LiqTech Plastics) that manufactures its plastic products in facilities located in Aarhus, Denmark. We are planning to expand our production capacity, primarily through investment in additional equipment for our liquid filtration products.

Raw Materials

The main raw materials that we use in our manufacturing processes are silicon carbide, steel, plastic, platinum, and palladium. We purchase these commodities from various sources generally based upon availability and price.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers for gas and liquid filtration. The Company sells through direct sales, systems integrators, distributors, agents, and partners.

The Company initially focused on selling its DPF filters to the automotive industry. In 2014, we acquired LiqTech Water (previously named LiqTech Systems and Provital Solutions), a Danish manufacturing company focused on filtration systems, which enabled us to shift our focus to providing complete, modular liquid filtration systems. The Company’s liquid filtration systems business now serves the marine industry; other industrial applications in mining, power generation, aquaculture and oil and gas; and non-industrial applications such as swimming pools, water reclamation and municipal drinking water.

For the year ended December 31, 2020, our four largest customers accounted for approximately 27%, 10%, 8% and 8% of our net sales (approximately 53% in total). For the year ended December 31, 2019, our four largest customers accounted for approximately 29%, 18%, 15% and 7% of our net sales (approximately 68% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these same customers.

We plan to actively market our existing products to new customers as we increase our production capacity. As of March 2021, we employed eighteen (18) full-time salespeople in addition to distribution agents. We promote our products through direct sales to potential customers and marketing activities such as participation in tradeshows and exhibitions.

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

Intellectual Property

We have one issued patent in the United States that we co-own with a third party, two issued patents in Denmark, five issued foreign patents (Germany, China and South Korea) that we co-own with a third party, and two pending European patent applications that we co-own with third parties. The U.S. patent that we co-own is generally effective for 20 years from the filing date (July 8, 2004) of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents varies in accordance with local law.

Government Regulation

We do not believe that we are subject to any special governmental regulations affecting our products in the countries in which we operate. We are subject to numerous health and safety laws and regulations. In the United States, these laws and regulations include the Federal Occupation Safety and Health Act and comparable state legislation. We are also subject to similar requirements in other countries in which we have extensive operations, including Denmark. We actively seek to maintain a safe, healthy and environmentally friendly workplace for all of our employees and other stakeholders.

Environmental Matters

We are subject to a broad range of environmental laws and regulations that govern, among other things, air emissions, wastewater discharges, and the handling, storage, disposal, and release of waste and hazardous substances. It is our policy to comply with all applicable environmental requirements at each of our facilities. We are subject to similar requirements in Denmark and other European countries. From time to time, we have identified minor environmental compliance issues at our facilities. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures, results of operations, or competitive position.

We believe that, due to the constant focus on the environment and clean air and clean water standards throughout the world, more stringent regulations in the U.S., Europe and elsewhere around the world are likely as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these changing standards, some or all our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition, and long-term prospects.

Competition

Our products compete with other filters that are made using both ceramic and plastic membranes. Most of our competitors are large industrial companies; however, we believe our patented technology, manufacturing know-how, and trade secrets allow us to produce high-quality products that provide an advantage over many of our competitors, many of which have greater financial, technological, manufacturing and personnel resources. We intend to continue to devote resources to the development of new technologies and the improvement of our products to retain existing customers and acquire new customers.

Employees

At December 31, 2020 we had 114 employees, 112 of whom were full-time employees. We have 109 employees in Denmark, including 64 in production, 13 in administration, 14 in research and development, 16 in sales and engineering and two in executive management. At December 31, 2020 we also had 5 accounting and production employees remaining in the United States, where we recently ceased operations and the last employee left the Company at the end of January 2021.

Certain employees in Denmark are represented by workers’ councils that have collective bargaining agreements. With the exception of such Danish employees, no other employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our employees.

Corporate Information

We filed our Articles of Incorporation on July 1, 2004 and are incorporated under the laws of the State of Nevada. Our principal executive office is located at Industriparken 22C, 2750 Ballerup, Denmark, and our telephone number is +45 3131 5941. We maintain an Internet website at www.liqtech.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC and are available in print to any stockholder who requests a copy.  The information contained in, or accessible from, our website is not a part of this Annual Report.

Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Item 1A.   Risk Factors

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition in the future.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of respiratory illness caused by thea novel coronavirus first identified in Wuhan, Hubei Province, China (COVID-19). The COVID-19 pandemic has resulted in authorities worldwide implementing numerous measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, border controls, limitations on business activity, social distancing requirements, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. The impact of the pandemic on our business and operations and our ability to execute our strategic plans remains uncertain and will depend on many unpredictable factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic; the development, availability and distribution of vaccines and other effective treatments to treat the COVID-19 virus and any new variants thereof; the emergence of new variants that are more contagious, symptomatic or fatal and the time the medical community requires to respond to such variants; the imposition of and compliance with protective public safety measures; the impact of the pandemic on the global economy; and the related impacts on our development pipeline and demand for our products.

At the end of the first quarter of 2020, we initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 across our businesses. These precautions have impacted the way we carry out our business, including additional sanitation and cleaning procedures in our production and other facilities, temperature and symptom confirmations, remote working when possible, and implementation of social distancing and staggered worktime requirements for our employees who must work on-site. If we are required to continue such measures for an extended period of time, it could impact the ability of our employees to collaborate efficiently. In addition, the loss or unavailability of our production staff or other key employees and executives, as a result of sickness of employees or their families or the responsibility of employees to manage family obligations while working from home, could negatively impact our business and operations and our ability to operate or execute our business strategy. Continued employee telecommuting activity also increases the risk of a security breach of our information technology systems. The changed environment under which we are operating could have an impact on our internal controls over financial reporting.

Moreover, the ongoing impacts of the COVID-19 pandemic could result in interruptions or delays in the operations of regulatory authorities, which may impact review or approval timelines; delays in necessary interactions with other agencies and contractors due to limitations in employee resources or forced furlough of government employees; termination of, or difficulties in procuring or maintaining, arrangements with third parties upon whom we depend such as manufacturers, including contract manufacturing organizations, suppliers and other strategic partners; and disruptions or restrictions on our ability to pursue partnerships and other business transactions. As a result of the COVID-19 pandemic, we have not experienced significant disruption or delays in our global supply chain. If the COVID-19 pandemic worsens, however, we may experience supply disruptions due to temporary closures, production slowdowns, staffing shortages, logistics, delays and disruptions in the manufacture and/or shipment of our products.

Since the start of the COVID-19 pandemic in early 2020, there has been an overall decline in new orders, particularly in the shipping industry, due to reduced investment caused by demand disruption and the volatility of oil prices. The effects of a prolonged pandemic could result in a continued negative impact on investment in the shipping industry and in other industries. In addition, if COVID-19 impacts the financial position of our customers or any of our collaboration partners, we may have difficulty collecting receivables or milestone payments, and our business and results of operations could be exposed to risks associated with uncollectible accounts or defaults on contractual payment obligations by our collaboration partners. If we are unable to generate sufficient cash from operations due to impacts of the COVID-19 pandemic or otherwise, we may need to raise additional funds. The duration and severity of any further economic or market impact of the pandemic remains uncertain, and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

Historically, we have been dependent on a few major customers for a significant portion of our Company's revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2020, our four largest customers accounted for approximately 27%, 10%, 8% and 8% of our net sales (approximately 53% in total). For the year ended December 31, 2019, our four largest customers accounted for approximately 29%, 18%, 15% and 7% of our net sales (approximately 68% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers, may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers, and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced delays or cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such delays, cancellations, and fluctuations in the future. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with limited or no penalties. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

Furthermore, a significant portion of our accounts receivables is concentrated with a few major customers, who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company's outstanding receivables are not covered by collateral or credit insurance. The Company's exposure to credit and collectability risk on its receivables may also be higher in certain international markets, and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

We will need to raise additional funds to develop our business, which may adversely affect our future growth.

We expect to finance our anticipated future growth and possibly future strategic acquisitions through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, our plans to grow our revenues or to consummate one or more strategic acquisitions or otherwise to scale back our business plans. In addition, we could be forced to reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Adverse conditions or events affecting the marine transportation industries may have a material adverse effect on our business.

Global health crises, such as the outbreak of COVID-19, can significantly impact us and our customers and suppliers. For example, the global shipping industries have been negatively impacted by the coronavirus outbreak due to increased travel restrictions and may be further adversely affected by an extended shutdown of various businesses in the impacted regions. In light of this operating environment, shipping companies that carry goods may begin to significantly reduce the number of seaborne vessels as measures to stop the spread of the coronavirus negatively impacts the demand for seaborne transport of goods. This in turn can adversely affect the demand for our marine scrubbers to these shipping customers if many vessels sit idle or are taken out of service during the outbreak.

Furthermore, the volatility in oil prices caused by demand destruction from economic shutdowns and travel limitations, attenuated by reduced supply from major producers, has created similar volatility in the price of fuel oil used by our marine customers, including low-sulfur fuel oil. A reduction in the price of low-sulfur fuel oil could negatively affect the demand for our marine scrubber systems, which could impact our sales of marine scrubbers and our operating results.

We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The uncertain macroeconomic environment caused by the outbreak of COVID-19 may adversely affect our results and could have a negative impact on demand for our products. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

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

We expect to expand our operations, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and additional acquisitions. The growth of our business could place significant strain on our management, operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment. We also may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future.

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a material adverse effect on our business.

We believe that, due to the intencifying focus on the environment and clean air and water standards throughout the world, new requirements in the future to adhere to more stringent regulations are possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these evolving standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition and long-term prospects.

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our re-crystallized silicon carbide product forms, applications and manufacturing processes. We rely principally on a combination of patent protection, trade secret laws, confidentiality and non-disclosure agreements, and trusted business relationships to establish, maintain and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or retain any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In particular, because silicon carbide is a well-known material (developed over 100 years ago), and there has been extensive research, development and publication related to this material and its wide range of applications, obtaining intellectual property rights to key elements of silicon carbide technology can be challenging. Accordingly, at least some of the technology employed in our manufacture of re-crystallized silicon carbide products is not protected by patents.

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

We also rely on trade secret protection for our confidential and proprietary information. Trade secrets, however, can be difficult to protect. We may not be able to maintain our technology or know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable technology or know-how related to the manufacture of comparable silicon carbide products. We also seek to protect our confidential and proprietary information, in part, by requiring all employees, consultants and business partners to execute confidentiality and/or nondisclosure agreements upon the commencement of any employment, consulting arrangement or engagement with us. These agreements generally require that all confidential and proprietary information developed by the employee, consultant, or business partner, or made known to the employee, consultant or business partner by us, during the course of the relationship with us, be kept confidential and not disclosed to third parties. These agreements may be breached and may not provide adequate remedies in the event of breach. To the extent that our employees, consultants, or business partners use intellectual property owned by others in their work for and/or with us, disputes could arise as to the rights in related or resulting technologies, know-how or inventions. Moreover, while we also require customers and vendors to execute agreements containing confidentiality and/or nondisclosure provisions, we may not have obtained such agreements from all of our customers and vendors. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, customers, or vendors. Such customers or vendors may also be subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential.

Moreover, others may independently develop and obtain patents covering technologies that are similar or superior to the product forms, applications, or manufacturing processes that we employ. If that happens, we may need to obtain licenses for these technologies and may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business. In addition, third parties could utilize our intellectual property rights in territories where we do not have intellectual property protection. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries, which could have a material adverse effect on our business.

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

The success of our business is highly dependent on protecting our intellectual property rights. Unauthorized parties may attempt to copy or otherwise obtain and use our products and/or enabling technologies. Policing the unauthorized use of our intellectual property rights is difficult and expensive, as is enforcing these rights against unauthorized use by others. Identifying unauthorized use of our intellectual property rights is difficult because we may be unable to monitor the processes and/or materials being employed by other parties. The steps we have taken may not prevent unauthorized use of our intellectual property rights, particularly in foreign countries where enforcement of intellectual property rights may be more difficult than in the United States.

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

We use silicon carbide, steel, plastic, platinum and palladium in the manufacture of our products. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and future products that would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to silicon carbide, steel, plastic, platinum or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results.

We may rely on sub-contractors to meet current demand for our products, and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure of which could have a material adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We may not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house could require substantial capital expenditures. We may not have the capital resources to obtain or construct new facilities to expand manufacturing capacity and meet increasing demand for our products, which could have a material adverse effect on our operations. Conversely, any significant decrease in demand for our products could create idle plant capacity and an inability to cover fixed costs, which could adversely impact our results of operations and financial condition.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent and other countries, we are exposed to fluctuations in foreign currency rates. Most income and expense related transactions are denominated in other currencies than the reporting currency and further all excess cash balances are either held in other currencies than the reporting currency or in bank accounts outside the United States causing risks of currency fluctuations when translating balances to the official currency rate at the end of the reporting period. We may manage the risk to such exposure by entering foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future. As at December 31, 2020 and 2019 we have not entered into any derivate contracts to hedge our currency exposure.

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

We have entered into a joint venture arrangement and may engage in additional collaborations, joint ventures, or strategic alliances in the future, and we may not realize the benefits of such arrangements.

Our subsidiary, LiqTech Water Projects, has entered into a joint venture agreement to supply and operate water treatment systems for oil and gas producers in the Middle East with a local company. LiqTech Water Projects expects to deliver technological know-how, design of water treatment systems and components to support potential projects in the Middle East. The joint venture will be established in the form of a jointly owned limited liability company incorporated under the laws in the local country, and LiqTech Water Projects will hold 49% of the shares. All profits of the company are to be allocated proportional to the ownership share and none of the parties are liable for the company’s liabilities towards third parties.

Additionally, from time to time, we may enter into other joint ventures with other entities. Establishment of a joint venture involves significant risks and uncertainties, including (i) our ability to cooperate with our local partner, (ii) our local partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our local partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. In any joint venture we engage in, we will rely on our local partner for the implementation of much of any such joint venture operation, and the success of any such operation is thus not entirely within our control. Any failure or perceived failure of a joint venture may have a material impact on our operations and financial condition.

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

In Item 9A, we disclose that, with respect to the standards of Sarbanes-Oxley Section 404 and the internal controls standard to which we are subjected, we reported material weaknesses in our internal controls over financial reporting. For additional information on this item, please see Item 9A. Controls and Procedures.

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

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information; improper usage and distribution of our intellectual property; theft, manipulation, and destruction of private and proprietary data; and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert such resources from the continued growth of our business and implementation of our business strategy.

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

Since April 16, 2019, our common stock has been traded on Nasdaq Capital Market under the ticker LIQT. Because there is limited volume in our common stock, investors may not be able to liquidate their investments when they desire to do so.

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

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. Furthermore, if one or more of the analysts who cover us downgrades us, the industry in which we operate, or the stock of any of our competitors, the price of our common stock may decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of our common stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

• the underlying price of the commodities that affect our key markets of industrial water filtration, marine, and oil and gas;

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

• our quarterly operating and financial results; or

• litigation or public concern about the safety of our products; or

• the effect of COVID-19.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by changes in governmental regulations regarding diesel particles emissions and marine wastewater because demand for our products and services is closely related to those regulations. The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

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

As a “smaller reporting company,” we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only three years of business information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for shareholders to sell their shares.

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

GENERAL RISK FACTORS

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

Changes in U.S. Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

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

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets; the realizability of deferred tax assets; the recognition of revenue and the fair value of stock awards; and others. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the allowance or provisions for uncertain tax positions, doubtful accounts, excess or obsolete inventory, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 67,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 57,000 square feet is used for production. The lease will expire on August 31, 2024. We also conduct operations at Benshøj Industrivej 24, 9500 Hobro, Denmark where we lease approximately 45,750 square feet, of which approximately 10,750 square feet is used for office space and 35,000 square feet is used for production. The lease will expire on November 30, 2034. Other operations are located at Sindalsvej 38-40, Risskov, Denmark where we lease approximately 19,500 square feet, of which approximately 2,200 square feet is used for office space and 17,300 square feet is used for production. The leases will expire on August 31, 2024.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business: Please reference Note 7 - Agreements, commitments and contingencies for details on such litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the Nasdaq Capital Market under the symbol LIQT.

As of December 31, 2020, there were approximately 30 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October 2011, we changed our name to LiqTech International, Inc. For more than two decades we have developed and provided state-of-the-art technologies for gas and liquid purification using silicon carbide ceramic filters, particularly highly specialized filters for the control of soot exhaust particles from diesel engines and for liquid filtration. Using nanotechnology, LiqTech develops products using proprietary silicon carbide technology. LiqTech's products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. In particular, the Company has developed a new standard of water filtration technology to meet the ever-increasing demand for higher water quality. By incorporating LiqTech's SiC liquid membrane technology with its long-standing systems design experience and capabilities, the Company offers solutions to the most difficult water pollution problems.

Acquisition of BS Plastic

On August 31, 2019, the Company, through its subsidiary, LiqTech Holding, completed the acquisition of all of the issued and outstanding capital stock (the "Shares") of BS Plastic A/S, from JS Holding Risskov A/S, a Danish company ("JS Holding") controlled by Steen Simonsen. In consideration for the Shares, JS Holding received cash consideration in the amount of DKK 9,000,000, or approximately $1,332,090 (at the exchange rate on August 31, 2019). Further JS Holding was entitled to an additional DKK 6,000,000 or $888,060 (at the exchange rate on August 31, 2019) if certain financial targets are met with DKK 2,000,000 ($296,020) for the period July 2019 to June 2020, DKK 2,000,000 ($296,020) for the period July 2020 to June 2021 and DKK2,000,000 ($296,020) for the period July 2021 to June 2022. In July 2020 it was agreed between LiqTech Holding and JS Holding that the contingent earn-out was replaced by fixed and final agreement to pay DKK 2,000,000 in July 2020 and DKK 2,000,000 in July 2021 without any conditions.

2020 Developments

On January 2, 2020 the Company announced the successful installation of a new customized furnace for use in the manufacture of the Company’s proprietary silicon carbide membrane filters. The new furnace has throughput that will more than triple the Company’s existing furnace capacity due to its size and efficiency.

On May 21, 2020 the Company announced that it had entered into a definitive securities purchase agreement with certain institutional investors. The Private Placement consisted of common stock and pre-funded warrants totaling 1.6 million shares issued to the investors at $5.00 per share, resulting in aggregate gross proceeds of $8 million to the Company.

On August 26, 2020 the Company announced the appointment of Richard Meeusen to its Board of Directors.

On November 9, 2020 the Company announced the launch of its next-generation membrane with a pore size of 60 nanometers.

Results of Operations

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table sets forth our revenues, expenses and net income for the year ended December 31, 2020 and 2019 in U.S. dollars, except for percentages.

	For the Year Ending December 31,
					Period to Period Change
	2020	As a % of Sales	2019	As a % of Sales	$	Percent %
Revenue	22,526,201	100.0	32,637,484	100.0%	(10,111,283)	(31.0)%
Cost of Goods Sold	20,379,519	90.5	25,475,170	78.1	(5,095,651)	(20.0)

Gross Profit	2,146,882	9.5	7,162,314	21.9	(5,015,632)	(70)

Operating Expenses
Selling expenses	2,918,418	13.0	2,426,971	7.4	491,447	20.2
General and administrative expenses	6,205,040	27.5	4,563,216	14.0	1,641,824	36.0
Research and development expenses	1,278,331	5.7	749,249	2.3	529,082	70.6
Total Operating Expenses	10,401,789	46.2	7,739,436	23.7	2,662,353	34.4

Loss from Operations	(8,255,107)	(36.6)	(577,122)	(1.8)	(7,677,985)	1,330.4

Other Income (Expense)
Gain on modification of earn-out liability	306,073	1.4	-	-	306,077	-
Interest and other income	139,513	0.6	73,635	0.2	65,878	89.5
Interest expense	(120,903)	(0.5)	(18,831)	(0.1)	(102,072)	542.0
Fair value adjustment of warrants	(901,250)	(4.0)	-	-	(901,250)	-
Gain (Loss) on currency transactions	(1,469,607)	(6.5)	285,742	0.9	(1,755,349)	(614.3)
Gain (Loss) on sale of fixed assets	27,772	0.1	(21,060)	(0.1)	48,832	(231.9)
Total Other Income (Expense)	(2,018,398)	(9.0)	319,486	1.0	(2,337,884)	(731.8)

Loss Before Income Taxes	(10,273,505)	(45.6)	(257,636)	(0.8)	(10,015,869)	3,887.6
Income Taxes Provision (Benefit)	(465,145)	(2.1)	(297,252)	(0.9)	(167,893)	56.5

Net Income/(Loss)	(9,808,360)	(43.5)	39,616	0.1	(9,847,976)	(24,858.7)

Revenues

Revenue for the year ended December 31, 2020 was $22,526,201 compared to $32,637,484 for the same period in 2019, representing a decrease of $10,111,283, or 31%. The change in revenue consists of a decrease in sales of liquid filters and water treatment systems of $11,316,772 and in sales of DPFs of $520,794, offset by an increase in sales of plastics of $1,752,162. The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the ongoing COVID-19 pandemic, which has resulted in significant restrictions and business limitations across the globe and caused a substantial decline in the demand and delivery of water treatment systems for the marine scrubber industry. The demand for our DPFs also decreased in the period, but we see increased interest in environmental solutions to reduce global CO2-emissions. The increase in sales of plastic components is related to the business acquired in September 2019.

Gross Profit

Gross profit for the year ended December 31, 2020 was $2,146,682 compared to $7,162,314 for the same period in 2019, representing a decrease of $5,015,632, or approximately 70%. The decrease in gross profit is due to the decline in sales of liquid filters and water treatment systems where sales command a higher gross margin. Gross profit was further impaired by increased costs related to decisions made prior to the impact of COVID-19, where the Company had invested in the expansion and improvement of production facilities along with additional employees. Further the initial effect of closing our activities in North America has resulted in a write-off of inventory, equipment, and other items in the amount of $450,000, which has been expensed in the current period. Included in the gross profit for the year ended December 31, 2020 is depreciation of $2,204,917 compared to $1,131,008 for the same period in 2019, reflecting the increased investment in production capacity.

Expenses

Total operating expenses for the year ended December 31, 2020 were $10,401,789, representing an increase of $2,662,353, or approximately 34%, compared to $7,739,436 for the same period in 2019.

Selling expenses for the year ended December 31, 2020 were $2,918,418 compared to $2,426,971 for the same period in 2019, representing an increase of $491,477 or approximately 20%. This change is attributable to the pre COVID-19 decision to hire new sales employees and average number of sales employees therefore increased from 9 in 2019 to 13 in 2020. Other expenses related to the update of the Company’s website and other marketing materials have also resulted in increased selling expenses.

General and administrative expenses for the year ended December 31, 2020 were $6,205,040 compared to $4,563,216 for the same period in 2019, representing an increase of $1,641,824, or 36%. The increase in general and administrative expenses is attributable to the addition of administrative employees, for which the number of employees increased from 16 in 2019 to 22 in 2020. The increase in the number of employees also created additional IT and office costs. As part of the cost reductions implemented after the impact of COVID-19, several employees have exited the Company, and at the end of 2020, the number of administrative employees was back to 16. Included in general and administrative expenses is non-cash compensation expenses of $343,780 and $197,945 for the years ended December 31, 2020 and December 31, 2019, representing an increase of $145,835, or 74%, attributable to stock grants to members of the Board and management.

The following is a summary of our non-cash compensation:

	2020	2019
Compensation for vesting of restricted stock awards issued to the Board of Directors	$163,224	$122,945
Compensation for vesting of restricted stock awards issued to management	180,556	75,000
Total Non-Cash Compensation	$343,780	$197,945

Research and development expenses for the year ended December 31, 2020 were $1,278,331 compared to $749,249 for the same period in 2019, representing an increase of $529,082, or 71%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry. The average number of employees in Research and development is 14 in 2020 compared to 11 in 2019.

Other income (expenses)

Total Other income (expense) for the year ended December 31, 2020 was $(2,018,398) compared to $319,486 for the comparable period in 2019, representing a decrease of $2,337,884. Included in the net other income (expenses) for the year ended December 31, 2020 is the negative effect of $901,250 resulting from the fair value measurement of the prefunded warrants issued in May 2020. Additionally, the loss on currency transactions due to the negative impact of the USD/DKK exchange rate has impacted net other income (expenses) by $(1,469,607) compared to income of $285,742 in the comparable period, representing a decrease of $1,755,349. Further, net income (expenses) is positively affected by $306,077 relating to the gain on modification of the earn-out agreement with the former owner of LiqTech Plastics A/S (former BS Plastic A/S), where the former owner has agreed to reduce the earn-out consideration from a total of DKK 6 million over three years to a fixed earn-out of DKK 4 million over a period of two years.

Net Income taxes

Net income taxes for the year ended December 31, 2020 was a benefit of $465,145 compared to $297,252 for the comparable period in 2019, representing an increase in benefit of $167,893.

Net Income/(Loss)

Net income/(loss) attributable to the Company for the year ended December 31, 2020 was $(9,808,360) compared to income of $39,616 for the comparable period in 2019, representing a decline of $9,847,976.

This change was primarily attributable to the significant decrease in revenue due to decreased demand for marine scrubbers, higher relative costs of goods sold as a percentage of revenue due to investments in production capacity, and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production. Further losses on currency translations due to the negative impact of the USD/DKK exchange rate and the negative fair value adjustment related to the prefunded warrant liability have exacerbated the net loss for the period.

Liquidity and Capital Resources

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March 2020, we elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who must work at our production facilities. Otherwise, most of our employees worked remotely during the shutdown. At the beginning of May 2020, businesses in Denmark began re-opening as the effect of COVID-19 had largely been contained and the number of infections and fatalities decreased significantly. Since August 2020, however, we again experienced a resurgence in the number of infections and fatalities and the re-introduction of tight restrictions in many countries. Since the start of September 2020, we re-introduced limitations in the number of employees working directly at our production sites. All employees who can work from home are encouraged to do so.

We are unable to predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity and cash flows due to uncertainties. Our compliance with the measures implemented to avoid the spread of the virus have had a material adverse impact on our financial results since March 2020. To the extent possible, we have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for at least the next 12 months from the issuance of this report. In addition, as a result of the reduced order intake and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2021.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and how our business may be adversely affected as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products, especially if it results in a global recession. It could also lead to limitations in our ability to produce and ship products caused by governmental actions and regulations to contain the spread of the virus.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit amounting to DKK 20,000,000 ($3,000,000), which is used for a leasing arrangement and guarantees issued to customers for prepayments and for warranties after delivery.

Additionally, on May 21, 2020, the Company completed a private placement with certain accredited investors pursuant to which the Company issued and sold an aggregate of 1,085,000 shares of common stock, par value $0.001 per share, at a purchase price of $5.00 per share for gross proceeds of $4,662,125, including costs of $762,875 for placement fees, legal fees, auditor fees and other cost related to the capital raise, and a prefunded warrant to purchase an aggregate of 515,000 shares of Common Stock, at a purchase price of $5.00 per share, for gross proceeds of $2,575,000, which together represents total gross proceeds of $7,237,125.

On December 31, 2020, we had cash of $13,264,449 and net working capital of $15,839,992, and at December 31, 2019, we had cash of $9,783,932 and net working capital of $17,155,126. Our net working capital has decreased by $1,315,134 compared to December 31, 2019 primarily related to the decline in revenue resulting in lower receivables and contract assets.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $1,500,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $15,620 at December 31, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Systems such as receivables, inventory, and equipment.

Cash Flows

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Cash used by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2020 was $2,598,865, representing an improvement of $1,947,896 compared to cash used by operating activities of $4,546,761 for the year ended December 31, 2019. The cash used by operating activities for the year ended December 31, 2020 consists mainly of the net loss for the year of $(9,808,360) adjusted by depreciations and other non-cash related items of $3,675,322. Further changes in assets and liabilities include decreased accounts receivables of $3,143,651, a decline in contract assets/liabilities of $2,253,077, and an increase in accrued expenses of $1,355,846, off-set by a decrease in accounts payable of $2,006,919.

Net cash used in investing activities was $4,008,521 for the year ended December 31, 2020 as compared to net cash used in investing activities of $3,700,675 for the year ended December 31, 2019, representing an increase of $307,846. The investing activities include the purchase of property and equipment especially related to the installation of new furnaces in Ballerup to increase production capacity. For the year ended December 31, 2019, the investing activities was mainly the initial payment for the acquisition of LiqTech Plastics A/S of $1,154,902 and investments of $2,542,757 made to prepare the installation of new furnaces in Ballerup.

Cash provided by financing activities was $7,216,902 for the year ended December 31, 2020, as compared to cash provided by financing activities of $14,627,470 for the year ended December 31, 2019. This change of $7,410,568 was mainly due to net cash proceeds of $7,237,125 related to the capital raise in May 2020 compared to net proceeds of $14,601,554 from the capital raise in May 2019.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

The roll-forward of the allowance for doubtful accounts for the year ended December 31, 2020 and December 31, 2019 was as follows:

	2020	2019
Allowance for doubtful accounts at the beginning of the period	$612,434	$971,772
Bad debt expense	320,270	25,044
Receivables written off during the periods	(484,265)	(362,244)
Effect of currency translation	49,605	(22,138)
Allowance for doubtful accounts at the end of the period	$498,044	$612,434

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

The Company did not record an impairment charge on goodwill during the years ended December 31, 2020 and 2019, as management's estimated fair value of the reporting unit exceeded its carrying value determined during impairment testing in the fourth quarters of 2020 and 2019.

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

Management has analyzed the impact of the COVID-19 pandemic on its financial statements as of December 31, 2020 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets. During the years ended December 31, 2020 and 2019, no impairment charge of long-lived assets has been recorded.

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

The Company sells products throughout the world; sales by geographical region are as follows:

	For the Year Ended December 31
	2020	2019
United States and Canada	$656,032	$1,600,298
Australia	524,255	425,560
Asia	3,372,286	5,991,440
Europe	17,973,628	24,620,186
	$22,526,201	$32,637,484

The Company’s sales by product line are as follows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31
	2020	2019
Liquid filters and systems	$14,147,842	$25,464,614
Diesel particulate filters	5,131,891	5,652,686
Plastics components	2,647,366	895,203
Development projects	599,102	625,981
	$22,526,201	$32,637,484

For membranes, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

The roll-forward of Contract assets / liabilities for the period ended December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020	December 31, 2019
Cost incurred	$3,997,161	$3,960,199
Unbilled project deliveries	1,015,977	1,971,106
VAT	446,608	862,368
Other receivables	75,010	58,397
Prepayments	(3,112,118)	(1,732,231)
Deferred Revenue	(866,680)	(876,286)
	$1,555,958	$4,243,553

Distributed as follows:
Contract assets	$2,708,136	$5,664,929
Contract liabilities	(1,152,178)	(1,421,376)
	$1,555,958	$4,243,553

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

Inventory

The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of excess or obsolete inventory. As of December 31, 2020, we had total furnace parts and supplies of $471,622, raw materials of $1,955,713, work-in-process inventory of $2,394,481, total finished goods inventory of $1,424,171 and a reserve for obsolescence of $723,949. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitor’s products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross profit.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Costing

As described in Notes 1 and 2 to the consolidated financial statements, the Company uses a standard costing method to value inventory.  Management reviews and assesses the standard costing estimates annually or more frequently in the event circumstances indicate a change in cost structure or material variance from actual has occurred.  In addition to raw materials and labor, the Company applies a production overhead allocation cost to each item.

We identified the auditing of inventory costing as a critical audit matter because of the significant estimates and assumptions management used in the determination of the standard costing allocation and overhead allocations. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures consisted of the following:

•	Obtaining an understanding and testing management’s process for developing the standard costing model and overhead allocations.

•

Assessing the accuracy, completeness, and reasonableness of the costs included in the standard costing model and overhead allocation to ensure all costs capitalized were appropriate, complete and proper.

•

Evaluating the appropriateness and reasonableness of the assumptions used by management to allocate costs to specific costs, including assessing the reasonableness of production times, labor requirement and energy usage.

•	Performing cost testing on raw material inputs purchased by tracing the recorded costs to supporting third party invoices.

Revenue Recognition – Contracts with Multiple Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. Revenue recognized in 2020 related to contracts with multiple performance obligations was approximately $13.6 million.

We identified the auditing of revenue from contracts with multiple performance obligations as a critical audit matter because there was significant judgments by management in identifying, evaluating and accounting for performance obligations in contracts with multiple performance obligations, which led to significant auditor judgment and effort in performing procedures to evaluate whether contracts with multiple performance obligations were appropriately identified, evaluated and accounted for by management.

Our audit procedures consisted of the following:

•	Obtaining an understanding and testing management’s process for identifying, evaluating, and accounting for contracts with multiple performance obligations.

•

Examining revenue arrangements on a test basis, including evaluating the terms and conditions of the arrangements and testing the identification, evaluation and accounting of the performance obligation.

•	Performing procedures to test the completeness and accuracy of the data used to determine stand-alone selling price.

•	Evaluating the reasonableness of the approach used to determine stand-alone selling price.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

March 31, 2021

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2020	2019
Current Assets:
Cash, cash equivalents and Restricted cash	$13,264,449	$9,783,932
Accounts receivable, net of allowance for doubtful accounts of $498,044 and $612,434 at December 31, 2020 and December 31, 2019, respectively	3,129,109	6,272,760
Inventories, net of allowance for excess and obsolete inventory of $723,949 and $665,308 at December 31, 2020 and December 31, 2019, respectively	5,522,038	5,199,238
Contract assets	2,708,136	5,664,929
Prepaid expenses and other current assets	1,031,194	566,398

Total Current Assets	25,654,926	27,487,257

Long-Term Assets:
Property and Equipment, net of accumulated depreciation of $8,908,145 and $10,815,995 at December 31, 2020 and December 31, 2019, respectively	10,321,511	4,825,952
Operating lease right-of-use assets	4,947,734	5,053,614
Deposits and other assets	545,673	498,053
Intangible assets, net of accumulated amortization of $269,441 and $141,282 at December 31, 2020 and December 31, 2019, respectively	480,060	488,716
Goodwill	260,233	236,131

Total Long-term Assets	16,555,211	11,102,466

Total Assets	$42,210,137	$38,589,723

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2020	2019
Current Liabilities:
Accounts payable	$2,332,151	$4,339,070
Accrued expenses	4,908,961	3,222,951
Current portion of finance lease obligations	394,839	34,772
Current portion of operating lease liabilities	1,026,235	999,685
Current portion of contingent earn-out liability	-	299,585
Contract liabilities	1,152,178	1,421,376
Income taxes payable	570	14,692

Total Current Liabilities	9,814,934	10,332,131

Deferred tax liability	305,167	338,763
Finance lease obligation, net of current portion	3,112,496	172,273
Operating lease liability, net of current portion	4,159,225	4,141,855
Contingent earn-out, net of current portion	-	599,170

Total Long-term liabilities	7,576,888	5,252,061

Total Liabilities	17,391,822	15,584,192

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock; par value $0.001, 25,000,000 shares authorized 21,655,461 and 20,547,668 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	21,655	20,548
Additional paid-in capital	69,897,698	61,398,150
Accumulated deficit	(42,054,968)	(32,246,608)
Accumulated other comprehensive loss	(3,046,070)	(6,166,559)

Total Stockholders' Equity	24,818,315	23,005,531

Total Liabilities and Stockholders' Equity	$42,210,137	$38,589,723

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Revenue	$22,526,201	$32,637,484
Cost of Goods Sold	20,379,519	25,475,170

Gross Profit	2,146,682	7,162,314

Operating Expenses:
Selling expenses	2,918,418	2,426,971
General and administrative expenses	6,205,040	4,563,216
Research and development expenses	1,278,331	749,249

Total Operating Expenses	10,401,789	7,739,436

Loss from Operations	(8,255,107)	(577,122)

Other Income (Expense)
Gain on modification of earn-out liability	306,077	-
Interest and other income	139,513	73,635
Interest expense	(120,903)	(18,831)
Fair value adjustment of warrants	(901,250)	-
Gain (Loss) on currency transactions	(1,469,607)	285,742
Gain (Loss) on sale of fixed assets	27,772	(21,060)

Total Other Income (Expense)	(2,018,398)	319,486

Loss Before Income Taxes	(10,273,505)	(257,636)

Income Tax Benefit	(465,145)	(297,252)

Net Income (Loss)	(9,808,360)	39,616

Basic Income (Loss) Per Share	$(0.46)	$0.00

Diluted Income (Loss) Per Share	$(0.46)	$0.00

Basic Weighted Average Common Shares Outstanding	21,209,118	19,652,277

Diluted Weighted Average Common Shares Outstanding	21,209,118	19,667,752

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2020	2019

Net Income (Loss)	(9,808,360)	39,616

Other Comprehensive Income (Loss) - Currency Translation, net	3,120,489	(421,703)

Total Comprehensive Loss	$(6,687,871)	$(382,087)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income (Loss)	TOTAL

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common shares issued per Board authorization of RSUs for services by the board of directors	8,212	8	44,992			45,000

Common shares issued to settle RSUs for services provided by the board of directors	8,333	8	(8)			-

Stock based compensation			298,780			298,780

Exercise of stock options	6,248	6	18,494			18,500

Common shares issued for cash at $5.00 per share, net of offering cost of $762,875, May 2020	1,085,000	1,085	4,661,040			4,662,125

Prefunded warrants, 515,000, transferred to equity upon modification in August 2020			3,476,250			3,476,250

Currency translation, net					3,120,489	3,120,489

Net Income for the year ended December 31, 2020				(9,808,360)		(9,808,360)

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income (Loss)	TOTAL

BALANCE, December 31, 2018	18,228,887	18,229	46,552,487	(32,286,224)	(5,744,856)	8,539,636

Common shares issued per Board authorization of RSUs for services by the board of directors	29,032	29	112,471			112,500

Stock based compensation			85,443			85,443

Exercise of stock options	45,000	45	133,155			133,200

Exercise of warrants	28,887	29	(29)			-

Common shares issued at $7.25 per share, net offering cost of $1,548,161 May 2019	2,215,862	2,216	14,514,623			14,516,839

Currency translation, net					(421,703)	(421,703)

Net Income for the year ended December 31, 2019				39,616		39,616

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(9,808,360)	$39,616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,827,341	1,343,252
Stock-based compensation	343,780	197,943
Change in fair value of warrant liability	901,250	-
Gain on modification of earn-out liability	(306,077)	-
Change in deferred tax asset / liability	(63,200)	13,926
Loss (Gain) on sale of equipment	(27,772)	21,060
Changes in assets and liabilities:
Accounts receivable	3,143,651	(4,364,197)
Inventory	(322,800)	(443,780)
Contract assets	2,522,275	(4,247,679)
Prepaid expenses and other current assets	565	(165,383)
Accounts payable	(2,006,919)	2,117,101
Accrued expenses	1,355,846	1,471,809
Operating lease payments	(874,441)	(541,771)
Contract liabilities	(269,198)	28,755
Income taxes payable	(14,806)	(17,413)

Total Adjustments	7,209,495	(4,586,377)

Net Cash (used in) Operating Activities	(2,598,865)	(4,546,761)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,754,166)	(2,542,757)
Proceeds from sale of property and equipment	102,416	24,362
Purchase of other intangible assets	(55,198)	(27,378)
Net cash paid for acquisition	(301,573)	(1,154,902)

Net Cash used in Investing Activities	(4,008,521)	(3,700,675)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(38,725)	(22,569)
Proceeds from exercise of stock options	18,500	133,200
Proceeds from issuance of prefunded warrants	2,575,000	-
Proceeds from issuance of common stock, net	4,662,127	14,516,839

Net Cash Provided by Financing Activities	7,216,902	14,627,470

Loss on Currency Translation	2,871,001	(372,213)

Net Change in Cash, Cash Equivalents and Restricted Cash	3,480,517	6,007,821

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	9,783,932	3,776,111
Cash, Cash Equivalents and Restricted Cash at End of Period	$13,264,449	$9,783,932

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Years Ended December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$103,953	$8,810
Income Taxes	$13,726	$17,413

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

LiqTech Water Projects A/S, a Danish corporation (“LiqTech Water Projects”), incorporated on July 28, 2020 that is a dormant company without activity. The Company is formed to include the investments in the Joint Venture in the Middle East.

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

Reclassification – Certain amounts presented in previous issued financial statements have been reclassified to be consistent with the presentation in the current period. In the statement of operations and comprehensive income (loss), the Company has reclassified the prior year comparative amounts of general and administrative expenses (increased by $184,772) and other expenses (decreased by $184,772) to be consistent with the current classification. Further, contingent earn-out liability of $330,164 has been reclassified to accrued expenses considering an amendment to the original earn-out agreement from 2019 has changed the contingent liability to a fixed-amount liability.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics and LiqTech Water Projects is the Danish Krone (“DKK”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the twelve months ended December 31, 2020 and 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Significant events -- In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid- March, we elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, most of our employees were working remotely during the shutdown. Since the beginning of May, the businesses in Denmark have been re-opening as the effect of COVID-19 has largely been contained and the number of infections and fatalities decreased significantly. We now again see, however, the number of infections and fatalities increase, and tightening restrictions are again introduced in many countries. Since the start of September, we have re-introduced limitations on the number of employees working directly in our production sites, and all employees who can work from home are encouraged to do so.

We are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity and cash flows due to uncertainties, and our compliance with the measures implemented to avoid the spread of the virus did have a material adverse impact on our financial results for the fiscal year 2020. We have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of reduced order intake and decreased manufacturing levels, our future gross profit will likely be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2020.

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

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2020, and 2019, the Company held $1,515,620 and $2,714,173, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts on December 31, 2020 and December 31, 2019.

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

The roll-forward of the allowance for doubtful accounts for the year ended December 31, 2020 and December 31, 2019 is as follows:

	2020	2019
Allowance for doubtful accounts at the beginning of the period	$612,434	$971,772
Bad debt expense	320,270	25,044
Receivables written off during the periods	(484,265)	(362,244)
Effect of currency translation	49,605	(22,138)
Allowance for doubtful accounts at the end of the period	$498,044	$612,434

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

Work in process and finished goods include material, labor, and production overhead costs. The Company adjusts the value of its inventory to the extent that management determines that the cost cannot be recovered due to obsolescence or other factors.

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Contracts Assets – Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. When the Company issues invoices to the customer, and the billing is higher than the capitalized Contract assets, the net amount is transferred to Contract liabilities. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement.

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance of the water treatment unit by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Further included in Contract Assets are short-term receivables such as VAT and other receivables.

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

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2020 and 2019:

	For the Year Ended December 31
	2020	2019
United States and Canada	$656,032	$1,600,298
Australia	524,255	425,560
Asia	3,372,286	5,991,440
Europe	17,973,628	24,620,186
	$22,526,201	$32,637,484

The Company’s sales by product line are as follows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31
	2020	2019
Liquid filters and systems	$14,147,842	$25,464,614
Ceramic diesel particulate	5,131,891	5,652,686
Plastics	2,647,366	895,203
Development projects	599,102	625,981
	$22,526,201	$32,637,484

For membranes, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions stated in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) stating that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Contract assets.

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

Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract liabilities are payments received from customers prior to satisfaction of performance obligations, and these balances are typically related to prepayments for third-party expenses that are incurred shortly after billing. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract liabilities also include deferred revenue related to the second performance obligation stated under Revenue Recognition, where the obligation is attributed to the commissioning of the water treatment system.

The roll-forward of Contract Assets/Liabilities for the year ended December 31, 2020 and December 31, 2019 is as follows:

	2020	2019
Cost incurred	$3,997,161	$3,960,199
Unbilled project deliveries	1,015,977	1,971,106
VAT	446,608	862,368
Other receivables	75,010	58,397
Prepayments	(3,112,118)	(1,732,231)
Deferred Revenue	(866,680)	(876,286)
	$1,555,958	$4,243,553

Distributed as follows:
Contract assets	$2,708,136	$5,664,929
Contract liabilities	(1,152,178)	(1,421,376)
	$1,555,958	$4,243,553

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Advertising cost are included in sales expenses and total advertising costs amounted to $96,977 and $117,404 for the years ended December 31, 2020 and 2019, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2020 and 2019 were $1,278,331 and $749,249, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740: Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

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

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $343,780 and $85,445 have been recognized for the vesting of options and stock awards granted to directors, management and certain key employees for the years ended December 31, 2020 and 2019, respectively.

Warrant Liability -- The Company issued common stock warrants in May 2020 in conjunction with an equity financing. In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants was initially classified as a liability on the Company’s Consolidated Balance Sheet because, according to the original terms of the warrants, a fundamental transaction could have given rise to an obligation of the Company to pay cash to its warrant holders, which was out of the control of the Company. On August 12, 2020, the terms of the prefunded warrant were amended and the potential obligation of the Company to pay cash to its warrant holders were removed. From the date of the execution of the amended warrant, it qualifies as an equity instrument and the liability measured at fair value on August 12, 2020 of $3,476,250 has been reclassified to the Company´s Equity. Corresponding changes in the fair value measurement of the warrants are recognized in earnings on the Company’s Consolidated Statement of Operations in each subsequent period.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, accrued expenses approximate their recorded values due to their short-term maturities.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable; allowance for doubtful accounts; reserve for excess and obsolete inventory; depreciation and impairment of property, plant and equipment; goodwill and intangible assets; liabilities including contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; warrant liability; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements -- In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact on its financial statements.

On March 9, 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU was issued to clarify and improve various financial instruments topics. The guidance has various effective dates but is basically effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted ASU 2020-03 effective January 1, 2020 and concluded there was no material impact to the condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Company adopted ASU 2018-13 effective January 1, 2020 and concluded there was no material impact to the condensed consolidated financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended December 31, 2020, the Company has recorded $1,515,620 as Restricted cash, $11,748,829 as Unrestricted cash, and a total of $13,264,449 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2019, the amounts were $2,714,173 in Restricted cash and $7,069,759 in Unrestricted cash.

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

NOTE 2 - INVENTORY

Inventory consisted of the following at December 31, 2020 and December 31, 2019:

	2020	2019
Furnace parts and supplies	$471,622	$621,991
Raw materials	1,955,713	2,125,921
Work in process	2,394,481	1,624,499
Finished goods and filtration systems	1,424,171	1,492,135
Reserve for excess and obsolescence	(723,949)	(665,308)
Net Inventory	$5,522,038	$5,199,238

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2020 and December 31, 2019:

	Useful Life			2020	2019
Production equipment	3	-	10	$8,599,728	$10,228,216
Production equipment - finance lease	3	-	10	4,528,695	1,113,412
Lab equipment	3	-	10	127,560	99,831
Computer equipment	3	-	5	805,001	484,943
Vehicles	3	-	5	115,525	143,373
Vehicles - finance lease	3	-	5	-	50,815
Furniture and fixture		5		1,218,386	1,202,155
Furniture and fixture - finance lease		5		290,505	198,045
Leasehold improvements	5	-	10	3,544,256	2,121,157
				19,229,656	15,641,947
Less Accumulated Depreciation				(7,518,657)	(9,659,850)
Less Accumulated Depreciation - finance lease				(1,389,488)	(1,156,145)
Net Property and Equipment				$10,321,511	$4,825,952

Depreciation expense amounted to $1,857,111 and $737,007 for the year ended December 31, 2020 and 2019, respectively.

NOTE 4 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark as well as in White Bear Lake, Minnesota. The lease in White Bear Lake will expire in February 2021 and due to the closure of the activity in North America, the lease has not been extended.

During the year ended December 31, 2020, cash paid for amounts included for the measurement of operating lease liabilities was $1,113,504, and the Company recorded operating lease expenses included in operating expenses of $1,290,362.

During the year ended December 31, 2020, cash paid for amounts included for the measurement of finance lease liabilities was $43,770, and the Company recorded operating lease expenses included in other income (expenses) of $114,792.

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$4,947,734	$5,053,614

Operating lease liabilities – current	$1,026,235	$999,685
Operating lease liabilities – long-term	4,159,225	4,141,855
Total operating lease liabilities	$5,185,460	$5,141,540

Finance leases:
Property and equipment, at cost	$4,819,201	$1,362,272
Accumulated depreciation	(1,389,488)	(1,156,145)
Property and equipment, net	$3,429,713	$206,127

Finance lease liabilities - current	$394,839	$34,772
Finance lease liabilities – long-term	3,112,496	172,273
Total finance lease liabilities	$3,507,335	$207,045

Weighted average remaining lease term:
Operating leases	10.0	10.2
Finance leases	6.9	5.5

Weighted average discount rate:
Operating leases	6.2%	6.4%
Finance leases	2.8%	3.9%

Maturities of lease liabilities at December 31, 2020 were as follows:

	Operating lease	Finance lease
2021	$1,053,748	$488,952
2022	961,452	487,224
2023	854,547	482,130
2024	687,013	483,167
2025	354,907	479,233
Thereafter	3,000,582	1,496,454
Total payment under lease agreements	6,912,249	3,917,160
Less imputed interest	(1,726,789)	(409,825)
Total lease liability	$5,185,460	$3,507,335

NOTE 5 - INTANGIBLE ASSETS

At December 31, 2020 and December 31, 2019, other intangible assets, net of accumulated amortization, consisted of customer relationships acquired in connection with the purchase of LiqTech Plastics A/S and patents on the Company’s products.

Intangible assets consisted of the following at December 31, 2020 and December 31, 2019:

	2020	2019
Customer relationships	$544,770	$494,315
Patent cost	204,731	135,683
	749,501	629,998
Less Accumulated amortization	(269,441)	(141,282)
Intangible assets, net	$480,060	$488,716

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2021	117,488
2022	117,489
2023	117,488
2024	81,171
2025	8,535
Thereafter	37,889
$480,060

NOTE 6 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guarantee credit line of DKK10,000,000 (approximately $1,650,000). The credit line is secured by a cash deposit of $1,500,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $15,620 at December 31, 2020) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Water such as receivables, inventory, and equipment.

NOTE 7 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

Agreements -- LiqTech Water Projects has entered into a joint venture agreement to supply and operate water treatment systems for oil and gas producers in the Middle East. The partner in the joint venture is a local company. LiqTech Water Projects expects to deliver technological know-how, design of water treatment systems and components to support potential projects in the Middle East. The joint venture will be established in the form of a jointly owned limited liability company, incorporated under the laws in the local country, and LiqTech Water Projects holds 49% of the shares. All profits of the company are to be allocated proportionally to the ownership share and none of the parties are liable for the company’s liabilities towards third parties.

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the years ended December 31, 2020 and 2019, matching contributions were expensed and totaled $13,514 and $10,283, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech Ceramics contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an agreement from 2016 had not been respected. The Company contested the claim but in December 2020 the court ruled in favor of the supplier and LiqTech was sentenced to pay amounts totaling DKK 587,000 ($96,900) which was expensed in 2020. The amount was paid in January 2021.

On February 27, 2019, LiqTech Water was contacted by a former supplier alleging that the Company owed DKK 543,905 ($89,800) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered, and the claim was rejected by a court of law in 2018. Due to the nature of the claim and the previous ruling from the court of law, no provision has been made as of December 31, 2020.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet for the fiscal years ended December 31, 2020 and 2019, were as follows:

	2020	2019
Balance at January 1,	$813,288	$432,225
Warranty costs charged to cost of goods sold	348,241	707,079
Utilization charges against reserve	(199,624)	(315,556)
Release of accrual related to expired warranties	-	-
Foreign currency effect	94,708	(10,460)
Balance at December 31,	$1,056,613	$813,288

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

As of December 31, 2020, the Company had net operating loss carry-forward of approximately $21,618,896 for U.S. federal tax purposes expiring through 2038; approximately $8,996,626 for Danish tax purposes, which do not expire; approximately $511,385 for German tax purposes, which do not expire; and approximately $664,423 for Singapore tax purposes, which do not expire.

As of December 31, 2020 and December 31, 2019, the Company established a valuation allowance of $5,394,000 and $3,845,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively; $1,682,000 and $1,209,000 for the tax components of LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics and LiqTech Water Projects, respectively, $143,000 and $129,000 for the tax components of LiqTech Germany and $113,000 and $102,000 for the tax components of LiqTech Singapore as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry-forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2020 was $1,549,000, $473,000, $14,000 and $11,000 for the US, Danish, German and Singapore components, respectively. The change in the valuation allowance for the year ended December 31, 2019 was 416,000, $(637,000), $(3,000) and $(2,000) for the US, Danish, German and Singapore components, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset and liabilities at December 31, 2020 and December 31, 2019:

	2020	2019
Excess of tax over financial accounting	$624,154	$-
Vacation accrual	1,971	3,908
Reserve for excess and obsolete inventory	151,288	152,680
Business tax credit carryover	-	30,935
Deferred compensation	49,556	17,943
Net operating loss carryover	7,627,046	5,889,088
Excess of book over tax depreciation	(610,694)	(300,805)
Excess of book over tax work in progress	(817,131)	(847,290)
Valuation allowance	(7,331,357)	(5,285,222)
	$(305,167)	$(338,763)
Distributed as:
Long-term deferred tax asset	-	-
Long-term deferred tax liability	(305,167)	(338,763)
	$(305,167)	$(338,763)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Computed tax at expected statutory rate	$(2,157,436)	$(54,104)
State and local income taxes, net of federal benefit	(76,055)	(2,971)
Non-US income taxed at different rates	(35,454)	14,635)
Deferred compensation	(52,165)	(6,508)
Non-deductible expenses	2,243	4,794
Non-taxable income	(75,562)	-
Valuation allowance	1,918,579	(227,182)
Other	10,705	(25,916)
Income tax expense (benefit)	$(465,145)	$(297,252)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Current income taxes:
Danish	$(401,945)	$(311,189)
Federal	-	-
State	-	-
Current tax (benefit)	$(401,945)	$(311,189)

Deferred income taxes:
Book in excess of tax depreciation	$(419,523)	$(61,808)
Allowance for doubtful accounts	-	752
Work in progress	(44,862)	848,000
Net operating loss carryover	(389,616)	(344,870)
Valuation allowance	844,826	(507,935)
Deferred compensation	(52,165)	(6,508)
Accrued vacation	(16,707)	(2)
Reserve for obsolete inventory	14,847	86,308
Deferred tax expense (benefit)	$(63,200)	$13,937
Total tax expense (benefit)	$(465,145)	$(297,252)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, U.S. federal and Minnesota state income tax returns. LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics and LiqTech Water Projects are generally no longer subject to tax examinations for years prior to 2015 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2015 for U.S. federal and state tax returns.

NOTE 9 - EARNINGS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options, warrants and Restricted Stock Units have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

For the year ended December 31, 2020, the Company had 128,299 stock grants outstanding to issue common stock (“RSUs”). Further, the Company had 515,000 prefunded warrants outstanding to issue common stock.

For the year ended December 31, 2019, the Company had 125,293 RSUs outstanding. Further, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

The following data shows the amounts used in computing earnings per share, the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31
	2020	2019
Net Income/(Loss) attributable to LiqTech International Inc.	$(9,808,360)	$39,616
Weighted average number of common shares used in basic earnings per share	21,209,118	19,652,277
Effect of dilutive securities, stock options, warrants, and RSUs	-	15,475
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	21,209,118	19,667,752

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2020 and 2019, respectively, there were 21,655,461 and 20,547,668 common shares issued and outstanding.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of December 31, 2020 and 2019 there were no mandatory convertible preferred shares issued and outstanding.

Stock Issuances

Since  January 1, 2020, the Company has made the following issuances of common stock:

On January 15, 2020, the Company issued 8,212 common shares per Board authorization valued at $45,000 for services provided by the Board of Directors. The Company recognized the stock-based compensation of the shares over the requisite service period.

On May 21, 2020, the Company completed a Securities Purchase Agreement with certain accredited investors in a private placement pursuant to which the Company issued and sold an aggregate of 1,085,000 shares of common stock, par value $0.001 per share, at a purchase price of $5.00 per share for gross proceeds of $4,662,125 including costs of $762,875 for placement fees, lawyer fees, auditor fees and other costs related to the capital raise, and a prefunded warrant to purchase an aggregate of 515,000 shares of Common Stock, at a purchase price of $5.00 per share, for gross proceeds of $2,575,000.

On June 6, 2020, the Company issued 8,333 common shares to settle RSUs. The RSUs were valued at $69,333 for services provided by the Board of Directors. The Company recognized the stock-based compensation of the award over the requisite service period.

On July 8 and August 18, 2020, the Company issued a total of 6,248 shares in connection with employees exercising stock options granted under the 2015 Stock Options Plan (the "2015 Plan"). The shares were issued at a share price of $2.96 and generated net proceeds of $18,500.

For the years ended December 31, 2020 and 2019, the Company has recorded stock-based compensation expense of $343,780 and $197,945, respectively.

Warrants

In connection with the Securities Purchase Agreement entered into in May 2020, we issued a prefunded warrant (“the Warrant”) to purchase an aggregate of 515,000 shares of Common Stock at a purchase price of $5.00 per share. Subject to certain beneficial ownership limitations, the Warrant is immediately exercisable and may be exercised for no additional consideration. The Warrant does not expire. A holder of the Warrant will not have the right to exercise any portion of the Warrant if the holder, together with Affiliates and Attribution Parties (as such terms are defined in the Warrant), would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. Upon notice from the holder to the Company, however, the holder may decrease or increase the beneficial ownership limitation (but not above 9.99% of the number of shares of Common Stock outstanding).

The following is a summary of the periodic changes in warrants outstanding for the year ended December 31, 2020:

2020
Warrants outstanding at January 1	-
Prefunded warrants issued in May 2020	515,000
Exercises and conversions	-
Warrants outstanding at December 31	515,000

On August 12, 2020 the Warrant was amended. In the Warrant pre-amendment, the warrant holder could request that the Company should repay the value of the unexercised portion of the Warrant upon the occurrence of a fundamental transaction. The Warrant, as amended, required the fundamental transaction to be approved by the Board of Directors before any repayment could take place. This amendment changed the classification of the Warrant from a liability to equity, and the following is a summary of the periodic changes in the fair value during the year ended December 31, 2020:

Base value of warrants, 515,000 warrants at $5	$2,575,000
Fair value adjustment	901,250
Balance at August 12, 2020 reclassified to equity	$3,476,250

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At December 31, 2020, 128,299 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: (i) an initial grant of 25,000 RSUs of common stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $35,000 ($70,000 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares to management for 2020 as part of the Incentive Plan, totaling 92,081 shares that vest over a three-year period.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $343,780 and $197,945 for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020, the Company had $472,778 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs outstanding as of December 31, 2020 and changes during the period are presented below:

	December 31, 2020
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2019	133,747	$5.47	$50,824
Granted	44,430	6.47	-
Vested and settled with share issuance	(33,211)	4.15	-
Forfeited	(16,667)	8.32	-
Outstanding, December 31, 2020	128,299	$5.79	$250,183

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. At December 31, 2020, no options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 11 – SEGMENT REPORTING

The Company operates in 3 main segments, Water, Ceramics and Plastics. With effect from January 1, 2020, the group structure was changed as shared group activities was transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated in the fiscal year 2020 while they in 2019 was included in primarily Water and Ceramics.

Segment information for the business areas is as follows:

	For the Year Ended December 31,
Revenues	2020	2019
Water	$13,615,904	$24,570,867
Ceramics	5,663,830	6,546,432
Plastics	2,647,366	895,203
Other	599,101	624,982
Total consolidated revenue	$22,526,201	$32,637,484

	For the Year Ended December 31,
Income (Loss)	2020	2019
Water	$(1,083,578)	$1,713,150
Ceramics	(3,532,137)	(600,939)
Plastics	(882,038)	49,440
Other	(4,310,607)	(1,122,035)
Total consolidated Income (Loss)	$(9,808,360)	$39,616

	For the Year Ended December 31,
Total assets	2020	2019
Water	$14,033,107	$14,718,598
Ceramics	16,734,371	21,499,120
Plastics	2,022,381	2,177,791
Other	9,420,278	193,543
Total consolidated assets	$42,210,137	$38,589,723

NOTE 12 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The following table presents customers accounting for 10% or more of the Company’s net sales:

	For the Year Ended December 31,
	2020	2019
Customer A	27%	29%
Customer B	10%	15%
Customer C	-%	18%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s account receivables:

	December 31, 2020	December 31, 2019
Customer A	39%	39%
Customer B	12%	-%
Customer D	16%	-%
Customer E	-%	15%

As of December 31, 2020, approximately 100% and 0% of the Company’s assets were located in Denmark and the United States, respectively. As of December 31, 2019, approximately 91% and 9% of the Company’s assets were located in Denmark and the United States, respectively.

NOTE 13 - SUBSEQUENT EVENTS

On January 6, 2021, the Company issued 11,218 common shares to settle RSUs. The RSUs were valued at $70,000 for services provided by the Board of Directors in 2020. The Company recognized the stock-based compensation of the award over the requisite service period.

On February 26, 2021, the Company issued 30,694 common shares to settle RSUs. The RSUs were valued at $166,667 for services provided by management in 2020. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15,000,000 principal amount Senior Convertible Note due 2023 and an aggregate of 80,000 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $15,000,000 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were not effective as of the period covered by this Annual Report due to material weaknesses in internal controls over financial reporting, described below.

Notwithstanding this finding, we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2020, the Company was not subject to requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were not effective as of the period covered by this Annual Report due to material weaknesses in internal controls over financial reporting.

The implementation of the new ERP system from the beginning of 2020, together with implementation of additional internal control procedures, have strengthened the Company´s internal control environment. From the report received from the Company´s external auditor as a result of the audit of 2019, we have focused on improving controls to address each reported deficiency; however, the impact of COVID-19 restrictions has slowed the pace of progress significantly.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2019 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2021 by improving competencies and processes. Further, an investment in a new ERP system has been made along with other supporting IT programs to support the controls and processes of the Company, and these investments are an important part of the remediation of the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2020. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Sadler, Gibb & Associates, LLC has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

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

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11.	Executive Compensation

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14.	Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 15.	Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2020 and December 31, 2019 is included in this Annual Report on Form 10-K:

a.          Valuation and Qualifying Accounts for the years ended December 31, 2020 and December 31, 2019.

	2020	2019
Bad debt expense	320,270	25,044
Reserve for obsolete inventory	266,021	127,293

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2020
Allowance for inventory obsolescence	$665,308	$266,021	$(207,380)	$723,949
Allowance for doubtful accounts	612,434	320,270	(434,660)	498,044
Totals	$1,277,742	$586,291	$(642,040)	$1,221,993

Year Ended December 31, 2019
Allowance for inventory obsolescence	$1,111,795	$127,293	$(573,780)	$665,308
Allowance for doubtful accounts	971,772	25,044	(384,382)	612,434
Totals	$2,083,567	$152,337	$(958,162)	$1,277,742

	2020	2019
Allowance for doubtful accounts at the beginning of the period	$612,434	$971,772
Bad debt expense	320,270	25,044
Receivables written off during the periods	(484,265)	(362,244)
Effect of currency translation	49,605	(22,138)
Allowance for doubtful accounts at the end of the period	$498,044	$612,434

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

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as Amended	Filed herewith

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

4.4	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Director Contract, dated July 29, 2014, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2014

10.3	CFO Contract, dated August 1, 2018, by and between between LiqTech International A/S and Claus Toftegaard	Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K as filed with the SEC on April 1, 2019

10.4	Director Contract, dated October 15, 2018, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K as filed with the SEC on April 1, 2019

10.5	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.6	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.7	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 5, 2019

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 31, 2021
	By:	/s/ Sune Mathiesen
Sune Mathiesen Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Sune Mathiesen	Chief Executive Officer, Principal Executive Officer and Director	March 31, 2021
Sune Mathiesen

/s/ Mark Vernon	Chairman of the Board of Directors	March 31, 2021
Mark Vernon

/s/ Claus Toftegaard	Chief Financial Officer, Principal Financial and Accounting Officer	March 31, 2021
Claus Toftegaard

/s/ Alexander Buehler	Director	March 31, 2021
Alexander Buehler

/s/ Peyton Boswell	Director	March 31, 2021
Peyton Boswell

/s/ Richard Meeusen	Director	March 31, 2021
Richard Meeusen