Form 10-Q
period 2021-03-31
LIQTECH INTERNATIONAL INC
filed 2021-05-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +45 3131 5941

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

As of May 12, 2021, there were 21,777,373 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2021

FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
Current Assets:
Cash, Cash equivalents and Restricted cash	$10,657,307	$13,264,449
Accounts receivable, net of allowance for doubtful accounts of $522,923 and $498,044 at March 31, 2021 and December 31, 2020, respectively	2,348,049	3,129,109
Inventories, net of allowance for excess and obsolete inventory of $598,552 and $723,949 at March 31, 2021 and December 31, 2020, respectively	5,408,698	5,522,038
Contract assets	1,820,157	2,708,136
Prepaid expenses and other current assets	920,860	1,031,194

Total Current Assets	21,155,071	25,654,926

Long-Term Assets:
Property and Equipment, net of accumulated depreciation of $8,837,263 and $8,908,145 at March 31, 2021 and December 31, 2020, respectively	9,871,522	10,321,511
Operating lease right-of-use assets	4,527,952	4,947,734
Deposits and other assets	523,789	545,673
Intangible assets, net of accumulated amortization of $285,364 and $269,441 at March 31, 2021 and December 31, 2020, respectively	430,402	480,060
Goodwill	248,520	260,233

Total Long-Term Assets	15,602,185	16,555,211

Total Assets	$36,757,256	$42,210,137

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
Current Liabilities:
Accounts payable	$1,867,125	$2,332,151
Accrued expenses	4,222,873	4,909,531
Current portion of finance lease obligations	379,817	394,839
Current portion of operating lease liabilities	939,850	1,026,235
Contract liabilities	1,237,614	1,152,178

Total Current Liabilities	8,647,279	9,814,934

Deferred tax liability	275,407	305,167
Finance lease obligation, net of current portion	2,876,412	3,112,496
Operating lease liability, net of current portion	3,808,405	4,159,225

Total Long-term Liabilities	6,960,224	7,576,888

Total Liabilities	15,607,503	17,391,822

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock; par value $0.001, 25,000,000 shares authorized 21,697,373 and 21,655,461 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	21,697	21,655
Additional paid-in capital	70,000,044	69,897,698
Accumulated deficit	(44,514,397)	(42,054,968)
Accumulated other comprehensive loss	(4,357,591)	(3,046,070)

Total Stockholders' Equity	21,149,753	24,818,315

Total Liabilities and Stockholders' Equity	$36,757,256	$42,210,137

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

Revenue	$3,997,877	$10,281,844
Cost of Goods Sold	3,883,262	7,642,768

Gross Profit	114,615	2,639,076

Operating Expenses:
Selling expenses	1,009,498	676,800
General and administrative expenses	1,474,670	1,470,393
Research and development expenses	437,607	310,954

Total Operating Expense	2,921,775	2,458,147

Income (Loss) from Operations	(2,807,160)	180,929

Other Income (Expense)
Interest and other income	-	4,490
Interest expense	(40,419)	(104,856)
Gain (Loss) on currency transactions	371,684	207,627

Total Other Income	331,265	107,261

Income (Loss) Before Income Taxes	(2,475,895)	288,190

Income Tax Benefit	(16,466)	(15,309)

Net Income (Loss)	$(2,459,429)	$303,499

Basic Income (Loss) Per Share	$(0.11)	$0.01

Diluted Income (Loss) Per Share	$(0.11)	$0.01

Basic Weighted Average Common Shares Outstanding	21,677,186	20,554,524

Diluted Weighted Average Common Shares Outstanding	21,677,186	20,711,035

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020

Net Income (Loss)	(2,459,429)	303,499

Other Comprehensive Loss - Currency Translation, Net	(1,311,521)	(495,959)

Total Comprehensive Loss	$(3,770,950)	$(192,460)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended March 31, 2021 and March 31, 2020

					Accumulated Other
			Additional	Retained	Compre-
	Common Stock		Paid-in	accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	41,912	42	(42)			-

Stock-based compensation			102,388			102,388

Currency translation, net					(1,311,521)	(1,311,521)

Net Income				(2,459,429)		(2,459,429)

BALANCE, March 31, 2021	21,697,373	21,697	70,000,044	(44,514,397)	(4,357,591)	21,149,753

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common stock issued in settlement of RSUs	8,212	8	44,992			45,000

Stock-based compensation			96,222			96,222

Currency translation, net					(495,959)	(495,959)

Net Income				303,499		303,499

BALANCE, March 31, 2020	20,555,880	20,556	61,539,364	(31,943,109)	(6,662,518)	22,954,293

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,459,429)	$303,499
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	631,217	534,021
Stock-based compensation	102,388	141,222
Change in deferred tax asset / liability	(16,466)	(15,309)
Changes in assets and liabilities:
Accounts receivable	657,926	(1,769,341)
Inventory	(138,918)	(125,261)
Contract assets	772,940	527,818
Prepaid expenses and other current assets	(261,232)	(255,908)
Accounts payable	(372,530)	(1,112,956)
Accrued expenses	(492,028)	67,435
Operating lease liabilities	(205,056)	(183,180)
Contract liabilities	141,066	(69,710)
Income taxes benefits	336,232	-

Total Adjustments	1,155,539	(2,261,169)

Net Cash used in Operating Activities	(1,303,890)	(1,957,670)

Cash Flows from Investing Activities:
Purchase of property and equipment	(414,875)	(1,064,960)
Purchase of other intangible assets	-	(2,739)

Net Cash used in Investing Activities	(414,875)	(1,067,699)

Cash Flows from Financing Activities:
Payments on finance lease obligations	(101,192)	(8,434)

Net Cash used in Financing Activities	(101,192)	(8,434)

Loss on Currency Translation	(787,185)	(451,087)

Net change in Cash, Cash Equivalents and Restricted Cash	(2,607,142)	(3,484,890)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	13,264,449	9,783,932

Cash, Cash Equivalents and Restricted Cash at End of Period	$10,675,307	$6,299,042

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest Paid	$37,236	$16,514
Income Taxes	$-	$-

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

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA, engaged in the production, marketing and sale of ceramic diesel particulate and liquid filters in the United States and Canada. LiqTech NA has closed operations in January 2021, and all activity in this company has ceased.

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

LiqTech Water Projects A/S, a Danish corporation (“LiqTech Water Projects”), incorporated on July 28, 2020 that is a dormant company without activity. The Company was formed to include the investments for our joint venture in the Middle East.

LiqTech Emission Control A/S, a Danish corporation (“LiqTech Emission Control”), incorporated on March 1, 2021 that is a dormant company without activity. The Company was formed to include the investments for our joint venture in China.

LiqTech Germany (“LiqTech Germany”), a 100% owned subsidiary of LiqTech Holding, incorporated in Germany on December 9, 2011. The Company is in the process of closing operations, and all activity in this company has ceased.

LiqTech PTE Ltd (“LiqTech Singapore”), a 95% owned subsidiary of LiqTech Holding, incorporated in Singapore on January 19, 2012. The Company is in the process of closing operations, and all activity in this company has ceased.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its majority owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2021 and 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company held $1,514,917 and $1,515,620, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at March 31, 2021 and December 31, 2020.

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

The roll-forward of the allowance for doubtful accounts for the period ended March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Allowance for doubtful accounts at the beginning of the period	$498,044	$612,434
Bad debt expense	48,595	320,270
Receivables written off during the periods	-	(484,265)
Effect of currency translation	(23,716)	(49,605)
Allowance for doubtful accounts at the end of the period	$522,923	$498,044

Inventory – Inventory directly purchased is carried at the lower of cost or net realizable value, as determined on the first-in, first-out method.

For inventory produced, standard costs that approximate actual cost on the FIFO method are used to value inventory. Standard costs are reviewed at least annually by management or more often in the event that circumstances indicate a change in cost has occurred.

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance of the water treatment unit by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in Contract assets are short-term receivables such as VAT and other receivables.

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

Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, primarily using expected category expansion, pricing, market segment fundamentals, and general economic conditions.

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

The Company sells products throughout the world; sales by geographical region are as follows for the three months ended March 31, 2021 and 2020:

	For the Three months ended March 31,
	2021	2020
United States and Canada	$165,588	$126,482
Australia	32,141	42,255
South America	-	10,896
Asia	1,157,155	2,033,288
Europe	2,642,993	8,068,923
	$3,997,877	$10,281,844

The Company’s sales by product line are as follows for the three months ended March 31, 2021 and 2020:

	For the Three months ended March 31,
	2021	2020
Ceramic diesel particulate	$1,931,064	$1,560,062
Liquid filters and systems	1,157,336	7,980,287
Plastics	814,025	581,411
Development projects	95,452	160,084
	$3,997,877	$10,281,844

For membranes, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing will still be awaiting commissioning and is therefore recognized as Contract assets.

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

The Company has received long-term contracts for grants from government entities for the development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our balance sheet as Contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our balance sheet as Contract liabilities.

Contract assets represent the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract liabilities are payments received from customers prior to satisfaction of performance obligations, and these balances are typically related to prepayments for third-party expenses that are incurred shortly after billing. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract liabilities also include deferred revenue related to the second performance obligation stated under Revenue Recognition, where the obligation is attributed to the commissioning of the water treatment system.

The roll-forward of Contract assets / liabilities for the three months ended March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Cost incurred	$3,771,411	$3,997,161
Unbilled project deliveries	530,982	1,015,977
VAT	256,168	446,608
Other receivables	58,517	75,010
Prepayments	(3,183,216)	(3,112,118)
Deferred revenue	(851,319)	(866,680)
	$582,543	$1,555,958

Distributed as follows:
Contract assets	$1,820,157	$2,708,136
Contract liabilities	(1,237,614)	(1,152,178)
	$582,543	$1,555,958

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses and total advertising costs amounted to $122,148 and $25,237 for the three months ended March 31, 2021 and 2020, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three months ended March 31, 2021 and 2020 were $437,607 and $310,954, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach to account for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options and warrants that have been granted but have not yet been exercised.

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $102,388 and $141,222 have been recognized for the vesting of options and stock awards granted to Directors and management for the three months ended March 31, 2021 and 2020, respectively.

Warrant Liability -- The Company issued common stock warrants in May 2020 in conjunction with an equity financing. In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants was initially classified as a liability on the Company’s Consolidated Balance Sheet because, according to the original terms of the warrants, a fundamental transaction could have given rise to an obligation of the Company to pay cash to its warrant holders, which was out of the control of the Company. On August 12, 2020, the terms of the prefunded warrant were amended and the potential obligation of the Company to pay cash to its warrant holders was removed. From the date of the execution of the amended warrant, it qualifies as an equity instrument and the liability measured at fair value on August 12, 2020 of $3,476,250 has been reclassified to the Company´s Equity. Corresponding changes in the fair value measurement of the warrants are recognized in earnings on the Company’s Consolidated Statement of Operations in each subsequent period.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We have adopted the new standard effective January 1, 2021 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following on March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Furnace parts and supplies	$447,548	$471,622
Raw materials	2,177,424	1,955,713
Work in process	2,104,016	2,394,481
Finished goods and filtration systems	1,278,262	1,424,171
Reserve for obsolescence	(598,552)	(723,949)
Net Inventory	$5,408,698	$5,522,038

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 3 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark as well as in White Bear Lake, Minnesota. The lease in White Bear Lake expired in February 2021, and due to the closure of the activity in North America, the lease has not been extended.

During the three months ended March 31, 2021, cash paid for amounts included for the measurement of operating lease liabilities was $286,633, and the Company recorded operating lease expenses included in operating expenses of $278,689.

During the three months ended March 31, 2021, cash paid for amounts included for the measurement of finance lease liabilities was $119,851, and the Company recorded finance lease expenses included in other income (expenses) of $61,941.

Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use	$4,527,952	$4,947,734

Operating lease liabilities - current	$939,850	$1,026,235
Operating lease liabilities – long-term	3,808,405	4,159,225
Total operating lease liabilities	$4,748,255	$5,185,460

Finance leases:
Property and equipment, at cost	$4,602,291	$4,819,201
Accumulated depreciation	(1,363,829)	(1,389,488)
Property and equipment, net	$3,238,462	$3,429,713

Finance lease liabilities - current	$379,817	$394,839
Finance lease liabilities – long-term	2,876,412	3,112,496
Total finance lease liabilities	$3,256,229	$3,507,335

Weighted average remaining lease term:
Operating leases	9.9	10.0
Finance leases	6.6	6.9

Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	2.8%	2.8%

Maturities of lease liabilities at March 31, 2021 were as follows:

	Operating lease	Finance lease
2021 (remaining 9 months)	$734,337	$350,208
2022	914,122	465,294
2023	812,028	460,429
2024	655,175	461,420
2025	338,303	457,663
Thereafter	2,860,017	1,429,100
Total payment under lease agreements	6,313,982	3,624,114
Less imputed interest	(1,565,727)	(367,885)
Total lease liability	$4,748,255	$3,256,229

NOTE 4 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guaranteed credit line of DKK10,000,000 (approximately $1,650,000). The credit line is secured by a cash deposit of $1,500,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,917 at March 31, 2021) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Water such as receivables, inventory, and equipment.

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

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three months ended March 31, 2021 and 2020, matching contributions were expensed and totaled $718 and $3,949, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018 a former supplier to Liqtech Ceramics contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an agreement from 2016 had not been respected. The Company contested the claim but in December 2020 the court ruled in favor of the supplier and LiqTech was ordered to pay  an amount totaling DKK 587,000 ($96,900) which amount included interest and court fees was expensed in 2020. The amount was paid in January 2021.

On February 27, 2019, LiqTech Water was contacted by a former supplier alleging that the Company owed DKK 543,905 ($89,800) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered, and the claim was rejected by a court of law in 2018. Due to the nature of the claim and the previous ruling from the court of law, no provision has been made as of March 31, 2021.

Product Warranties - The Company provides a standard warranty for its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Balance at the beginning of the period	$1,056,613	$813,288
Warranty costs charged to cost of goods sold	29,861	348,241
Utilization charges against reserve	(23,747)	(199,624)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(47,721)	94,708
Balance at the end of the period	$1,015,006	$1,056,613

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

For the period ended March 31, 2021, the Company had 145,460 stock grants outstanding to issue common stock (“RSUs”). Further, the Company had 515,000 prefunded warrants outstanding to issue common stock.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net Income (Loss) attributable to LiqTech International Inc.	$(2,459,429)	$303,499
Weighted average number of common shares used in basic earnings per share	21,677,186	20,554,524
Effect of dilutive securities, stock options, RSUs, and warrants	-	156,511
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	21,677,186	20,711,035

For the three months ended March 31, 2021, the Company had no options outstanding to purchase common stock.

For the three months ended March 31, 2020, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 25,000,000 authorized shares of common stock, $0.001 par value. As of March 31, 2021, there were 21,697,373 common shares issued and outstanding.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of March 31, 2021 there were no mandatory convertible preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2021, the Company has made the following issuances of common stock:

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

For the three months ended March 31, 2021 and 2020, the Company has recorded stock-based compensation expense of $102,388 and $141,222, respectively.

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

The following is a summary of the periodic changes in warrants outstanding for the three months ended March 31, 2021:

2021
Warrants outstanding at January 1	515,000
Exercises and conversions	-
Warrants outstanding at March 31	515,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At March 31, 2021, 145,460 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: (i) an initial grant of 25,000 RSUs of common stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $35,000 ($70,000 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares to management for 2020 as part of the Incentive Plan, totaling 40,432 shares that vest over a three-year period.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $102,388 and $141,222 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021, the Company had $896,112 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs outstanding as of March 31, 2021 and changes during the period are presented below:

	March 31, 2021
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2020	128,299	$5.79	$250,183
Granted	59,073	8.90	-
Vested and settled with share issuance	(41,912)	5.65	-
Forfeited	-	-	-
Outstanding, March 31, 2021	145,460	$7.09	$145,460

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. On March 31, 2021, no options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 8 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the three months ended
	March 31, 2021	March 31, 2020
Customer A	18%	12%
Customer B	10%	35%
Customer C	*	12%
Customer D	*	11%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivables:

	March 31, 2021	December 31, 2020
Customer A	11%	11%
Customer B	17%	40%
Customer C	*	16%
Customer E	16%	*

* Zero or less than 10%

As of March 31, 2021, approximately 99% of the Company’s assets were located in Denmark and 1% in the United States, respectively. As of December 31, 2020, approximately 100% of the Company’s assets were located in Denmark and 0% in the United States, respectively.

NOTE 9 – SEGMENT REPORTING

The Company operates in three main segments: Water, Ceramics and Plastics. With effect from January 1, 2020, the group structure was changed as shared group activities were transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during the fiscal year 2020.

Segment information for the business areas is as follows:

	For the Three months ended March 31,
Revenues	2021	2020
Water	$1,157,336	$7,911,803
Ceramics	1,931,065	1,628,546
Plastics	814,025	581,411
Other	95,451	160,084
Total consolidated revenue	$3,997,877	$10,281,844

	For the Three months ended March 31,
Income (Loss)	2021	2020
Water	$(636,439)	$616,967
Ceramics	(424,535)	(101,095)
Plastics	(252,979)	(31,847)
Other	(1,145,476)	(180,526)
Total consolidated Income (Loss)	$(2,459,429)	$303,499

	For the period ended
Total assets	March 31, 2021	December 31, 2020
Water	$12,470,391	$14,033,107
Ceramics	15,943,251	16,734,371
Plastics	1,622,276	2,022,381
Other	6,721,338	9,420,278
Total consolidated assets	$36,757,256	$42,210,137

NOTE 10 - SUBSEQUENT EVENTS

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount Senior Convertible Note due 2023 and an aggregate of 80,000 shares of common stock, par value $0.001 per share for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement. The closing occurred on April 8, 2021 and the Company issued to the investor the securities in connection with the closing.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2021 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration systems, diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines, and plastic components for usage in various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our office in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech Holding A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Holding”), together with its direct wholly owned subsidiaries LiqTech Ceramics A/S (“LiqTech Ceramics”), LiqTech Water A/S (“LiqTech Water”), LiqTech Plastics A/S (“LiqTech Plastics”), LiqTech Water Projects A/S ("LiqTech Water Projects”) and LiqTech Emission Control A/S (“LiqTech Emission Control”), all Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark, and LiqTech NA, Inc., a Delaware corporation (“LiqTech NA”). Collectively, LiqTech USA, LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Water Projects, LiqTech Emission Control and LiqTech NA are referred to herein as our “Subsidiaries”.

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

●

Focus on the development and sales of standardized water filtration and treatment systems. We will continue our focus on selling systems based on our unique SiC membranes, and we will also combine the ceramic membranes with other technologies to offer our customers complete filtration solutions. Moreover, we will continue developing smaller standard systems, like those for groundwater treatment and residential swimming pools.

Developments

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
					Period to Period Change
	2021	As a % of Sales	2020	As a % of Sales		Percent %
Revenue	3,997,877	100.0%	10,281,844	100.0%	(6,283,967)	(61.1)%
Cost of Goods Sold	3,883,262	97.1	7,642,768	74.3	(3,759,506)	(49.2)
Gross Profit	114,615	2.9	2,639,076	25.7	(2,524,461)	(95.7)

Operating Expenses
Selling expenses	1,009,498	25.3	676,800	6.6	332,698	49.2
General and administrative expenses	1,474,670	36.9	1,470,393	14.3	4,277	0.3
Research and development expenses	437,607	10.9	310,954	3.0	126,653	40.7
Total Operating Expenses	2,921,775	73.1	2,458,147	23.9	463,628	18.9

Income (Loss) from Operations	(2,807,160)	(70.2)	180,929	1.8	(2,988,089)	(1,651.5)

Other Income (Expense)
Interest and other income	-	-	4,490	0.0	(4,490)	(100.0)
Interest expense	(40,419)	(1.0)	(104,856)	(1.0)	64,437	(61.5)
Gain (Loss) on currency transactions	371,864	9.3	207,627	2.0	164,057	79.0
Total Other Income	331,365	8.3	107,261	1.0	224,004	208.8

Income (Loss) Before Income Taxes	(2,475,895)	(61.9)	288,190	2.8	(2,764,085)	(959.1)
Income Taxes Provision (Benefit)	(16,466)	(0.4)	(15,309)	(0.1)	(1,157)	0.1

Net Income (Loss)	(2,459,429)	(61.5)	303,499	3.0	(2,762,928)	(910.4)

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Revenues

Revenue for the three months ended March 31, 2021 was $3,997,877 compared to $10,281,844 for the same period in 2020, representing a decrease of $6,283,967, or 61%. The change in sales mainly consists of a decrease in liquid filters of $6,822,950, offset by an increase in plastics of $232,615 and an increase in DPFs of $371,002. The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the ongoing COVID-19 pandemic, which has resulted in significant restrictions and business limitations across the globe and caused a substantial decline in the demand and delivery of water treatment systems for the marine scrubber industry. The demand for our DPFs increased based on the positive interest in environmental solutions to reduce global CO2 emissions. The increase in sales of plastic components is related to the increased sales activity started in 2020.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $114,615 compared to gross profit of $2,639,076 for the same period in 2020, representing a decrease of $2,524,461, or 96%. The decrease in gross profit is due to the decline in sales of liquid filters and water treatment systems, where sales command a higher gross margin. Gross profit was further impaired by increased costs related to decisions made prior to the impact of COVID-19, when the Company had invested in the expansion and improvement of production facilities along with the hiring of additional employees. Included in the gross profit is depreciation of $471,885 and $416,265 for the three months ended March 31, 2021 and 2020, respectively.

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $2,921,775, representing an increase of $463,628, or 19%, compared to $2,458,147 for the same period in 2020.

Selling expenses for the three months ended March 31, 2021 were $1,009,498 compared to $676,800 for the same period in 2020, representing an increase of $332,698, or 49%. This change is attributable to the implementation of the growth strategy by adding additional sales employees, increasing from an average of 11 in 2020 to an average of 17 in 2021. Further the company has invested in additional marketing activities to help increase future sales.

General and administrative expenses for the three months ended March 31, 2021 were $1,474,670 compared to $1,470,393 for the same period in 2020, representing an increase of $4,277, or 0.3%. Included in general and administrative expenses is non-cash compensation of $102,388 and $141,222 for the three months ended March 31, 2021 and March 31, 2020, respectively, representing a decrease of $38,834, or 27%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Compensation for vesting of restricted stock awards issued to the Board of Directors	$49,376	$85,667
Compensation for vesting of restricted stock awards issued to management	53,012	55,555
Total non-cash compensation	$102,388	$141,222

Research and development expenses for the three months ended March 31, 2021 were $437,607 compared to $310,954 for the same period in 2020, representing an increase of $126,653, or 41%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry.

Net Income

Net income (loss) for the three months ended March 31, 2021 was $(2,459,429) compared to $303,499 for the comparable period in 2020, representing a decrease of $2,762,928.

This change was primarily attributable to the significant decrease in revenue due to decreased demand for marine scrubbers, higher relative costs of goods sold as a percentage of revenue due to investments in production capacity, and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production.

Liquidity and Capital Resources

Based on the still ongoing negative effects of the global pandemic, we are unable to predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity and cash flows due to uncertainties. Our compliance with the measures implemented to avoid the spread of the virus have had a material adverse impact on our financial results since March 2020. To the extent possible, we have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures along with the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for at least the next 12 months from the issuance of this report. In addition, as a result of the reduced order intake and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2021.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit amounting to DKK 20,000,000 ($3,000,000), which is used for a leasing arrangement and guarantees issued to customers for prepayments and for warranties after delivery. On March 31, 2021, we had cash of $10,657,307 and net working capital of $12,507,792, and on December 31, 2020, we had cash of $13,264,449 and net working capital of $15,839,992. On March 31, 2021, our net working capital had decreased by $3,332,200 compared to December 31, 2020 as a result of a reduction in cash and cash equivalents, account receivables, contract assets, account payables and other accrued expenses.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $1,500,000. Further, we have a guarantee for a specific project delivered in 2016 of DKK 94,620 (approximately $14,917 on March 31, 2021) with a bank, subject to certain base limitations. This line of credit is guaranteed by Vækstfonden (the Danish state's investments fund) and is secured by certain assets of LiqTech Water such as receivables, inventory, and equipment.

Cash Flows

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Cash provided (used) by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the three months ended March 31, 2021 was $1,303,890, representing a decrease of $653,780 compared to cash used by operating activities of $1,957,670 for the three months ended March 31, 2020. The cash used by operating activities for the three months ended March 31, 2021 consists mainly of the net loss for the period of $(2,459,429) adjusted for depreciation and other non-cash related items of $717,139. Further changes in assets and liabilities include decreased accounts receivables of $657,926, a decline in contract assets/liabilities of $914,006, and tax refunds of $336,232, offset by a decrease in accrued expenses of $492,028 and decrease in accounts payable of $372,530.

Net cash used in investing activities was $414,875 for the three months ended March 31, 2021 as compared to net cash used in investing activities of $1,067,699 for the three months ended March 31, 2020, representing a decrease of $652,824. The investing activities include the purchase of property and equipment primarily related to the installation of new furnaces in Ballerup to increase production capacity.

Cash used in financing activities was $101,192 for the three months ended March 31, 2021 as compared to net cash used by financing activities of $8,434 for the three months ended March 31, 2020. This change of $92,758 was mainly due to start-up of the finance lease agreement for the furnaces.

Off Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Subsequent Events

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount Senior Convertible Note due 2023 and an aggregate of 80,000 shares of common stock, par value $0.001 per share for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement. The closing occurred on April 8, 2021 and the Company issued to the investor the securities in connection with the closing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting, described below. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2021 for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company has hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2021 by improving competencies and processes. Further, an investment in a new ERP system has been made along with other supporting IT systems to support the controls and processes of the Company, and these investments are an important part of the remediation of the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

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

LiqTech International, Inc.

Dated: May 12, 2021	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2021	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)