Form 10-Q
period 2021-06-30
LIQTECH INTERNATIONAL INC
filed 2021-08-16
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended June 30, 2021

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

As of August 16, 2021, there were 21,777,373 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2021

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the anticipated impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	Our dependence on a few major customers and our ability to develop and maintain relationships with additional customers;

●	Our anticipated need to raise funds through equity offerings or debt financings;

●	The expected impact on demand for our products due to limited marine transportation of goods in response to the COVID-19 pandemic;

●	The potential impact on our business operations of changes in national, regional, and global economic, legislative, and political landscapes;

●	Our dependence on experienced managers to attract and retain qualified personnel;

●	Our need and ability to hire additional qualified personnel as our business expands;

●	The dependence of our growth on the availability of funding for emissions control programs and the enforcement of emissions-related environmental regulations;

●	Our ability to manage our future growth through operational or financial system adaptations and by training an expanding employee base;

●	Our ability to adapt our products to adhere to evolving governmental emission-related standards;

●	Our ability to establish and enforce intellectual property rights and to prevent the disclosure or publication of our trade secrets and other confidential information;

●	Our ability to retain intellectual property that we develop during performance of our contracts with private and governmental third parties;

●	The potential cost and outcome of adversarial intellectual property litigation;

●	The possibility that customers may find our competitors’ products acceptable or superior to ours, which may adversely impact our sales;

●	The dependence of our manufacture and supply of products on our ability to source raw materials at acceptable prices;

●	The impact on our financial performance of foreign currency rate fluctuation;

●	The risk of liability arising from claims of environmental damage, personal injury, and property damages in connection with our manufacturing operations;

●	The ability of an investor to obtain or enforce within the United States any judgment against us or our directors and assets located outside the United States;

●

Our realization of the expected benefits of our subsidiary’s active joint venture agreement to supply and operate water treatment systems for Middle Eastern oil and gas producers, or other joint ventures agreements we may enter into in the future;

●

Our ability to maintain and assess the effectiveness of our internal control over financial reporting, and in turn, our ability to make and disclose accurate financial reports, which may impact the market price of our stock and investor confidence in the reliability of our financial reports;

●	Our ability to maintain the security and integrity of our information technology systems;

●	The dilutive effect of an issuance of common or preferred stock in connection with future equity financing or equity debt agreements;

●	The fluctuation and volatility of the market price of our common stock; and

●

Such other factors as discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Any forward-looking statement made by us herein speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current Assets:
Cash, Cash equivalents and Restricted cash	$25,116,746	$13,264,449
Accounts receivable, net of allowance for doubtful accounts of $532,822 and $498,044 at June 30, 2021 and December 31, 2020, respectively	2,404,608	3,129,109
Inventories, net of allowance for excess and obsolete inventory of $622,403 and $723,949 at June 30, 2021 and December 31, 2020, respectively	5,574,487	5,522,038
Contract assets	1,787,259	2,708,136
Prepaid expenses and other current assets	828,881	1,031,194

Total Current Assets	35,711,981	25,654,926

Long-Term Assets:
Property and Equipment, net of accumulated depreciation of $8,099,277 and $8,908,145 at June 30, 2021 and December 31, 2020, respectively	9,823,625	10,321,511
Operating lease right-of-use assets	4,678,293	4,947,734
Deposits and other assets	530,419	545,673
Intangible assets, net of accumulated amortization of $317,395 and $269,441 at June 30, 2021 and December 31, 2020, respectively	408,186	480,060
Goodwill	251,928	260,233

Total Long-Term Assets	15,692,451	16,555,211

Total Assets	$51,404,432	$42,210,137

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,761,217	$2,332,151
Accrued expenses	5,925,004	4,908,961
Current portion of finance lease obligations	387,999	394,839
Current portion of operating lease liabilities	698,645	1,026,235
Current portion of Convertible Note payable	3,360,000	-
Contract liabilities	1,907,343	1,152,748

Total Current Liabilities	14,040,208	9,814,934

Convertible Note payable, net of discount of $2,796,591 and $0 at June 30, 2021 and December 31, 2020, respectively	10,643,409	-
Deferred tax liability	267,564	305,167
Other liabilities, net of current portion	579,482	-
Finance lease obligations, net of current portion	2,817,567	3,112,496
Operating lease liabilities, net of current portion	3,979,648	4,159,225

Total Long-term Liabilities	18,287,670	7,576,888

Total Liabilities	32,327,878	17,391,822

Stockholders' Equity:
Series A Mandatory Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock; par value $0.001, 100,000,000 shares authorized, 21,777,373 and 21,655,461 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	21,777	21,655
Additional paid-in capital	70,656,769	69,897,698
Accumulated deficit	(47,612,505)	(42,054,968)
Accumulated other comprehensive loss	(3,989,487)	(3,046,070)

Total Stockholders' Equity	19,076,554	24,818,315

Total Liabilities and Stockholders' Equity	$51,404,432	$42,210,137

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$4,016,563	$4,641,483	$8,014,440	$14,923,327
Cost of Goods Sold	3,695,853	4,147,020	7,579,115	11,789,788

Gross Profit	320,710	494,463	435,325	3,133,539

Operating Expenses:
Selling expenses	1,202,586	605,947	2,212,084	1,282,747
General and administrative expenses	1,247,132	1,509,772	2,721,802	3,059,530
Research and development expenses	434,629	316,559	872,236	627,513

Total Operating Expense	2,884,347	2,432,278	5,806,122	4,969,790

Loss from Operations	(2,563,637)	(1,937,815)	(5,370,797)	(1,836,251)

Other Income (Expense)
Interest and other income	-	247	-	4,737
Interest expense	(215,598)	(36,047)	(256,017)	(61,538)
Amortization discount on Convertible Note	(251,804)	-	(251,804)	-
Fair value adjustment of warrants	-	(236,900)	-	(236,900)
Gain (Loss) on currency transactions	(83,696)	(368,561)	287,988	(160,934)
Gain on sale of fixed assets	1,134	-	1,134	-

Total Other Income (Expense)	(549,964)	(641,261)	(218,699)	(454,635)

Loss Before Income Taxes	(3,113,601)	(2,579,076)	(5,589,496)	(2,290,886)

Income Tax Benefit	(15,493)	(15,265)	(31,959)	(30,574)

Net Loss	$(3,098,108)	$(2,563,811)	$(5,557,537)	$(2,260,312)

Basic and Diluted Loss Per Share	$(0.14)	$(0.12)	$(0.26)	$(0.11)

Basic and Diluted Weighted Average Common Shares Outstanding	21,769,461	20,963,186	21,723,578	20,758,855

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Loss	(3,098,108)	(2,563,811)	(5,557,537)	(2,260,312)

Other Comprehensive Income - Currency Translation, Net	368,104	739,777	(943,417)	243,818

Total Comprehensive Loss	$(2,730,004)	$(1,824,034)	$(6,500,954)	$(2,016,494)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended June 30, 2021 and June 30, 2020

					Accumulated Other
			Additional		Compre-
	Common Stock		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	41,912	42	(42)			-

Stock-based compensation			102,388			102,388

Currency translation, net					(1,311,521)	(1,311,521)

Net Loss				(2,459,429)		(2,459,429)

BALANCE, March 31, 2021	21,697,373	21,697	70,000,044	(44,514,397)	(4,357,591)	21,149,753

Common stock issued as commitment fee for Convertible Note	80,000	80	531,649			531,729

Stock-based compensation			125,076			125,076

Currency translation, net					368,104	368,104

Net Loss				(3,098,108)		(3,098,108)

BALANCE, June 30, 2021	21,777,373	21,777	70,656,769	(47,612,505)	(3,989,487)	19,076,554

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common stock issued in settlement of RSUs	8,212	8	44,992			45,000

Stock-based compensation			96,222			96,222

Currency translation, net					(495,959)	(495,959)

Net Income				303,499		303,499

BALANCE, March 31, 2020	20,555,880	20,556	61,539,364	(31,943,109)	(6,662,518)	22,954,293

Common stock issued in settlement of RSUs	8,333	8	(8)			-

Common shares issued for cash at $5.00 per share, net of offering cost of $680,952	1,085,000	1,085	4,742,963			4,744,048

Stock-based compensation			82,335			82,335

Currency translation, net					739,777	739,777

Net Loss				(2,563,811)		(2,563,811)

BALANCE, June 30, 2020	21,649,213	21,649	66,364,654	(34,506,920)	(5,922,741)	25,956,642

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(5,557,537)	$(2,260,312)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,298,815	1,183,441
Amortization of discount on convertible notes payable	251,804	-
Stock-based compensation	227,464	223,557
Change in fair value of warrant liability	-	236,900
Change in deferred tax asset / liability	(31,959)	(30,574)
Gain on sale of fixed assets	(1,134)	-
Changes in assets and liabilities:
Accounts receivable	633,533	1,820,234
Inventory	(231,899)	(157,376)
Contract assets	855,558	1,141,799
Prepaid expenses and other current assets	174,731	(184,328)
Accounts payable	(504,841)	(2,265,228)
Accrued expenses	1,754,808	1,986,152
Operating lease liabilities	(582,679)	(366,198)
Contract liabilities	803,077	(98,131)

Total Adjustments	4,647,278	3,490,248

Net Cash provided by (used in) Operating Activities	(910,259)	1,229,936

Cash Flows from Investing Activities:
Purchase of property and equipment	(718,366)	(2,171,172)
Purchase of other intangible assets	-	(23,446)
Proceeds from sale of fixed assets	1,134	-

Net Cash used in Investing Activities	(717,232)	(2,194,618)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(192,504)	(16,973)
Proceeds from convertible notes payable, net	14,283,333	-
Proceeds from issuance of prefunded warrants	-	2,575,000
Proceeds from issuance of common stock, net	-	4,744,048

Net Cash provided by Financing Activities	14,090,829	7,302,075

Gain (Loss) on Currency Translation	(611,041)	108,944

Net change in Cash, Cash Equivalents and Restricted Cash	11,852,297	6,446,337

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	13,264,449	9,783,932

Cash, Cash Equivalents and Restricted Cash at End of Period	$25,116,746	$16,230,269

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$79,448	$45,471
Income Taxes	$-	$-

Non-cash financing activities
Original issue discount on convertible note	1,800,000	-
Convertible Note debt conversion feature	3,048,396	-
Debt issuance costs on convertible note	716,667	-
Common Stock issued for conversion of convertible note	531,729	-

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

LiqTech Holding A/S (formerly known as LiqTech International A/S), a Danish corporation, incorporated on January 15, 2000 (“LiqTech Holding”), a 100% owned subsidiary of LiqTech USA, handling all joint group activities such as management, marketing, finance, IT, etc.

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

Reclassification – Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive income (loss), the company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The Functional Currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the six months ended June 30, 2021 and 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company held $1,500,000 and $1,515,620, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders. The Company had no balances held in a financial institution in the United States in excess of federally insured amounts at June 30, 2021 and December 31, 2020.

Accounts Receivable -- Account receivable consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence.

The roll-forward of the allowance for doubtful accounts for the period ended June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Allowance for doubtful accounts at the beginning of the period	$498,044	$612,434
Bad debt expense	76,280	320,270
Receivables written off during the periods	(24,895)	(484,265)
Effect of currency translation	(16,607)	49,605
Allowance for doubtful accounts at the end of the period	$532,822	$498,044

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

Contracts Assets – Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. When the Company issues invoices to the customer and the billing is higher than the capitalized Contract assets, the net amount is transferred to Contract liabilities. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement.

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

Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, primarily using expected category expansion, pricing, market segment fundamentals, and general economic conditions.

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

The Company sells products throughout the world; sales by geographical region are as follows for the three and six months ended June 30, 2021 and 2020:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
United States and Canada	$195,611	$307,480	$361,199	$433,962
Australia	235,157	61,706	259,851	103,961
South America	596	12,043	596	22,939
Asia	1,223,875	292,756	2,329,217	2,326,044
Europe	2,361,324	3,967,498	5,063,577	12,036,421
	$4,016,563	$4,641,483	$8,014,440	$14,923,327

The Company’s sales by product line are as follows for the three and six months ended June 30, 2021 and 2020:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Liquid filters and systems	$1,080,004	$2,551,710	$2,237,340	$10,531,998
Diesel particulate filters	1,810,743	1,160,695	3,741,807	2,720,757
Plastic components	1,016,370	762,384	1,830,396	1,343,794
Development projects	109,446	166,694	204,897	326,778
	$4,016,563	$4,641,483	$8,014,440	$14,923,327

For liquid filters and systems, membranes, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

Aftermarket sales represent parts, extended warranties, and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract.

The Company has received long-term contracts for grants from government entities for the development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work, or when services are provided, or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our balance sheet as Contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our balance sheet as Contract liabilities.

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

The roll-forward of Contract assets / liabilities for the period ended June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Cost incurred	$3,894,477	$3,997,161
Unbilled project deliveries	524,288	1,015,977
VAT	287,773	446,608
Other receivables	110,364	75,010
Prepayments	(4,121,938)	(3,112,118)
Deferred Revenue	(815,048)	(866,680)
	$(120,084)	$1,555,958

Distributed as follows:
Contract assets	$1,787,259	$2,708,136
Contract liabilities	(1,907,343)	(1,152,178)

$(120,084)	$1,555,958

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended June 30, 2021 and 2020 respectively, were $42,843 and $36,786. Total advertising costs amounted to $125,235 and $62,023 for the six months ended June 30, 2021 and 2020, respectively. Advertising cost has increased in 2021 due to the increased investment in sales and branding activities especially within SoMe advertising activities.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three-month period ended June 30, 2021 and 2020 were $434,629 and $316,559, respectively, of research and development costs. For the six month periods ended June 30, 2021 and 2020, research and development costs were $872,236 and $627,513.

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

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $125,076 and $82,335 have been recognized for the vesting of options and stock awards granted to Directors and management for the three-month periods ended June 30, 2021 and 2020, respectively. For the six month periods ended June 30, 2021 and 2020, stock-based compensation was $227,464 and $223,557 respectively.

Warrant Liability -- The Company issued common stock warrants in May 2020 in conjunction with an equity financing. In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants was initially classified as a liability on the Company’s Consolidated Balance Sheet because, according to the original terms of the warrants, a fundamental transaction could have given rise to an obligation of the Company to pay cash to its warrant holders, which was outside of the control of the Company. On August 12, 2020, the terms of the prefunded warrant were amended and the potential obligation of the Company to pay cash to its warrant holders was removed. From the date of the execution of the amended warrant, it qualifies as an equity instrument and the liability measured at fair value on August 12, 2020 of $3,476,250 has been reclassified to the Company´s Equity. Corresponding changes in the fair value measurement of the warrants are recognized in earnings on the Company’s Consolidated Statement of Operations in each subsequent period.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, accrued expenses and convertible notes payable approximate their recorded values due to their short-term maturities.

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

Recent Accounting Pronouncements – In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods, and early adoption is permitted in annual reporting periods ending after December 15, 2020. We are still assessing the impact of ASU 2020-06 on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rates expected to be discontinued. This ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We have adopted the new standard effective January 1, 2021, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Furnace parts and supplies	$417,608	$471,622
Raw materials	2,581,670	1,955,713
Work in process	2,004,560	2,394,481
Finished goods and filtration systems	1,193,052	1,424,171
Reserve for obsolescence	(622,403)	(723,949)
Net Inventory	$5,574,487	$5,522,038

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

During the three months ended June 30, 2021, cash paid for amounts included for the measurement of finance lease liabilities was $239,818, and the Company recorded finance lease expenses included in other income (expenses) of $122,838.

During the six months ended June 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $545,872, and the company recorded operating lease expense of $504,859.

Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 was as follows

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use	$4,678,293	$4,947,734

Operating lease liabilities - current	$698,645	$1,026,235
Operating lease liabilities – long-term	3,979,648	4,159,225
Total operating lease liabilities	$4,678,293	$5,185,460

Finance leases:
Property and equipment, at cost	$4,665,397	$4,819,201
Accumulated depreciation	(1,419,620)	(1,389,488)
Property and equipment, net	$3,245,777	$3,429,713

Finance lease liabilities - current	$387,999	$394,839
Finance lease liabilities – long-term	2,817,567	3,112,496
Total finance lease liabilities	$3,205,566	$3,507,335

Weighted average remaining lease term:
Operating leases	9.8	10.0
Finance leases	6.3	6.9

Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	2.9%	2.8%

Maturities of lease liabilities at June 30, 2021 were as follows:

	Operating lease	Finance lease
2021 (remaining 6 months)	$488,964	$236,491
2022	932,806	471,310
2023	831,117	466,378
2024	673,369	467,383
2025	350,996	463,574
Thereafter	2,969,711	1,447,967
Total payment under lease agreements	6,246,963	3,553,103
Less imputed interest	(1,568,670)	(347,537)
Total lease liability	$4,678,293	$3,205,566

NOTE 4 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guaranteed credit line of DKK10,000,000 (approximately $1,650,000). As of June 30, 2021 our bank has issued working guaranties of $537,448 for our customer based on the credit line. The credit line is secured by a cash deposit of $1,500,000.

NOTE 5 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, we entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount Senior Convertible Note due October 1, 2023 and 80,000 shares of Common Stock for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note is a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity on October 1, 2023, or earlier upon redemption or repurchase as set forth in the Note. The Note is convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate is 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate is subject to anti-dilution adjustments including for stock dividends, splits and combinations; issuances of options, warrants or similar rights, spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company shall be required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share.

The Note has interest payable quarterly beginning June 1, 2021 at a rate of 5% per annum. The number of shares issuable if the Company elects to pay interest in shares of Common Stock shall be based on the Market Price.

The components of the Convertible Note are as follows:

	June 30, 2021	December 31, 2020
Convertible Note	$16,800,000	-
Less: unamortized debt issuance costs	(2,796,591)	-
Convertible Note payable	$14,003,409	$-

Current portion of Convertible Note payable	3,360,000	-
Convertible Note payable, less current portion	10,643,409	-
Convertible Note payable	$14,003,409	$-

For the three and six months ended June 30, 2021 and 2020, the Company recognized interest expense of $422,638 and $0, respectively, of which $251,804 and $0, respectively, was related to the amortization of debt issuance costs.

NOTE 6 - AGREEMENTS AND COMMITMENTS

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

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three-month periods ended June 30, 2021 and 2020, matching contributions expensed totaled $0 and $3,949 respectively. For the six months ended June 30, 2021 and 2020, matching contributions were expensed and totaled $718 and $6,984, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018, a former supplier to LiqTech Ceramics contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an agreement from 2016 had not been respected. The Company contested the claim but in December 2020 the court ruled in favor of the supplier and LiqTech was ordered to pay an amount totaling DKK 587,000 ($96,900) which included interest and court fees that were expensed in 2020. The amount was paid in January 2021.

On February 27, 2019, LiqTech Water was contacted by a former supplier alleging that the Company owed DKK 543,905 ($89,800) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered, and the claim was rejected by a court of law in 2018. Due to the nature of the claim and the previous ruling from the court of law, no provision has been made as of June 30, 2021.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Balance at January 1	$1,056,613	$813,288
Warranty costs charged to cost of goods sold	51,552	348,241
Utilization charges against reserve	(102,455)	(199,624)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(33,015)	94,708
Balance at the end of the period	$972,695	$1,056,613

NOTE 7 - EARNINGS PER SHARE

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

For the period ended June 30, 2021, the Company had 145,460 stock grants outstanding to issue Common Stock (“RSUs”). Further, the Company had 515,000 prefunded warrants outstanding to issue Common Stock.

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Net Income (Loss) attributable to LiqTech International Inc.	$(5,557,537)	$(2,260,312)
Weighted average number of common shares used in basic earnings per share	21,723,578	20,758,855
Effect of dilutive securities, stock options, RSUs, and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	21,723,578	20,758,855

For the six months ended June 30, 2021, the Company had no options outstanding to purchase common stock. For the six months ended June 30, 2020, the Company had 25,000 options outstanding to purchase common stock at $2.96 per share.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 100,000,000 authorized shares of common stock, $0.001 par value ("Common Stock"). As of June 30, 2021 and 2020, respectively, there were 21,777,373 and 21,649,213 common shares issued and outstanding.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of June 30, 2021, there were no mandatory convertible preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2021, the Company has made the following issuances of common stock:

On January 6, 2021, the Company issued 11,218 shares of Common Stock to settle RSUs. The RSUs were valued at $70,000 for services provided by the Board of Directors in 2020. The Company recognized the stock-based compensation of the award over the requisite service period.

On February 26, 2021, the Company issued 30,694 shares of Common Stock to settle RSUs. The RSUs were valued at $166,667 for services provided by management in 2020. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On April 9, 2021, the Company issued 80,000 restricted shares of Common Stocks pursuant to the Convertible Note agreement executed on April 8, 2021.

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

The following is a summary of the periodic changes in warrants outstanding for the six months ended June 30, 2021:

2021
Warrants outstanding at January 1	515,000
Exercises and conversions	-
Warrants outstanding at June 30	515,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At June 30, 2021, 145,460 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: (i) an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $35,000 ($70,000 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares of Common Stock to management for 2020 as part of the Incentive Plan, totaling 40,432 shares that vest over a three-year period.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $125,076 and $82,335 for the three-month periods ended June 30, 2021 and 2020, respectively. For the six months period ended June 30, 2021 and 2020 respectively, the stock-based compensation related to share grants was $227,464 and $223,557. On June 30, 2021, the Company had $771,035 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSU's as of June 30, 2021 and changes during the period are presented below:

	June 30, 2021
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2020	128,299	$5.79	$283,541
Granted	59,073	8.90	-
Vested and settled with share issuance	(41,912)	(5.65)	-
Forfeited	-	-	-
Outstanding, June 30, 2021	145,460	$7.09	$33,456

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. On June 30, 2021, no options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 9 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Customer A	12%	-	11%	-%
Customer B	-	18%	-	30%
Customer C	-	15%	-	13%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivables:

	June 30, 2021	December 31, 2020
Customer A	12%	16%
Customer B	-	39%
Customer D	12%	12%

* Zero or less than 10%

As of June 30, 2021, approximately 99% of the Company’s assets were located in Denmark and 1% in the United States. As of December 31, 2020, approximately 100% of the Company’s assets were located in Denmark and 0% in the United States.

NOTE 10 – SEGMENT REPORTING

The Company operates in three main segments: Water, Ceramics and Plastics. With effect from January 1, 2020, the group structure was changed as shared group activities were transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Water	$1,152,422	$2,395,458	$2,309,758	$10,307,261
Ceramics	2,102,693	1,614,135	4,033,757	4,063,731
Plastics	1,064,219	911,751	1,966,388	1,716,914
Segment elimination	(302,771)	(279,861)	(295,463)	(1,164,579)
Total consolidated Revenue	4,016,563	4,641,483	8,014,440	14,923,327

For the three-month periods ended June 30, 2021 consolidated revenue declined by $624,920, corresponding to 13%, compared to the same period in 2020. Revenue from the Water segment declined by $1,243,036 as a result of the negative impact of the ongoing COVID-19 pandemic, which has caused a substantial decline in the demand and delivery of water treatment systems for the marine scrubber industry. Revenue from the Ceramics segment increased by $488,558 as a result of increased demand for our Diesel particulate filters and membranes used in various environmental solutions for the reduction of global CO2 emissions. Revenue in the Plastics segment increased by $152,468 due to the increase in sales activities which has brought in an increased number of new customers.

The consolidated revenue for the six months ended June 30, 2021 declined by $6,908,887 compared to the same period in 2020. The decline was primarily attributable to the Water segment, where revenue declined by $7,997,503. For Ceramics and Plastics, the revenue increased slightly for the six months ended June 30, 2021 compared to the same period in 2020, while revenue from Other increased significantly as this is mainly intercompany invoicing of management fees to the other segments as part of the new group structure that was implemented in 2020. For 2020 the related management fee was invoiced in the last quarter of 2020 and comparison is therefore not possible for Other revenue.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (Loss)
Water	$(944,122)	$(506,209)	$(1,580,562)	$110,758
Ceramics	(1,457,862)	(874,606)	(1,882,398)	(975,701)
Plastics	(275,324)	(35,809)	(528,303)	(67,656)
Other	(420,800)	(1,147,187)	(1,566,274)	(1,327,713)
Total consolidated Loss	(3,098,108)	(2,563,811)	(5,557,537)	(2,260,312)

Loss for the three-month periods ended June 30, 2021 was $(3,098,108) compared to $(2,563,811) for the corresponding period in 2020. The greater loss in the current year is mainly related to the Water segment due to the significant decline in revenue as noted above. Further, Water, Ceramics and Plastics have each been charged with intercompany management fees in the three-month period ended June 30, 2021 while the related management fee was invoiced in the last quarter of 2020 covering the full year. The loss for the three-month period ended June 30, 2021 is therefore not fully comparable with the corresponding loss for the three-month period ended June 30, 2020.

Income (Loss) for the six-month period ended June 30, 2021 was $(5,557,537) compared to $(2,260,312) for the corresponding period in 2020. The greater loss in the current year is mainly related to the Water segment due to the significant decline in revenue as noted above. Further, Water, Ceramics and Plastics have each been charged with intercompany management fees in the six-month period ended June 30, 2021 while the related management fee was invoiced in the last quarter of 2020 covering the full year. The loss for the six-month period ended June 30, 2021 is therefore not fully comparable with the corresponding loss for the six month periods ended June 30, 2020.

	For the period ended
Total assets	June 30, 2021	December 31, 2020
Water	$12,166,764	$14,033,107
Ceramics	15,747,698	16,734,371
Plastics	2,352,040	2,022,381
Other	21,137,930	9,420,278
Total consolidated assets	$51,404,432	$42,210,137

Total segment assets have increased from $42,210,137 at June 30, 2020 to $51,404,432 at June 30, 2021. The increase is especially related to the increased cash and cash equivalents as a result of proceeds from the issuance of the Convertible Note in April 2021. Segment assets in Water have decreased especially due to a decline in account receivables and contract assets as a result of the significant decline in activity.

NOTE 11 - SUBSEQUENT EVENTS

None.

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

The following table sets forth our revenues, expenses and net income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
					Period to Period Change
	2021	As a % of Sales	2020	As a % of Sales	Variance	Percent %
Revenue	4,016,563	100.0%	4,641,483	100.0%	(624,920)	(13.5)%
Cost of Goods Sold	3,695,853	92.0	4,147,020	89.3	(451,167)	(10.9)
Gross Profit	320,710	8.0	494,463	10.7	(173,753)	(35.1)

Operating Expenses
Selling expenses	1,202,586	29.9	605,947	13.1	596,639	98.5
General and administrative expenses	1,247,132	31.0	1,509,772	32.5	(262,640)	(17.4)
Research and development expenses	434,629	10.8	316,559	6.8	118,070	37.3
Total Operating Expenses	2,884,347	71.8	2,432,278	52.4	452,069	18.6

Loss from Operation	(2,563,637)	(63.8)	(1,937,815)	(41.7)	(625,822)	32.3

Other Income (Expense)
Interest and other income	-	-	247	0.0	(247)	(100.0)
Interest (expense)	(215,598)	(5.4)	(36,047)	(0.8)	(179,551)	498.1
Amortization discount, Convertible Note	(251,804)	(6.3)	-	-	(251,804)	-
Fair value adjustment of warrants	-	-	(236,900)	(5.1)	236,900	(100.0)
Gain (loss) on currency transactions	(83,696)	(2.1)	(368,561)	(7.9)	284,865	(77.3)
Gain (loss) on sale of fixed assets	1,134	0.0	-	-	1,134	-
Total Other Income (Expense)	(549,964)	(13.7)	(641,261)	(13.8)	91,297	(14.2)

Loss Before Income Taxes	(3,113,601)	(77.5)	(2,579,076)	(55.6)	(534,525)	20.7
Income Tax Benefit	(15,493)	(0.4)	(15,265)	(0.3)	(228)	0.0

Net Loss	(3,098,108)	(77.1)	(2,563,811)	(55.2)	(534,297)	20.8

Revenues

Revenue for the three months ended June 30, 2021 was $4,016,563 compared to $4,641,483 for the same period in 2020, representing a decrease of $624,920, or 13%. The change in sales mainly consists of a decrease in liquid filters and water treatment systems of $1,471,707, offset by an increase in sale of plastic components of $253,986 and DPFs and membranes of $650,048. The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the ongoing COVID-19 pandemic, which has resulted in significant restrictions and business limitations across the globe and has caused a substantial decline in the demand and delivery of water treatment systems for the marine scrubber industry. The demand for our DPFs and membranes increased by 56% based on the favorable customer interest in environmental solutions to reduce global CO2 emissions. The increase in sales of plastic components is related to the onset of more programmatic sales efforts that started in 2020 and realized favorable effects in 2021.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $320,710 compared to gross profit of $494,463 for the same period in 2020, representing a decrease of $173,753, or 35%. The decrease in gross profit is due largely to the decline in sales of liquid filters and water treatment systems, where sales command a higher gross margin. Additionally, gross profit in the water treatment business has been negatively impacted by more competitive market pricing during the COVID-19 economic downturn. Gross profit was further impaired by increased costs related to decisions made prior to the impact of COVID-19, when the Company had invested in the expansion and improvement of production facilities along with the hiring of additional employees. Included in the gross profit is depreciation of $512,736 and $491,374 for the three months ended June 30, 2021 and 2020, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2021 were $2,884,347, representing an increase of $452,069, or 19%, compared to $2,432,278 for the same period in 2020.

Selling expenses for the three months ended June 30, 2021 were $1,202,586 compared to $605,947 for the same period in 2020, representing an increase of $596,639, or 98%. This change is attributable to the hiring of additional sales employees to implement our growth strategy, increasing from an average of 11 in 2020 to an average of 20 in 2021. Further the company has invested in additional marketing activities to help increase future sales.

General and administrative expenses for the three months ended June 30, 2021 were $1,247,132 compared to $1,509,772 for the same period in 2020, representing a decrease of $262,640, or 17%. This change is attributable to various cost saving initiatives, including a reduction of the number of administrative employees from an average of 24 in 2020 to an average of 13 in 2021. Included in general and administrative expenses is non-cash compensation of $125,076 and $82,335 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $42,741, or 52%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	June 30,	June 30,
	2021	2020
Compensation for vesting of restricted stock awards issued to the Board of Directors	$49,375	$40,668
Compensation for vesting of restricted stock awards issued to management	75,701	41,667
Total Non-Cash Compensation	$125,076	$82,335

Research and development expenses for the three months ended June 30, 2021 were $434,629 compared to $316,559 for the same period in 2020, representing an increase of $118,070, or 37%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry and other markets.

Other Income (Expenses)

Other Income (Expenses) for the three months ended June 30, 2021 was $(549,964) compared to $(641,261) for the comparable period in 2020, representing a favorable variance of $91,297. The decrease in Other Income (Expenses) is mainly caused by a reduction in loss on currency transactions as a result of a less volatile development in the DKK/USD currency rate during the period. Included in Other Income (Expenses) is an expense of $251,804 related to the amortization of discount and interest expenses of $170,834 related to the Convertible Note issued in April 2021.

Net Loss

Net loss for the three months ended June 30, 2021 was $(3,098,108) compared to $(2,563,811) for the comparable period in 2020, representing an unfavorable variance of $534,297.

This change was primarily attributable to the decrease in revenue due to reduced demand for marine scrubbers, higher relative costs of goods sold as a percentage of revenue due to investments in production capacity, and the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

The following table sets forth our revenues, expenses and net income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
					Period to Period Change
	2021	As a % of Sales	2020	As a % of Sales	$	Percent %
Revenue	8,014,440	100.0%	14,923,327	100.0%	(6,908,887)	(46.3)%
Cost of Goods Sold	7,579,115	94.6	11,789,788	79.0	(4,210,673)	(35.7)
Gross Profit	435,325	5.4	3,133,539	21.0	(2,698,214)	(86.1)

Operating Expenses
Selling expenses	2,212,084	27.6	1,282,747	8.6	929,337	72.4
General and administrative expenses	2,721,802	34.0	3,059,530	20.5	(337,728)	(11.0)
Research and development expenses	872,236	10.9	627,513	4.2	244,723	39.0
Total Operating Expenses	5,806,122	72.4	4,969,790	33.3	836,332	16.8

Loss from Operations	(5,370,797)	(67.0)	(1,836,251)	(12.3)	(3,534,546)	192.5

Other Income (Expense)
Interest and other income	-	-	4,737	0.0	(4,737)	(100.0)
Interest expense	(256,017)	(3.2)	(61,538)	(0.4)	(194,479)	316.0
Amortization discount, Convertible Note	(251,804)	(3.1)	-	-	(251,804)	-
Fair value adjustment of warrants	-	-	(236,900)	(1.6)	236,900	(100.0)
Loss on currency transactions	287,988	3.6	(160,934)	(1.1)	448,922	(278.9)
Gain (loss) on sale of fixed assets	1,134	0.0	-	-	1,134	-
Total Other Income (Expense)	(218,699)	(2.7)	(454,635)	(3.0)	235,936	(51.9)

Loss Before Income Taxes	(5,589,496)	(69.7)	(2,290,886)	(15.4)	(3,298,610)	144.0
Income Tax Benefit	(31,959)	(0.4)	(30,574)	(0.2)	(1,385)	4.5

Net Loss	(5,557,537)	(69.3)	(2,260,312)	(15.1)	(3,297,225)	145.9

Revenues

Revenue for the six months ended June 30, 2021 was $8,014,440 compared to $14,923,327 for the same period in 2020, representing a decrease of $6,908,887, or 46%. The change in revenue consists of a decrease in sales of liquid filters and water treatment systems of $8,294,657, offset by an increase of sales in DPFs and membranes of $1,021,050 and an increase in sales of plastic components of $486,601. The decrease in demand for our liquid filters and water treatment systems is mainly due to impacts of the ongoing COVID-19 pandemic, which have resulted in significant restrictions and business limitations across the globe causing a significant decline in delivery of water treatment systems for the marine scrubber industry. The demand for our DPFs and membranes increased by 38% based on favorable customer interest in environmental solutions to reduce global CO2 emissions. The increase in sales of plastic components is related to the onset of more programmatic sales efforts that started in 2020 and realized favorable effects in 2021.

Gross Profit

Gross profit for the six months ended June 30, 2021 was $435,325 compared to gross profit of $3,133,539 for the same period in 2020, representing a decrease of $2,698,214, or 86.1%. The decrease in gross profit is largely due to the decline in sales of liquid filters and water treatment systems, where sales command a higher gross margin. Additionally, gross profit in the water treatment business has been negatively impacted by more competitive market pricing during the COVID-19 economic downturn. Included in the gross profit is depreciation of $967,055 and $907,639 for the six months ended June 30, 2021 and 2020, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2021 were $5,806,122, representing an increase of $836,332, or 17%, compared to $4,969,790 for the same period in 2020.

Selling expenses for the six months ended June 30, 2021 were $2,212,084 compared to $1,282,747 for the same period in 2020, representing an increase of $929,337, or 72.4%. This change is attributable to the addition of new sales employees from an average of 12 in 2020 to an average of 19 in 2021. Further the Company has invested significantly in other sales and marketing activities including increased on-line advertising, a new CRM software, additional sales agents in various countries, and other measures.

General and administrative expenses for the six months ended June 30, 2021 were $2,721,802 compared to $3,059,530 for the same period in 2020, representing a decrease of $337,728, or 11%. This change is attributable to the various cost saving programs introduced as a result of the COVID-19 impact on the business. The primary impact is from the reduction in the number of administrative employees that decreased from 25 in 2020 to 13 in 2021. Included in general and administrative expenses is Non-cash compensation expenses, that were $227,464 and $223,557 for the six months ended June 30, 2021 and June 30, 2020, respectively, representing an increase of $3,907 or 2%, attributable to increased stock grants to members of the management, offset by reduced stock grants to the Board.

The following is a summary of non-cash compensation:

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
Compensation for vesting of restricted stock awards issued to the Board of Directors	$98,750	$126,334
Compensation for vesting of restricted stock awards issued to management	128,714	97,223
Total Non-Cash Compensation	$227,464	$223,557

Research and development expenses for the six months ended June 30, 2021 were $872,236 compared to $627,513 for the same period in 2020, representing an increase of $244,723, or 39%. This change is attributable to an increase in the number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry and other activities.

Net Loss

Net loss for the six months ended June 30, 2021 was $(5,557,537) compared to $(2,260,312) for the comparable period in 2020, representing an unfavorable variance of $3,297,225.

This change was primarily attributable to the significant decrease in revenue and the related decrease in gross profit. Further the increase in operating expenses caused primarily by the growth in headcount to support additional sales and production exacerbated the increased loss for the six months ended June 30, 2021 compared to the same period in 2020.

Liquidity and Capital Resources

Based on the still ongoing negative effects of the global pandemic, we are unable to predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity, and cash flows due to uncertainties. Our compliance with the measures implemented to avoid the spread of the virus had a material adverse impact on our financial results since March 2020. To the extent possible, we have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures along with the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for at least the next 12 months from the issuance of this report. In addition, as a result of the reduced order intake and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2021.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect and how our business may be adversely affected as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products, especially if it results in a global recession. It could also lead to limitations in our ability to produce and ship products caused by governmental actions and regulations to contain the spread of the virus.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit amounting to DKK 20,000,000 ($3,000,000), which is used for a leasing arrangement and guarantees issued to customers for prepayments and for warranties after delivery. On June 30, 2021, we had cash of $25,116,746 and net working capital of $21,671,773, and on December 31, 2020, we had cash of $13,264,449 and net working capital of $15,839,992. On June 30, 2021, our net working capital had increased by $5,831,781 compared to December 31, 2020 as a result of an increase in cash and cash equivalents due to the proceeds from the issuance of a Convertible Note in April 2021 and an increase in accrued expenses. This was offset by a decrease in account receivables and contract assets/liabilities as well as a decrease in account payables.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $1,500,000.

Cash Flows

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Cash provided by (used in) operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the six months ended June 30, 2021 was $(910,259), representing a decrease of $(2,140,195) compared to cash provided by operating activities of $1,229,936 for the six months ended June 30, 2020. The cash used in operating activities for the six months ended June 30, 2021 consists mainly of the net loss for the period of $(5,557,537) adjusted for depreciation and other non-cash related items of $1,744,990. Further, changes in assets and liabilities include decreased accounts receivables of $633,533, a decline in net contract assets/liabilities of $1,658,635, an increase in accrued expenses of $1,754,808 and tax benefits of $336,395, offset by increased inventories of $231,899 and a decrease in accounts payable of $504,841.

Net cash used in investing activities was $717,232 for the six months ended June 30, 2021 as compared to net cash used in investing activities of $2,194,618 for the six months ended June 30, 2020, representing a decrease of $1,477,386. The investing activities include the purchase of equipment primarily related to the installation of new furnaces in Ballerup to increase production capacity and an amount of $180,045 for new machinery in Plastics to support customer needs for additional production capabilities.

Cash provided from financing activities was $14,090,829 for the six months ended June 30, 2021 as compared to net cash provided from financing activities of $7,302,075 for the six months ended June 30, 2020. Cash provided from financing activities for the period ended June 30, 2021 consisted primarily of the net funding from the Convertible Note issued in April 2021. The amount was $15,000,000 reduced by costs of $716,667 related to the agreement. Further, financing activities has been negatively impacted by the payment of $192,504 mainly related to the furnace lease agreement.

Off Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

None.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2021 for the year ended December 31, 2020.

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

LiqTech International, Inc.

Dated: August 16, 2021	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)