Form 10-Q
period 2021-09-30
LIQTECH INTERNATIONAL INC
filed 2021-11-15
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2021

or

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

As of November 15, 2021, there were 21,285,706 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2021

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	7

Condensed Consolidated Statement of Stockholder’s Equity for the period ended September 30, 2021 and September 30, 2020 (unaudited)	9

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

SIGNATURES	36

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	Our dependence on a few major customers and our ability to develop and maintain relationships with additional customers;

●	Our anticipated need to raise funds through equity offerings or debt financings;

●	The expected impact on demand for our products due to limited marine transportation of goods in response to the COVID-19 pandemic;

●	The potential impact on our business operations of changes in national, regional, and global economic, legislative, and political landscapes;

●	Our dependence on experienced managers to attract and retain qualified personnel;

●	Our need and ability to hire additional qualified personnel as our business expands;

●	The dependence of our growth on the availability of funding for emissions control programs and the enforcement of emissions-related environmental regulations;

●	Our ability to manage our future growth through operational or financial system adaptations and by training an expanding employee base;

●	Our ability to adapt our products to adhere to evolving governmental emission-related standards;

●	Our ability to establish and enforce intellectual property rights and to prevent the disclosure or publication of our trade secrets and other confidential information;

●	Our ability to retain intellectual property that we develop during performance of our contracts with private and governmental third parties;

●	The potential cost and outcome of adversarial intellectual property litigation;

●	The possibility that customers may find our competitors’ products acceptable or superior to ours, which may adversely impact our sales;

●	The dependence of our manufacture and supply of products on our ability to timely source raw materials at acceptable prices in the current environment of strained supply chains;

●	The impact on our financial performance of foreign currency rate fluctuation;

●	The risk of liability arising from claims of environmental damage, personal injury, and property damages in connection with our manufacturing operations;

●	The ability of an investor to obtain or enforce within the United States any judgment against us or our directors and assets located outside the United States;

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

Any forward-looking statement made by us herein speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$20,692,339	$13,264,449
Accounts receivable, net of allowance for doubtful accounts of $519,157 and $498,044 at September 30, 2021 and December 31, 2020, respectively	2,233,586	3,129,109
Inventories, net of allowance for excess and obsolete inventory of $622,215 and $723,949 at September 30, 2021 and December 31, 2020, respectively	5,117,362	5,522,038
Contract assets	1,939,107	2,708,136
Prepaid expenses and other current assets	686,112	1,031,194

Total Current Assets	30,668,506	25,654,926

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $8,337,314 and $8,908,145 at September 30, 2021 and December 31, 2020, respectively	9,345,299	10,321,511
Operating lease right-of-use assets	7,246,422	4,947,734
Deposits and other assets	517,847	545,673
Intangible assets, net of accumulated amortization of $336,961 and $269,441 at September 30, 2021 and December 31, 2020, respectively	370,012	480,060
Goodwill	245,467	260,233

Total Long-Term Assets	17,725,047	16,555,211

Total Assets	$48,393,553	$42,210,137

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,023,985	$2,332,151
Accrued expenses	4,363,370	4,908,961
Current portion of finance lease obligations	379,726	394,839
Current portion of operating lease liabilities	781,235	1,026,235
Current portion of convertible note payable	5,880,000	-
Contract liabilities	908,172	1,152,748

Total Current Liabilities	14,336,488	9,814,934

Convertible note payable, net of discount of $2,504,462 and $0 at September 30, 2021 and December 31, 2020, respectively	8,415,538	-
Deferred tax liability	245,262	305,167
Other liabilities, net of current portion	564,621	-
Finance lease obligations, net of current portion	2,650,139	3,112,496
Operating lease liabilities, net of current portion	6,485,282	4,159,225

Total Long-term Liabilities	18,360,842	7,576,888

Total Liabilities	32,697,330	17,391,822

Stockholders' Equity:
Series A Convertible Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock; par value $0.001, 100,000,000 shares authorized, 21,285,706 and 21,655,461 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	21,285	21,655
Additional paid-in capital	70,784,780	69,897,698
Accumulated deficit	(50,516,461)	(42,054,968)
Accumulated other comprehensive loss	(4,593,381)	(3,046,070)

Total Stockholders' Equity	15,696,223	24,818,315

Total Liabilities and Stockholders' Equity	$48,393,553	$42,210,137

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$4,142,954	$3,543,730	$12,157,394	$18,467,057
Cost of goods sold	3,946,732	3,852,210	11,525,847	15,641,998

Gross Profit	196,222	(308,480)	631,547	2,825,059

Operating Expenses:
Selling expenses	1,205,849	741,738	3,417,933	2,024,485
General and administrative expenses	1,102,772	1,526,327	3,824,574	4,585,857
Research and development expenses	497,823	256,239	1,370,059	883,752

Total Operating Expense	2,806,444	2,524,304	8,612,566	7,494,094

Loss from Operations	(2,610,222)	(2,832,784)	(7,981,019)	(4,669,035)

Other Income (Expense)
Interest and other income	-	8,164	-	12,901
Gain on modification of earn-out liability	-	301,573	-	301,573
Interest expense	(235,318)	(41,388)	(491,335)	(102,926)
Amortization discount on convertible note	(292,129)	-	(543,933)	-
Fair value adjustment of warrants	-	(664,350)	-	(901,250)
Gain (Loss) on currency transactions	218,030	(660,747)	506,018	(821,681)
Gain on sale of fixed assets	(8)	-	1,126	-

Total Other Income (Expense)	(309,425)	(1,056,748)	(528,124)	(1,511,383)

Loss Before Income Taxes	(2,919,647)	(3,889,532)	(8,509,143)	(6,180,418)

Income Tax Benefit	(15,691)	(16,113)	(47,650)	(46,687)

Net Loss	$(2,903,956)	$(3,873,419)	$(8,461,493)	$(6,133,731)

Basic and Diluted Loss Per Share	$(0.13)	$(0.18)	$(0.39)	$(0.29)

Basic and Diluted Weighted Average Common Shares Outstanding	21,540,688	21,653,514	21,661,945	21,059,251

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Loss	(2,903,956)	(3,873,419)	(8,461,493)	(6,133,731)

Other Comprehensive Income - Currency Translation, Net	(603,894)	1,422,294	(1,547,311)	1,666,112

Total Comprehensive Loss	$(3,507,850)	$(2,451,125)	$(10,008,804)	$(4,467,619)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended September 30, 2021 and September 30, 2020

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	41,912	42	(42)			-

Stock-based compensation			102,388			102,388

Currency translation, net					(1,311,521)	(1,311,521)

Net Loss				(2,459,429)		(2,459,429)

BALANCE, March 31, 2021	21,697,373	21,697	70,000,044	(44,514,397)	(4,357,591)	21,149,753

Common stock issued as commitment fee for Convertible Note	80,000	80	531,649			531,729

Stock-based compensation			125,076			125,076

Currency translation, net					368,104	368,104

Net Loss				(3,098,108)		(3,098,108)

BALANCE, June 30, 2021	21,777,373	21,777	70,656,769	(47,612,505)	(3,989,487)	19,076,554

Common stock issued in settlement of RSUs	8,333	8	(8)			-

Exchange of common stock to prefunded warrants	(500,000)	(500)	500			-

Stock-based compensation			127,519			127,519

Currency translation, net					(603,894)	(603,894)

Net Loss				(2,903,956)		(2,903,956)

BALANCE, September 30, 2021	21,285,706	21,285	70,784,780	(50,516,461)	(4,593,381)	15,696,223

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common stock issued in settlement of RSUs	8,212	8	44,992			45,000

Stock-based compensation			96,222			96,222

Currency translation, net					(495,959)	(495,959)

Net Income				303,499		303,499

BALANCE, March 31, 2020	20,555,880	20,556	61,539,364	(31,943,109)	(6,662,518)	22,954,293

Common stock issued in settlement of RSUs	8,333	8	(8)			-

Common shares issued for cash at $5.00 per share, net of offering cost of $680,952	1,085,000	1,085	4,742,963			4,744,048

Stock-based compensation			82,335			82,335

Currency translation, net					739,777	739,777

Net Loss				(2,563,811)		(2,563,811)

BALANCE, June 30, 2020	21,649,213	21,649	66,364,654	(34,506,920)	(5,922,741)	25,956,642

Prefunded warrants, 515,000, transferred to equity upon modification in August 2020			3,476,250			3,476,250

Additional offering cost of $81,923, related to the capital raise in May 2020			(81,923)			(81,923)

Exercise of stock options	6,248	6	18,494			18,500

Stock-based compensation			46,681			46,681

Currency translation, net					1,422,294	1,422,294

Net Loss				(3,873,419)		(3,873,419)

BALANCE, September 30, 2020	21,655,461	21,655	69,824,156	(38,380,339)	(4,500,447)	26,965,025

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(8,461,493)	$(6,133,731)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,968,011	2,019,147
Amortization of discount on convertible notes payable	543,933	-
Stock-based compensation	354,983	270,238
Change in fair value of warrant liability	-	901,250
Gain on modification of earn-out liability	-	(301,573)
Change in deferred tax asset / liability	(47,650)	(46,687)
Gain on sale of fixed assets	(1,126)	-
Changes in assets and liabilities:
Accounts receivable	741,514	2,635,995
Inventory	94,319	(767,300)
Contract assets	628,368	2,656,388
Prepaid expenses and other current assets	299,949	(82,756)
Accounts payable	(188,035)	(2,646,520)
Accrued expenses	599,086	1,451,421
Operating lease liabilities	(755,503)	(565,209)
Contract liabilities	(184,447)	(6,242)

Total Adjustments	4,053,402	5,530,636

Net Cash used in Operating Activities	(4,408,091)	(603,095)

Cash Flows from Investing Activities:
Purchase of property and equipment	(932,293)	(2,904,169)
Purchase of other intangible assets	-	(23,932)
Proceeds from sale of fixed assets	1,126	-
Net cash paid for earn-out agreement	(321,574)	(301,573)

Net Cash used in Investing Activities	(1,252,741)	(3,229,674)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(287,526)	(26,120)
Proceeds from convertible notes payable, net	14,283,333	-
Proceeds from exercise of stock options	-	18,500
Proceeds from issuance of prefunded warrants	-	2,575,000
Proceeds from issuance of common stock, net	-	4,662,125

Net Cash provided by Financing Activities	13,995,807	7,229,505

Gain (Loss) on Currency Translation	(907,085)	1,311,881

Net change in Cash and Restricted Cash	7,427,890	4,708,617

Cash and Restricted Cash at Beginning of Period	13,264,449	9,783,932

Cash and Restricted Cash at End of Period	$20,692,339	$14,492,549

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$483,321	$83,014
Income Taxes	-	-

Non-cash financing activities
Original issue discount on convertible note	1,800,000	-
Convertible Note debt conversion feature	3,048,396	-
Debt issuance costs on convertible note	716,667	-
Common Stock issued in conjunction with convertible note financing	531,729	-

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

LiqTech Water Projects A/S, a Danish corporation (“LiqTech Water Projects”), incorporated on July 28, 2020 that is a dormant company without activity. This company was formed to include the investments for our joint venture in the Middle East.

LiqTech Emission Control A/S, a Danish corporation (“LiqTech Emission Control”), incorporated on March 1, 2021 that is a dormant company without activity. This company was formed to include the investments for our joint venture in China.

LiqTech Environment Technologies (China) Co. Ltd. (“LiqTech China”), incorporated on September 23, 2021, to be engaged in the development, design, application, marketing and sales of ceramic diesel particulate, liquid filters, and catalytic converters in Asia.

LiqTech Germany (“LiqTech Germany”), a 100% owned subsidiary of LiqTech Holding, incorporated in Germany on December 9, 2011. This company is in the process of closing operations, and all activity in this company has ceased.

LiqTech PTE Ltd (“LiqTech Singapore”), a 95% owned subsidiary of LiqTech Holding, incorporated in Singapore on January 19, 2012. This company is in the process of closing operations, and all activity in this company has ceased.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its majority owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the nine months ended September 30, 2021 and 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company held $1,500,000 and $1,515,620, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At September 30, 2021 and December 31, 2020 the Company had $14,750,644 and $0 in excess of the FDIC insured limit, respectively.

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

The roll-forward of the allowance for doubtful accounts for the period ended September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Allowance for doubtful accounts at the beginning of the period	$498,044	$612,434
Bad debt expense	75,680	320,270
Receivables written off during the periods	(24,699)	(484,265)
Effect of currency translation	(29,868)	49,605
Allowance for doubtful accounts at the end of the period	$519,157	$498,044

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

Contracts Assets / Liabilities – Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. When the Company issues invoices to the customer and the billing is higher than the capitalized Contract assets, the net amount is transferred to Contract liabilities. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement.

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

Property and Equipment -- Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to fifteen years.

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

The Company sells products throughout the world; sales by geographical region are as follows for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
United States and Canada	$211,575	$120,163	$573,365	$577,064
Australia	75,003	118,089	334,855	222,050
Asia	561,619	358,430	2,890,836	2,684,474
Europe	3,294,757	2,947,048	8,358,338	14,983,469
	$4,142,954	$3,543,730	$12,157,394	$18,467,057

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Liquid filters and systems	$1,493,549	$1,899,160	$3,730,889	$12,431,157
Diesel particulate filters	1,703,057	1,009,545	5,444,863	3,730,302
Plastic components	855,896	503,297	2,686,292	1,847,092
Development projects	90,452	131,728	295,350	458,506
	$4,142,954	$3,543,730	$12,157,394	$18,467,057

For liquid filters and systems, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), some of the invoicing can still be awaiting commissioning and is therefore recognized as Contract assets.

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

The roll-forward of Contract assets / liabilities for the periods ended September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Cost incurred	$4,458,227	$3,997,161
Unbilled project deliveries	419,112	1,015,977
VAT	412,733	446,608
Other receivables	90,908	75,010
Prepayments	(3,731,079)	(3,112,118)
Deferred Revenue	(618,966)	(866,680)
	$1,030,935	$1,555,958

Distributed as follows:
Contract assets	$1,939,107	$2,708,136
Contract liabilities	(908,172)	(1,152,178)
	$1,030,935	$1,555,958

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended September 30, 2021 and 2020, respectively, were $41,141 and $20,522. Total advertising costs amounted to $166,376 and $82,545 for the nine months ended September 30, 2021 and 2020, respectively. Advertising cost has increased in 2021 due to the increased investment in sales and branding activities, especially those related to advertising activities on social media such as LinkedIn, Facebook and others.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the three-month periods ended September 30, 2021 and 2020 were $497,823 and $256,239, respectively, of research and development costs. For the nine-month periods ended September 30, 2021 and 2020, research and development costs were $1,370,059 and $883,752, respectively.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options, RSU’s and warrants that have been granted but have not yet been exercised.

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

NOTE 2 - INVENTORY

Inventory consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Furnace parts and supplies	$380,381	$471,622
Raw materials	2,454,919	1,955,713
Work in process	1,798,152	2,394,481
Finished goods and filtration systems	1,106,125	1,424,171
Reserve for obsolescence	(622,215)	(723,949)
Net Inventory	$5,117,362	$5,522,038

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 3 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark as well as in Taicang, China and White Bear Lake, Minnesota. As of September 1, 2021 the Company entered a new lease agreement for a 8,524 square meter production facility in Taicang, China. The lease term is a minimum of 8 years, and the monthly lease payment is RMB 30 per square meter until August 31, 2025 and RMB 33 per square meter from September 1, 2025 until the end of the lease period. The parties have agreed on a 50% discount on the lease payments for the period September 1, 2021 to June 30, 2022. The lease in White Bear Lake expired in February 2021, and due to the closure of the activity in North America, the lease has not been extended.

During the nine months ended September 30, 2021, cash paid for amounts included for the measurement of finance lease liabilities was $356,899, and the Company recorded finance lease expenses included in other income (expenses) of $195,174.

During the nine months ended September 30, 2021, cash paid for amounts included for the measurement of operating lease liabilities was $766,896, and the Company recorded operating lease expense of $787,646.

Supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use	$7,246,422	$4,947,734

Operating lease liabilities – current	$781,235	$1,026,235
Operating lease liabilities – long-term	6,485,282	4,159,225
Total operating lease liabilities	$7,266,517	$5,185,460

Finance leases:
Property and equipment, at cost	$4,545,747	$4,819,201
Accumulated depreciation	(1,432,478)	(1,389,488)
Property and equipment, net	$3,113,269	$3,429,713

Finance lease liabilities – current	$379,726	$394,839
Finance lease liabilities – long-term	2,650,139	3,112,496
Total finance lease liabilities	$3,029,865	$3,507,335

Weighted average remaining lease term:
Operating leases	9.0	10.0
Finance leases	6.1	6.9

Weighted average discount rate:
Operating leases	6.5%	6.2%
Finance leases	2.8%	2.8%

Maturities of lease liabilities at September 30, 2021 were as follows:

	Operating lease	Finance lease
2021 (remaining 3 months)	$297,557	$115,213
2022	1,264,956	459,223
2023	1,284,566	454,417
2024	1,130,863	455,396
2025	835,749	451,685
Thereafter	4,843,246	1,410,832
Total payment under lease agreements	9,656,937	3,346,766
Less imputed interest	(2,390,420)	(316,901)
Total lease liability	$7,266,517	$3,029,865

NOTE 4 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or security bond. For that purpose, we have a guaranteed credit line of DKK10,000,000 (approximately $1,550,000). As of September 30, 2021 our bank has issued working guaranties of $483,128 for our customers based on the credit line. The credit line is secured by a cash deposit of $1,500,000.

NOTE 5 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, we entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount Senior Convertible Note (“the Note”) due on October 1, 2023 and 80,000 shares of Common Stock for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note is a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity on October 1, 2023, or earlier upon redemption or repurchase as set forth in the Note. The Note is convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate is 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate is subject to anti-dilution adjustments including for stock dividends, splits and combinations; issuances of options, warrants or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

The Company may provide written notice to the Holder electing to convert the entire Principal Amount of the Note if (1) the Daily VWAP per share of Common Stock exceeds one hundred and seventy-five percent (175%) of the Conversion Price on each of twelve (12) consecutive VWAP Trading Days beginning after September 24, 2021; and (2) the Equity Conditions are satisfied on each of such twelve (12) consecutive VWAP Trading Days.

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

The components of the Convertible Note are as follows:

	September 30, 2021	December 31, 2020
Convertible note	$16,800,000	-
Less: unamortized debt issuance costs	(2,504,462)	-
Convertible note payable	$14,295,538	$-

Current portion of convertible note payable	5,880,000	-
Convertible note payable, less current portion	8,415,538	-
Convertible note payable	$14,295,538	$-

For the three months ended September 30, 2021 and 2020, the Company recognized interest expense of $481,712 and $0, respectively, of which $292,129 and $0, respectively, was related to the amortization of debt issuance costs.

For the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $904,350 and $0, respectively, of which $360,417 and $0, respectively, was related to the amortization of debt issuance costs.

NOTE 6 - AGREEMENTS AND COMMITMENTS

Agreements -- LiqTech Water Projects has entered into a joint venture agreement to supply and operate water treatment systems for oil and gas producers in the Middle East. The partner in the joint venture is a local company. LiqTech Water Projects expects to deliver technological know-how, design of water treatment systems and components to support potential projects in the Middle East. The joint venture will be established in the form of a jointly owned limited liability company, incorporated under the laws in the local country, and LiqTech Water Projects holds 49% of the shares. All profits of the company are to be allocated proportionally to the ownership share, and none of the parties are liable for the company’s liabilities towards third parties.

401(K) Profit Sharing Plan -- LiqTech NA has a 401(k) profit sharing plan and trust covering certain eligible employees. The amount LiqTech NA contributes is discretionary. For the three-month periods ended September 30, 2021 and 2020, matching contributions expensed totaled $0 and $3,860 respectively. For the nine months ended September 30, 2021 and 2020, matching contributions expensed totaled $218 and $10,844, respectively.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 20, 2018, a former supplier to LiqTech Ceramics contacted the Company with a claim of DKK 448,500 ($68,800) alleging that an agreement from 2016 had not been respected. The Company contested the claim but in December 2020 the court ruled in favor of the supplier, and LiqTech was ordered to pay an amount totaling DKK 587,000 ($96,900), which included interest and court fees that were expensed in 2020. The amount was paid in January 2021.

On February 27, 2019, LiqTech Water was contacted by a former supplier alleging that the Company owed DKK 543,905 ($89,800) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered, and the claim was rejected by a court of law in 2018. Due to the nature of the claim and the previous ruling from the court of law, no provision has been made as of September 30, 2021.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
Balance at January 1	$1,056,613	$813,288
Warranty costs charged to cost of goods sold	79,972	348,241
Utilization charges against reserve	(132,360)	(199,624)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(58,302)	94,708
Balance at the end of the period	$945,923	$1,056,613

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

For the period ended September 30, 2021, the Company had 149,636 stock grants outstanding to issue Common Stock (“RSUs”). Further, the Company had 1,015,000 prefunded warrants outstanding to issue Common Stock.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Net (Loss)	$(8,461,493)	$(6,133,731)
Weighted average number of common shares used in basic earnings per share	21,661,945	21,059,251
Effect of dilutive securities, stock options, RSUs, and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	21,661,945	21,059,251

For the nine months ended September 30, 2021 and 2020 respectively, the Company had no options outstanding to purchase common stock.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 100,000,000 authorized shares of common stock, $0.001 par value ("Common Stock"). As of September 30, 2021 and 2020, there were 21,285,706 and 21,655,461 common shares issued and outstanding, respectively.

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

Preferred Stock -- Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of September 30, 2021, there were no preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2021, the Company has made the following issuances of common stock:

On January 6, 2021, the Company issued 11,218 shares of Common Stock to settle RSUs. The RSUs were valued at $70,000 for services provided by the Board of Directors in 2020. The Company recognized the stock-based compensation of the awards over the requisite service period.

On February 26, 2021, the Company issued 30,694 shares of Common Stock to settle RSUs. The RSUs were valued at $166,667 for services provided by management in 2020. The Company recognized the stock-based compensation of the awards over the requisite service period.

On April 9, 2021, the Company issued 80,000 restricted shares of Common Stock pursuant to the Convertible Note agreement executed on April 8, 2021.

On August 17, 2021, the Company entered an Exchange Agreement with an existing shareholder to exchange an aggregate of 500,000 shares of common stock for prefunded warrants of equivalent value. The prefunded warrants will be exercisable at any time on or after the closing date.

On September 3, 2021, the Company issued 8,333 shares of Common Stock to settle RSUs. The RSUs were valued at $57,500 for services provided by the Board of Directors. The Company recognized the stock-based compensation of the awards over the requisite service period.

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

On August 17, 2021, the Company entered an Exchange Agreement with an existing shareholder to exchange an aggregate of 500,000 shares of Common Stock for equivalent shares of a prefunded warrants. The prefunded warrants will be exercisable at an exercise price of $0.001 per share, subject to adjustments as provided under the terms of the prefunded warrants. The prefunded warrants will be exercisable at any time on or after the closing date. The Exchange Agreement contain additional terms typical of exchange agreements including representations and warranties of the parties. In connection with the Exchange Agreement, as of the date of the Exchange Agreement, the Company issued the prefunded warrants to the Shareholders. The exercise price of each prefunded warrant is equal to $0.001 per share, and the prefunded warrants are exercisable on or after August 17, 2021, subject to the limitations on exercise and conditions set forth by the prefunded warrants. The prefunded warrants are subject to customary adjustments in the event of stock splits and dividends, fundamental transactions, and subsequent offerings of rights to purchase stock.

The following is a summary of the periodic changes in warrants outstanding for the nine months ended September 30, 2021:

2021
Warrants outstanding at January 1	515,000
Common stock exchanged to prefunded warrant	500,000
Exercises and conversions	-
Warrants outstanding at September 30	1,015,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At September 30, 2021, 149,636 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: (i) an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $35,000 ($70,000 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares of Common Stock to management as part of the Incentive Plan, totaling 114,328 shares that vest over a three-year period.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $127,519 and $46,681 for the three-month period ended September 30, 2021 and 2020, respectively. For the nine-month period ended September 30, 2021 and 2020, the stock-based compensation related to share grants was $354,983 and $270,238, respectively. On September 30, 2021, the Company had $655,382 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of September 30, 2021 and changes during the period are presented below:

	September 30, 2021
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2020	128,299	$5.79	$283,541
Granted	71,582	7.51	-
Vested and settled with share issuance	(50,245)	(5.85)	-
Forfeited	-	-	-
Outstanding, September 30, 2021	149,636	$6.59	$-

Stock Options

In August 2015, the Company’s Board of Directors adopted a Stock Option Plan (the “Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, officers, and directors of the Company. As of September 30, 2021, no options were granted and outstanding under the Plan.

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.

NOTE 9 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Customer A	21%	*	*	*
Customer B	11%	*	11%	*
Customer C	10%	*	*	*
Customer D	*	23%	*	27%
Customer E	*	20%	*	11%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	September 30, 2021	December 31, 2020
Customer D	*	39%
Customer B	*	16%
Customer C	*	12%

* Zero or less than 10%

As of September 30, 2021, approximately 63% of the Company’s assets were located in Denmark, 31% in the United States and 6% in China. As of December 31, 2020, approximately 100% of the Company’s assets were located in Denmark.

NOTE 10 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed as shared group activities were transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Water	$1,493,549	$1,925,879	$3,730,889	$12,127,421
Ceramics	1,703,057	989,601	5,444,863	4,367,591
Plastics	855,896	503,297	2,686,292	1,847,092
Other	90,452	124,953	295,350	124,953
Total consolidated Revenue	4,142,954	3,543,730	12,157,394	18,467,057

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (Loss)
Water	$(531,868)	$(175,725)	$(2,112,430)	$(64,967)
Ceramics	(798,615)	(622,504)	(2,681,013)	(1,598,205)
Plastics	(358,880)	(261,544)	(887,184)	(329,200)
Other	(1,214,593)	(2,813,646)	(2,780,866)	(4,141,359)
Total consolidated Loss	(2,903,956)	(3,873,419)	(8,461,493)	(6,133,731)

	For the period ended
Total assets	September 30, 2021	December 31, 2020
Water	$9,096,032	$14,033,107
Ceramics	17,048,081	16,734,371
Plastics	1,940,034	2,022,381
Other	20,309,406	9,420,278
Total consolidated assets	$48,393,553	$42,210,137

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

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech NA, Inc., a Delaware corporation (“LiqTech NA”) and in LiqTech Holding A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Holding”), together with its direct wholly owned subsidiaries LiqTech Ceramics A/S (“LiqTech Ceramics”), LiqTech Water A/S (“LiqTech Water”), LiqTech Plastics A/S (“LiqTech Plastics”), LiqTech Water Projects A/S ("LiqTech Water Projects”), LiqTech Emission Control A/S (“LiqTech Emission Control”), all Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark, and LiqTech Environment Technologies (China) Co., Ltd. (“LiqTech China”), a Chinese company organized under the Chinese Act on Limited Companies in the Peoples Republic of China. Collectively, LiqTech USA, LiqTech NA, LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Water Projects, LiqTech Emission Control and LiqTech China are referred to herein as our “Subsidiaries”.

At present, we conduct our operations in the Kingdom of Denmark. Our Danish operations are located in the Copenhagen area, in Hobro and in Aarhus.

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

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
					Period to Period Change
	2021	As a % of Sales	2020	As a % of Sales	Variance	Percent %
Revenue	4,142,954	100.0%	3,543,730	100.0%	599,224	16.9%
Cost of goods sold	3,946,732	95.3	3,852,210	108.7	94,522	2.5
Gross Profit	196,222	4.7	(308,480)	(8.7)	504,702	(163.6)

Operating Expenses
Selling expenses	1,205,849	29.1	741,738	20.9	464,111	62.6
General and administrative expenses	1,102,772	26.6	1,526,327	43.1	(423,555)	(27.7)
Research and development expenses	497,823	12.0	256,239	7.2	241,584	94.3
Total Operating Expenses	2,806,444	67.7	2,524,304	71.2	282,140	11.2

Loss from Operation	(2,610,222)	(63.0)	(2,832,784)	(79.9)	222,562	(7.9)

Other Income (Expense)
Interest and other income	-	-	8,164	0.2	(8,164)	(100.0)
Gain on modification of earn-out liability	-	-	301,573	8.5	(301,573)	(100.0)
Interest (expense)	(235,318)	(5.7)	(41,388)	(1.2)	(193,930)	468.6
Amortization discount, convertible note	(292,129)	(7.1)	-	-	(292,129)	-
Fair value adjustment of warrants	-	-	(664,350)	(18.7)	664,350	(100.0)
Gain (loss) on currency transactions	218,030	5.3	(660,747)	(18.6)	878,777	(133.0)
Gain (loss) on sale of fixed assets	(8)	0.0	-	-	(8)	-
Total Other Income (Expense)	(309,425)	(7.5)	(1,056,748)	(29.8)	747,323	(70.7)

Loss Before Income Taxes	(2,919,647)	(70.5)	(3,889,532)	(109.8)	969,885	(24.9)
Income Tax Benefit	(15,691)	(0.4)	(16,113)	(0.5)	422	0.0

Net Loss	(2,903,956)	(70.1)	(3,873,419)	(109.3)	969,463	(25.0)

Revenue

Revenue for the three months ended September 30, 2021 was $4,142,954 compared to $3,543,730 for the same period in 2020, representing an increase of $599,224, or 17%. The change in sales mainly consists of a decrease in liquid filters and water treatment systems of $405,611, offset by an increase in sales of plastic components of $352,599 and DPFs and membranes of $693,512. The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the ongoing COVID-19 pandemic, which has resulted in significant restrictions and business limitations across the globe and has caused a substantial decline in the demand and delivery of water treatment systems for the marine scrubber industry. Revenue for DPFs and membranes increased by 69% based on the favorable customer interest in environmental solutions to reduce CO2 emissions. The increase in sales of plastic components is related to the onset of more programmatic sales efforts that started in 2020 and realized favorable effects in 2021.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $196,222 compared to gross profit of $(308,480) for the same period in 2020, representing an increase of $504,702. The increase in gross profit compared to last year is due largely to substantial costs that were incurred last year related to the planned closure of the production facility in the United States, including write-offs of inventory components, increased scrap costs for the production machinery and other related costs. Additionally, the increase in net sales resulted in improved gross profit due to the higher utilization of the production facilities. Included in the gross profit is depreciation of $473,327 and $476,705 for the three months ended September 30, 2021 and 2020, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2021 were $2,806,444, representing an increase of $282,140, or 11%, compared to $2,524,304 for the same period in 2020.

Selling expenses for the three months ended September 30, 2021 were $1,205,849 compared to $741,738 for the same period in 2020, representing an increase of $464,111, or 63%. This change resulted from the hiring of additional sales personnel to implement our growth strategy, increasing from an average of 12 in 2020 to an average of 21 in 2021. Further, the Company invested in additional marketing activities to help increase future sales.

General and administrative expenses for the three months ended September 30, 2021 were $1,102,772 compared to $1,526,327 for the same period in 2020, representing a decrease of $423,555, or 28%. This change resulted from various cost- savings initiatives, including a reduction in the number of administrative employees from an average of 20 in 2020 to an average of 13 in 2021. Included in general and administrative expenses is non-cash compensation of $127,519 and $46,681 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $80,838, or 173%, attributable to stock grants to members of the Board and management.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
Compensation for vesting of restricted stock awards issued to the Board of Directors	$49,375	$5,014
Compensation for vesting of restricted stock awards issued to management	78,144	41,667
Total Non-Cash Compensation	$127,519	$46,681

Research and development expenses for the three months ended September 30, 2021 were $497,823 compared to $256,239 for the same period in 2020, representing an increase of $241,584, or 94%. This change resulted from an increase in the number of employees engaged in research and development activities from an average of 13 in 2020 to an average of 18 in 2021 as the Company increased development activities for existing and new products for the marine industry and other end markets.

Other Income (Expenses)

Other Income (Expenses) for the three months ended September 30, 2021 was $(309,425) compared to $(1,056,748) for the comparable period in 2020, representing a favorable difference of $747,323. The improvement in Other Income (Expenses) was mainly caused by a reduction in the loss on currency transactions as a result of a less volatility and a more favorable DKK/USD exchange rate during the period. Included in Other Income (Expenses) is an expense of $292,129 related to the amortization of discount and interest expenses of $189,583 related to the Convertible Note issued in April 2021.

Net Loss

Net loss for the three months ended September 30, 2021 was $(2,903,956) compared to $(3,873,419) for the comparable period in 2020, representing a favorable difference of $969,463.

This change was primarily attributable to the increase in revenue due to higher demand for diesel particulate filters and plastic components along with the favorable variance in other expenses due to a positive impact from currency transactions during the period.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

The following table sets forth our revenues, expenses and net income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
					Period to Period Change
	2021	As a % of Sales	2020	As a % of Sales	$	Percent %
Revenue	12,157,394	100.0%	18,467,057	100.0%	(6,309,663)	(34.2)%
Cost of Goods Sold	11,525,847	94.8	15,641,998	84.7	(4,116,151)	(26.3)
Gross Profit	631,547	5.2	2,825,059	15.3	(2,193,512)	(77.6)

Operating Expenses
Selling expenses	3,417,933	28.1	2,024,485	11.0	1,393,448	68.8
General and administrative expenses	3,824,574	31.5	4,585,857	24.8	(761,283)	(16.6)
Research and development expenses	1,370,059	11.3	883,752	4.8	486,307	55.0
Total Operating Expenses	8,612,566	70.8	7,494,094	40.6	1,118,472	14.9

Loss from Operations	(7,981,019)	(65.6)	(4,669,035)	(25.3)	(3,311,984)	70.9

Other Income (Expense)
Interest and other income	-	-	12,901	0.1	(12,901)	(100.0)
Gain on modification of the earn-out agreement	-	-	301,573	1.6	(301,573)	(100.0)
Interest expense	(491,335)	(4.0)	(102,926)	(0.6)	(388,409)	377.4
Amortization discount, Convertible Note	(543,933)	(4.5)	-	-	(543,933)	-
Fair value adjustment of warrants	-	-	(901,250)	(4.9)	901,250	(100.0)
Loss on currency transactions	506,018	4.2	(821,681)	(4.4)	1,327,699	(161.6)
Gain (loss) on sale of fixed assets	1,126	0.0	-	-	1,126	-
Total Other Income (Expense)	(528,124)	(4.3)	(1,511,383)	(8.2)	983,259	(65.1)

Loss Before Income Taxes	(8,509,143)	(70.0)	(6,180,418)	(33.5)	(2,328,725)	37.7
Income Tax Benefit	(47,650)	(0.4)	(46,687)	(0.3)	(963)	2.1

Net Loss	(8,461,493)	(69.6)	(6,133,731)	(33.2)	(2,327,762)	38.0

Revenues

Revenue for the nine months ended September 30, 2021 was $12,157,394 compared to $18,467,057 for the same period in 2020, representing a decrease of $6,309,663, or 34%. The change in revenue resulted from a decrease in sales of liquid filters and water treatment systems of $8,700,268, offset by an increase of sales in DPFs and membranes of $1,714,562 and an increase in sales of plastic components of $839,200. The decrease in revenue for our liquid filters and water treatment systems was mainly due to impacts of the ongoing COVID-19 pandemic, which have resulted in significant restrictions and business limitations across the globe causing a significant decline in delivery of water treatment systems for the marine scrubber industry. The demand for DPFs and membranes increased by 46% based on favorable customer interest in environmental solutions to reduce CO2 emissions. The increase in sales of plastic components was related to the onset of more programmatic sales efforts that started in 2020 and realized favorable effects in 2021.

Gross Profit

Gross profit for the nine months ended September 30, 2021 was $631,547 compared to gross profit of $2,825,059 for the same period in 2020, representing a decrease of $2,193,512, or 78%. The decrease in gross profit was largely due to the decline in sales of liquid filters and water treatment systems, where sales command a higher gross margin. Additionally, gross profit in the water treatment business was negatively impacted by more competitive market pricing during the economic downturn precipitated by the COVID-19 pandemic. Included in the gross profit was depreciation of $1,440,382 and $1,384,344 for the nine months ended September 30, 2021 and 2020, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2021 were $8,612,566, representing an increase of $1,118,472, or 15%, compared to $7,494,094 for the same period in 2020.

Selling expenses for the nine months ended September 30, 2021 were $3,417,933 compared to $2,024,485 for the same period in 2020, representing an increase of $1,393,448, or 69%. This change resulted from the addition of new sales employees from an average of 12 in 2020 to an average of 20 in 2021. Further, the Company invested significantly in other sales and marketing activities, including increased on-line advertising, new CRM software, additional sales agents in various countries and other measures.

General and administrative expenses for the nine months ended September 30, 2021 were $3,824,574 compared to $4,585,857 for the same period in 2020, representing a decrease of $761,283, or 17%. This change resulted from various cost-savings programs introduced as a result of the COVID-19 impact on the business. The primary benefit resulted from the reduction in the number of administrative employees that decreased from 23 in 2020 to 13 in 2021. Included in general and administrative expenses is Non-cash compensation expenses that were $354,983 and $270,238 for the nine months ended September 30, 2021 and September 30, 2020, respectively, representing an increase of $84,745, or 31%, attributable to increased stock grants to members of management but offset by reduced stock grants to the Board.

The following is a summary of non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
Compensation for vesting of restricted stock awards issued to the Board of Directors	$148,125	$131,349
Compensation for vesting of restricted stock awards issued to management	206,858	138,889
Total Non-Cash Compensation	$354,983	$270,238

Research and development expenses for the nine months ended September 30, 2021 were $1,370,059 compared to $883,752 for the same period in 2020, representing an increase of $486,307, or 55%. This change resulted from an increase in the number of employees engaged in research and development activities from an average headcount of 14 in 2020 to an average headcount of 17 in 2021 as the Company increased development activities for existing and new products for the marine industry and other end markets.

Net Loss

Net loss for the nine months ended September 30, 2021 was $(8,461,493) compared to $(6,133,731) for the comparable period in 2020, representing an unfavorable variance of $2,327,762.

This change was resulted primarily from the significant decrease in revenue and the related decrease in gross profit. Further, the increase in operating expenses caused primarily by the growth in headcount to support future sales and production exacerbated the increased loss for the nine months ended September 30, 2021 compared to the same period in 2020.

Liquidity and Capital Resources

Based on the still ongoing negative effects of the global pandemic, we are unable to predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity, and cash flows due to uncertainties. Our compliance with the measures implemented to avoid the spread of the virus had a material adverse impact on our financial results since March 2020. To the extent possible, we have taken precautionary measures to reduce and/or defer operating expenses and preserve liquidity. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures along with the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, might not be sufficient to cover our capital requirements for the next 12 months from the issuance of this report as we consider further investments to generate revenue growth. In addition, as a result of the reduced order intake and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2021.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect and how our business may be adversely affected as a result of the pandemic’s global economic impact and associated supply chain disruptions. In the future, the pandemic may cause reduced demand for our products, especially if it results in a global recession. It could also lead to limitations in our ability to produce and ship products caused by governmental actions and regulations to contain the spread of the virus along with disruptions in the global chain.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit amounting to DKK 20,000,000 ($3,000,000), which is used for a leasing arrangement and guarantees issued to customers for prepayments and for warranties after delivery. On September 30, 2021, we had cash of $20,692,339 and net working capital of $16,332,018, and on December 31, 2020, we had cash of $13,264,449 and net working capital of $15,839,992. On September 30, 2021, our net working capital had increased by $492,026 compared to December 31, 2020 as a result of an increase in Cash due to the proceeds from the issuance of a Convertible Note in April 2021. This was offset by a decrease in Accounts receivable and Contract assets/liabilities as well as a decrease in Accounts payable.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of DKK10,000,000 (approximately $1,500,000). The credit line is secured by a cash deposit of $1,500,000.

Cash Flows

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Cash provided by (used in) operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the nine months ended September 30, 2021 was $(4,408,092), representing a decrease of $(3,804,997) compared to cash used in operating activities of $603,095 for the nine months ended September 30, 2020. The cash used in operating activities for the nine months ended September 30, 2021 consists mainly of the net loss for the period of $(8,461,493) adjusted for depreciation and other non-cash-related items of $2,818,151. Further, changes in assets and liabilities include decreased Accounts receivable of $741,514, a decline in net Contract assets/liabilities of $443,921, an increase in Accrued expenses of $599,086 and a decrease in Prepaid expenses and other assets of $299,949, offset by a decrease in Accrued expenses of $755,503 and Accounts payable of $188,035.

Net cash used in investing activities was $1,252,741 for the nine months ended September 30, 2021 as compared to net cash used in investing activities of $3,229,674 for the nine months ended September 30, 2020, representing a decrease of $1,976,933. The investing activities include the purchase of equipment primarily related to the installation of new furnaces in Ballerup to increase production capacity and new machinery in Plastics to support customer needs for additional production capabilities. Further the Company have paid the last instalment of the earn-out agreement totaling $321,574.

Cash provided from financing activities was $13,995,807 for the nine months ended September 30, 2021 as compared to cash provided from financing activities of $7,229,505 for the nine months ended September 30, 2020. Cash provided from financing activities for the period ended September 30, 2021 consisted primarily of the net funding from the Convertible Note issued in April 2021. The amount was $15,000,000 reduced by costs of $716,667 related to the agreement. Further, financing activities have been negatively impacted by the payment of $287,526 mainly related to the furnace lease agreement.

Off Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2021 for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company has hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2021 by improving competencies and processes. Further, an investment in a new ERP system has been made along with other supporting IT systems to support the controls and processes of the Company, and these investments are an important part of the remediation plan for the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Form of Pre-Funded Common Stock Purchase Warrant (Filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 20, 2021)

10.1	Form of Exchange Agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 20, 2021)

10.2	Lease Agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 28, 2021)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: November 15, 2021	/s/ Sune Mathiesen
Sune Mathiesen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Claus Toftegaard
Claus Toftegaard, Chief Financial Officer
(Principal Financial and Accounting Officer)