Form 10-K
period 2021-12-31
LIQTECH INTERNATIONAL INC
filed 2022-03-31
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4531315941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

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

On June 30, 2021, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $7.32 per share on June 30, 2021 was $154,426,805. As of March 24, 2022, there were 21,352,688 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations and market trends and expectations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by the following words: “may,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Forward-looking statements include, but are not limited to, statements concerning:

●	The COVID-19 outbreak and its effects on our business operations and financial condition;

●

Our dependence on a few major customers for a significant portion of our revenue and the potential adverse effects to our financial condition if we fail to maintain or develop our relationship with one or more of these major customers;

●	The impact on our business operations and financial condition if we fail to raise additional funds;

●	The potential adverse effects to our business operations and financial condition by changes in China’s political, social, regulatory, or economic environments;

●	The potential interruption or delay of raw materials from China caused by restrictions on freight and transportation routes;

●	The exposure to potentially adverse tax consequences on our international operations;

●	The impact to our business operations by adverse conditions or events affecting the marine transportation industries;

●	Our ability to adapt to potentially adverse changes in global and regional economic conditions and legislative, regulatory, and political developments;

●	Our dependence on the expertise and experience of our management team;

●	Our future reliance on qualified additional personnel to expand our business;

●

Our ability to compete in the regulatory landscape with continued enforcement of existing emissions-related environmental regulations and the potential further tightening of emission standards worldwide;

●	Our dependence on the funding for emissions control programs;

●	Our ability to adapt to and manage our expected growth;

●	Our ability to compete under constantly changing governmental standards by which our products are evaluated;

●	The potential monetary costs of defending our intellectual property rights;

●	Our potential inability to successfully protect our intellectual property rights;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties we have contractual relationships with;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights, or divert time and efforts away from our business operations;

●	The potential negative impact to the sales of our products caused by technological advances of our competitors;

●	The adverse effect to our business operations if we fail to obtain adequate supplies of raw materials or fail to obtain raw materials at affordable prices;

●	Our potential reliance on subcontractors or obtain additional manufacturing capacity to meet current demand;

●	The fluctuation and volatility of foreign currencies could adversely impact financial performance;

●	Potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to or find it difficult to enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that our plan to establish a joint venture in the Middle East may not realize any benefits;

●	The possibility that we may not be able to maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The risk of liability regarding compliance issues with environmental laws and regulations;

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards;

●

The possibility that enforcement actions to suspend or severely restrict our business operations will be brought against the Company for our failure to comply with laws or regulations and the potential costs of defending against such actions;

PART I

Forward Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the anticipated impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1.	Business

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in two business areas: ceramic membranes for liquid filtration and diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in Denmark and local representatives and distributors across Europe, Middle East and Asia, with the products shipped directly to customers from our production facilities in Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, including LiqTech USA, Inc., a Delaware corporation (“LiqTech USA”), which owns all of the outstanding equity interest in LiqTech Holding A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“LiqTech Holding”), together with its direct wholly-owned subsidiaries LiqTech Ceramics A/S (“LiqTech Ceramics”), LiqTech Water A/S (“LiqTech Water”), LiqTech Water Projects A/S (“LiqTech Water Projects”) and LiqTech Plastics A/S (“LiqTech Plastics”), all Danish limited companies organized under the Danish Act on Limited Companies of the Kingdom of Denmark, and LiqTech NA, Inc., a Delaware corporation (“LiqTech NA”). Collectively, LiqTech USA, LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, and LiqTech NA are referred to herein as our “Subsidiaries”.

We conduct and manage our operations from our office and manufacturing facilities in the Kingdom of Denmark, more specifically Hobro, Aarhus, and Ballerup in the Copenhagen area. We are currently working to establish manufacturing operations in China.

Our Products

We manufacture and sell a broad range of ceramic membranes and systems for the filtration of liquids and diesel particulate filters to control soot exhaust particles from diesel engines. We also provide plastic parts through the recently acquired BS Plastic A/S for various internal and external industrial applications.

Silicon Carbide Ceramic Membranes for Liquid Filtration

For more than two decades, LiqTech has developed, manufactured, and sold innovative silicon carbide ceramic filtration technologies for liquid and gas purification. Our product portfolio consists of silicon carbide ceramic filters for liquid purification and diesel particulate filters for gas purification. Based on our continuous R&D, patented technologies, and evolved production methods, we are able to produce state-of-the-art silicon carbide filters.

Our products are manufactured with a silicon carbide ceramic membrane based on patented technology. We are not aware of other companies that make both the substrate (honeycomb) and the membrane (the part that accomplishes the filtering) solely from silicon carbide. Our products are based on the following silicon carbide membrane technologies:

●

CoMem ceramic membranes, which are unique patented technology designed as a tubular membrane. It utilizes a crossflow structure to handle high concentrations of suspended solids found in produced water from the oil and chemical industry, wastewater from industrial processes and manure filtration, and other applications. It offers consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. We offer onshore and offshore solutions and have extensive experience with produced water streams for fracking, gas condensate, and oil emulsions. We believe our SiC filters are the best alternative to micro-flotation and walnut shell filters due to their cost savings, reduced installation cost, robustness, and reduced downtime. Our chemically inert, plug-and-play membranes are extremely hard, chemically resistant, and durable ceramics with high flux (flow). SiC membranes are stronger, harder, longer-lasting, more temperature-resistant, and recover faster than conventional ceramic or polymeric membranes;

●

Flat sheet membranes (FSM), which are designed for submerged outside-in filtration applications. The FSM is highly applicable for wastewater reuse, groundwater, pre reverse osmosis treatment, and other applications. LiqTech’s FSM towers can be customized with different rack sizes and tower heights. The FSMs offer low energy consumption, maximum permeation, innovative rack design, and high flux;

●

Disc membranes, which are designed for the removal of high-suspended solids, oil droplets, and process water. The disc membranes use outside-in filtration and have internal permeation channels, facilitating the removal of the solids. A crossflow effect is generated through the discs' rotation at high velocities, which enables flow cleaning of the filter membrane surface. This principle offers 80% energy savings compared to conventional cross-flow;

●

Aqua Solution®, which integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications in the pre-treatment for reverse osmosis, wastewater treatment, and swimming pool and spa water filtration. Our Aqua Solution® offers the same water flow as conventional sand filters, which typically require up to 400 times more space and have pore sizes at least three times larger than our SiC membranes. Moreover, our Aqua Solution® reduces the number of membrane elements, pressure vessels, the water consumption for backwash, and the energy costs by offering high flow capabilities at very low pressure. Also, it eliminates the consumption or maintenance of filter cartridges; and

●

Hybrid Technology Membranes (HTM), which is a new patented asymmetric membrane that combines the desired properties from silicon carbide (SiC) and zirconia (ZrO₂) ceramics. With a pore size of 60 nanometers (nm), it is suitable for ultrafiltration applications. This state-of-the-art membrane technology facilitates new separation processes and new filtration applications.

Diesel Particulate Filters (DPFs) for Gas Purification

We offer diesel particulate filters for exhaust emission control solutions to the verified retrofit and original equipment manufacturer (OEM) market through our direct sales force. DPF sales are generally made to distributors specializing in sales to end-users. We use a proprietary “nano wash coat” to provide a catalytic coating for anything from diesel particulate filters to catalytic converters. Our DPF products are sold worldwide under the LiqTech brand.

We have developed a robust silicon carbide diesel particulate filter that is especially effective for vehicles that produce a high soot load. If properly maintained, a LiqTech DPF can last as long as the vehicle’s engine. Our DPFs are ideal for off-road vehicles because of their strength, chemical non-reactive nature, temperature resilience, and thermal conductivity.

Our DPF filters can handle higher soot loads than filters that do not use a silicon carbide membrane, making them ideal for situations in which engines infrequently reach high enough temperatures to burn off the soot. Examples include:

●	Garbage trucks;
●	Port vehicles;
●	Diesel pickup trucks not carrying a full load;
●	Off-road construction vehicles that idle for long periods of time; and
●	Intra-city vehicles that do not reach highway speeds.

Future tightening legislation in the marine industry has also created a new opportunity for our DPF product to reduce black carbon emissions from shipping.

Turnkey Water Treatment Solutions

LiqTech develop, manufacture, and sell liquid filtration systems using our patented silicon carbide technology (sometimes also referred to herein as our “SiC Filters”). Our current focus is on marine scrubber wastewater, hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”, removal of heavy metals in mining and energy applications, pre-filtration for reverse osmosis in drinking water, and other industrial applications.

Our SiC ceramic membrane systems have been used in the following applications by our clients:

●

Marine Scrubber Wastewater: We supply water filtration systems for marine scrubber systems that may be employed on ships to reduce sulfur emissions stemming from heavy fuel oil (HFO) operations, allowing vessels to comply with the IMO 2020 sulfur cap. To date, more than 250 water treatment systems have been installed because of orders from European and Asian scrubber technology providers, shipyards, and ship owners.

●

Produced Water: Our membrane systems can be used for the filtration of produced water, which is a byproduct of oil and gas production. The amount of produced water varies from 0.1 to 10 times the amount of oil produced. We have performed testing with major international private and public oil and gas companies. Our solution is market-proven, approved by various international oil and gas companies, and applicable for onshore and offshore operations.

●

Pre-filtration of Reverse Osmosis Drinking Water: To convert seawater or surface water into potable water, the seawater or surface water must be pre-filtered before entering the reverse osmosis membranes. We have a market-proven solution for pre-filtration in reverse osmosis, tested by various customers all over the world.

●

Industrial Applications: We have delivered complete water treatment systems for specific targeted, aggressive fluid applications such as removing heavy metals for energy providers in Denmark and Finland and water treatment systems for mining wastewater for a European mining company. In addition, our membrane systems have achieved meaningful results to reduce OPEX and increase product quality in acidic purification.

●

Producing Clean Drinking Water: The potential advantages of LiqTech SiC ceramic membranes in drinking water are numerous. Some examples include groundwater removal of precipitated salts such as iron and manganese, surface water removal of organic suspended solids and humic acid, and seawater pre-filtration before reverse osmosis.

●

Food and Beverage Applications: High-quality filtration products for the food and beverage industry significantly reduce chemicals and wastewater taxes by installing a fully automated LiqTech membrane system.

●

Pool and Spa Water: We have supplied several turnkey water filtration systems for medium to very large public swimming pool installations in Europe. Our SiC ceramic membranes provide unique advantages for the commercial pool filtration industry with the smallest footprint on the market, reduced water and chemical consumption, and consistent, high-quality water filtration.

Besides the applications mentioned above utilizing silicon carbide ceramic membranes, LiqTech has many other industrial water treatment applications that do not use ceramic membranes. These applications include:

●

Seawater Reverse Osmosis (SWRO): SWRO represents a brand-new LiqTech solution to turn seawater into potable water using polymeric membranes. Through its high energy efficiency and guaranteed, consistent water quality, SWRO provides one of the most efficient and sustainable solutions to convert seawater into drinkable freshwater. The LiqTech SWRO units are suitable for small commercial vessels, fishing boats, sailing boats, small port applications, and generally all places with access to seawater and where desalinated, potable water is needed.

●

Filter Press: The LiqTech Filter Press is a water sludge treatment system, enabling solid and liquid separation. The filter press can convert sludge into a filter cake consisting of 80% dry matter, depending on the pressure and application. One of the primary purposes of employing a filter press is to reduce discharge handling costs.

●

UV Disinfection: LiqTech is a distributor of UV-C LED Disinfection Systems. UV-C LED disinfection technology can be used to purify water, air, and surfaces. The solution provides reliable and low-cost disinfection to protect human health.

Highly Flexible & Innovative Plastic Manufacturing

LiqTech provides highly flexible and innovative plastics manufacturing, focusing on machining, welding, bending, and solvent cementing. With an intense focus on customer demands, LiqTech serves market leaders in the cleantech, pharma, food, healthcare, and graphics industries.

Our Competitive Strengths

Our products compete with other filters that are made of ceramic and polymeric materials. Most of our competitors are large industrial companies; however, we believe our patented technology allows us to produce high-quality products that provide an advantage over many of our direct and, in many cases, larger competitors. We intend to continue investing in R&D with the aim of developing new technologies and improving our existing products to reinforce our competitive advantages, retain our existing customers, and acquire new customers.

We believe the following strengths underpin our ability to increase revenue and profitability:

●

Advantages of Silicon Carbide Membranes: Our liquid filtration and diesel exhaust products utilize silicon carbide membranes, which have unique qualities that we believe make our products more effective than those of our competitors. Unlike filtration products made of aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (the tendency of a surface to become wet or absorb water), which results in unique flux (low energy consumption). Silicon carbide is also very durable, and its hardness is only surpassed by diamonds, making it a highly desirable material for various abrasive fluids in industrial applications. As a result, we believe that such superior physical properties make our products desirable in both liquid filtration products and exhaust emission control products.

●

Complete Systems Fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrosive-resistant materials and components. We possess in-house engineering capabilities for process design, 3D modeling, and control. Our professional staff of highly dedicated engineers and craftsmen take responsibility for the entire specification, engineering, fabrication, and commissioning process. We believe that supplying our customers with turnkey solutions built upon our silicon carbide membranes is unique in the market. LiqTech is more than a membrane supplier — LiqTech is also a complete water treatment system supplier.

●

Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including filtration of marine scrubber wastewater, processing of industrial wastewater and produced water, pre-treatment of drinking water and pre-filtration for reverse osmosis, oil emulsion separation, bacteria removal for aquaculture, commercial swimming pool water treatment, food and beverages, and the separation of metals from liquids in industrial processes.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Markets: We have production and sales capacity in Europe, and we are planning to develop capacity in China and the Middle East. We also sell our products through distributors and agents in many other countries such as China, Korea, Spain, UK, and France. Moreover, we have established customer relationships in more than 25 countries.

●

Strong and Experienced Management Team: Our management team has deep experience in the clean technology and filtration industries and drives growth through developing new applications and technologies and cultivating relationships with customers.

Our Strategy

Our strategy is to create stockholder value by leveraging our competitive strengths in silicon carbide filters, membranes, and water treatment solutions through focus on discrete applications in key end markets. Essential features of our strategy include:

●

Retain and acquire new customers within the global marine and oil & gas industries.  We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, and global chemical industries.

●

Enter new geographic markets and expand existing markets. We plan to continue to manufacture and sell our products from our manufacturing centers in Denmark, and in the future, also from our manufacturing center in Taicang, China. We work with distributors, agents, and partners to access other important geographic markets.

●

Strengthen our position in the DPF market. We believe that we have a strong position in the retrofit market for diesel particulate filter (DPF) systems. We intend to advance our efforts to maintain our market position in this area. Furthermore, we intend to leverage our OEM experience by expanding our presence with new products and in new markets relating to diesel particulate filter systems like black carbon reduction in the marine industry.

●

Develop and improve technologies and enter new end markets. We intend to continue developing our ceramic membranes and enhance the efficiency of our filtration products. We intend to find new uses for our products through continuous research and development and plan to expand into new markets that offer the Company significant opportunities.

●

Focus on the development and sales of standardized water filtration and treatment systems. We will continue our focus on selling systems based on our unique SiC membranes. We will also combine the ceramic membranes with other technologies to offer our customers complete filtration solutions. Moreover, we will continue developing smaller standard systems like groundwater treatment and residential swimming pools.

Our Industry

Overview

We serve primarily two industries: the liquid filtration market and the diesel particle filter (DPF) market. Our goal is to leverage our products and technologies into industrial liquid filtration applications that offer significant growth opportunities and take advantage of favorable market trends.

Liquid Filtration Market

The market for marine water filtration systems is rapidly developing due to new regulations for sulfur and ballast water emissions. Industry experts estimate that 8,000-10,000 ships will be retrofitted with a scrubber water treatment system over the next five years. At the end of 2019, the industry statistics note that nearly 4,000 ships have installed or ordered scrubbers (according to the DNV GL report March 2020), with most installations being open-loop scrubbers. Open-loop scrubbers discharge the wash water directly into the sea. The addressable market for LiqTech is focused on closed-loop scrubbers, where the scrubber wash water is routed through the LiqTech filtration system to remove sulfur and other particulates, and the clean water is then recycled as wash water.

As noted above, the use of open-loop scrubbers to clean the exhaust from marine engines that use high-sulfur residual oil and diesel fuels may lead to the discharge of high concentrations of harmful compounds in the waters from vessels using such scrubbers. Several trials have been conducted on board vessels by scrubber suppliers to define the constituent concentrations in wash water discharge. The research concluded that scrubber wash water also contains suspended solids, heavy metals, hydrocarbons, and polycyclic aromatic hydrocarbons (PAHs). Before the scrubber wash water is discharged, it must be treated to remove solids. LiqTech’s water treatment systems can be used to remove the solids from the wet scrubber wash water. The treatment process includes a pre-filtration step followed by a LiqTech SiC membrane filtration. Treated water quality is monitored (NTU, PAH, and pH) before discharge. We believe that many of the open-loop scrubbers already installed will eventually be converted to closed-loop (where the LiqTech filtration system is employed), thus resulting in a significantly larger market for LiqTech. The Company is globally engaging with scrubber equipment suppliers, ship owners/operators, and shipyards. Furthermore, we present our water treatment and filtration solutions at marine conferences and trade shows, while also through digital marketing.

In addition to our marine scrubbers, LiqTech offers packaged filtration systems consisting of ceramic SiC and conventional reverse-osmosis (RO) membranes for industrial and municipal customers. We anticipate that global demand will increase for robust and low operating expense products such as ours that are well-suited for mobile and modular systems. RO membranes are increasingly used to produce drinking water (desalination of seawater or brackish water), demineralized water for industrial processes (boiler feed water, microelectronics production), and food processing and pharmaceuticals. Moreover, many laboratories rely on pure water, for which demineralization is an essential step. LiqTech is differentiated by what we believe is our superior SiC membrane technology and by being able to provide a complete water treatment system. According to Global Industry Analyst report, dated April 2021, the global membrane filtration market is expected to grow at a compound annual growth rate (CAGR) of 5.3%, from $14 billion in 2020 to $20 billion in 2027.

Generally, we also see a growing, global demand for higher-quality re-injection water from unconventional oil and gas productions. In addition, we see tightening water discharge legislation, increasing water usage (more water produced per barrel of oil), and the introduction of Enhanced Oil Recovery (“EOR”) techniques. The tightening water discharge legislation is a problem for conventional treatment and filtration technologies; however, our SiC Filters can mitigate these challenges, and we believe the increasing demand represents a favorable market trend for our business.

Water is essential to life on earth, and clean water shortages are affecting billions of people. Today, 2.2 billion people lack safely managed drinking water, and 3 billion people worldwide lack basic handwashing facilities at home. In addition, more than 700 million people could be displaced due to water scarcity (according to the UN). According to the World Health Organization, approximately 361,000 children die every year due to unsafe water and lack of basic sanitation. Due to the growing need for pure water for drinking and industrial purposes, the market for water filtration is growing rapidly, with more and larger plants being commissioned all over the world.

Diesel Particulate Filter (DPF) Market

Our legacy business related to the provision of DPF filters is expected to continue growing across Asia, Europe, and the United States as regulators require diesel engines to comply with new and more stringent environmental rules and regulation. In Europe, for example, German cities continue enforcing increased requirements for diesel engines to include DPF filters, with the same trend also taking place in select Asian countries.

Furthermore, our proprietary DPF technology has paved the way for new market opportunities such as black carbon marine, where our solutions allow both ocean-going and inland marine vessels to comply with current and future regulatory thresholds as defined by both IMO and regional regulators. In Asia, we are currently intensifying our commercial efforts and expanding our regional manufacturing capabilities in China with the aim of capitalizing on its future market potential.

According to an industry publication (Diesel Particulate Filter – Global Market Outlook (2017-2026)), dated January 16 2019, the global market for new DPF filters manufactured by OEMs is expected to increase approximately 13% per year from 2017 to 2026. Diesel emissions consist of several toxic gases and particles: particulate matter (soot), carbon monoxide, and hydrocarbons. Soot has been linked to a variety of human health problems. Reducing diesel emissions will have both health and social benefits, along with reduced costs.

In response to these health impacts, governments have been implementing legislation to regulate emissions from diesel engines. California implemented the Diesel Risk Reduction Plan, and New York City implemented binding directives for the retrofitting of buses, garbage trucks, and construction machines. In the European Union, Directive EC 715/2007 of June 20, 2007, defines particle count limits for certain cars and light utility vehicles. Also, low emission zones have been implemented locally in various places in Europe, creating a patchwork of regulation.

The Asian markets have shown an improved standard of living due to financial growth, which has led to increased sales of vehicles in the region. At the same time, pollution in major cities has reached high particulate matter levels. As a result, the Chinese government has introduced additional regulations, including new emissions standards, faster than previously anticipated. We also believe the high pollution levels will increase the need to retrofit existing vehicles.

Research and Development

We have eighteen (18) full-time employees that are primarily engaged in research and development activities pertaining to the developing of technology and intellectual property rights related to silicon carbide product forms, applications, and manufacturing processes.

Manufacturing

We currently manufacture our DPF and membrane products in Ballerup, Denmark. We assemble our water treatment systems in Hobro, Denmark, and we manufacture plastic products in our facilities located in Aarhus, Denmark. We plan to expand our production capacity in China and the Middle East, primarily through investment in additional facilities and manufacturing equipment for both membranes and filter products.

Raw Materials

The main raw materials we use in our manufacturing processes are silicon carbide, steel, plastic, platinum, and palladium. We purchase these commodities from various sources generally based upon availability and price.

Sales, Marketing and Distribution

Our products are sold primarily to large industrial customers for gas and liquid filtration. The Company sells through direct sales, systems integrators, distributors, agents, and partners.

The Company initially focused on selling its DPF filters to the automotive industry. In 2014, we acquired Provital Solutions, a Danish filtration system manufacturing company, which enabled us to shift our focus to providing complete, modular liquid filtration systems. The Company’s liquid filtration systems business is now rapidly expanding, focusing on the marine industry and other industrial applications in mining, power generation, aquaculture, oil and gas, and other applications within the pool industry, water reclamation, and drinking water.

We plan to actively market our existing products to new customers as we increase our production capacity. As of March 2022, we employed eleven (11) full-time salespeople in addition to distribution agents. We promote our products through direct sales to potential customers and marketing activities such as participation in tradeshows and exhibitions, with a heavy focus on digital marketing.

In certain instances, our products are delivered to the end customer through system integrators. These system integrators use our filtration products in larger filtration systems, which eventually are installed in products used by the end customer. Due to legislative regulation, system integrators are often required by end customers to receive approval for their systems, including the components used in such systems, which requires significant time and expenses. As a result, we believe that certain system integrators that use our products will not replace our filters with competitive products unless there are compelling reasons to do so.

Intellectual Property

We have one issued patent in the United States that we co-own with a third party, two issued patents in Denmark, three issued foreign patents (Germany, China, and South Korea) that we co-own with a third party, and one pending European patent application that we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date (July 8, 2004) of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents vary in keeping with local laws. On July 7, 2014, we obtained a new Danish patent application related to our silicon carbide membrane technology.

We also rely on trade secret protection for our confidential and proprietary information. Trade secrets, however, can be difficult to protect. We may not be able to maintain our technology or know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable technology or know-how related to the manufacture of comparable silicon carbide products. We also seek to protect our confidential and proprietary information, in part, by requiring all employees, consultants, and business partners to execute confidentiality and/or nondisclosure agreements upon the commencement of any employment, consulting arrangement, or engagement with us. These agreements generally require that all confidential and proprietary information developed by the employee, consultant, or business partner, or made known to the employee, consultant, or business partner by us, during the course of the relationship with us and thereafter, be kept confidential and not disclosed to third parties.

We also believe that having distinctive names is an important factor in marketing our products and therefore use trademarks to brand some of our products. As of March 2022, we had one trademark registration in the United States (LiqTech NA) and four trademark registrations in the European Union (AQUA SOLUTION, CoMem, CDPX, and FUTURE FILTRATION).

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

We believe that, due to the constant focus on the environment, clean air, and clean water standards throughout the world, more stringent regulations in the U.S., Europe and elsewhere around the world are likely as governmental agencies seek to improve standards required for certification of products intended to promote clean air and water. In the event our products fail to meet these changing standards, some or all our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition, and long-term prospects.

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

Employees

At December 31, 2021 we had 120 employees, including 67 in production, 12 in administration, 18 in research and development, 21 in sales and engineering and 2 in executive management.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of respiratory illness caused by the novel coronavirus first identified in Wuhan, Hubei Province, China (COVID-19). The COVID-19 pandemic has resulted in authorities worldwide implementing numerous measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, border controls, limitations on business activity, social distancing requirements, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. The impact of the pandemic on our business and operations and our ability to execute our strategic plans remains uncertain and will depend on many unpredictable factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic; the development, availability and distribution of vaccines and other effective treatments to treat the COVID-19 virus and any new variants thereof; the emergence of new variants that are more contagious, symptomatic or fatal and the time the medical community requires to respond to such variants; the imposition of and compliance with protective public safety measures; the impact of the pandemic on the global economy; and the related impacts on our development pipeline and demand for our products.

Since 2020 and throughout 2021, management has initiated several precautionary initiatives across our business in accordance with local regulations and guidelines to mitigate the spread of COVID-19. These precautions have impacted the way we carry out our business, including additional sanitation and cleaning procedures in our production and other facilities, temperature and symptom confirmations, remote working when possible, and implementation of social distancing and staggered worktime requirements for our employees who must work on-site. If we are required to continue such measures for an extended period, it could impact the ability of our employees to collaborate efficiently. In addition, the loss or unavailability of our production staff or other key employees and executives, as a result of sickness of employees or their families or the responsibility of employees to manage family obligations while working from home, could continue to negatively impact our business and operations including our ability to operate or execute our business strategy efficiently. Continued employee telecommuting activity also increases the risk of a security breach of our information technology systems. The changed environment under which we are operating could have an impact on our internal controls over financial reporting.

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

As a result of the COVID-19 pandemic and the geopolitical unrest and general restrictions on the global supply chain amid increased global trade combined with challenges from the Evergreen blockage of the Suez Canal in 2021, our business continues to be exposed to significant disruptions and delays in the global supply chain.

Since the start of the COVID-19 pandemic in early 2020, there has been an overall decline in new orders, particularly in the shipping industry, due to reduced investment caused by demand disruption and the volatility of oil prices. The effects of a prolonged pandemic could result in a prolonged negative impact on investment in the shipping industry and in other industries. In addition, if COVID-19 impacts the financial position of our customers or any of our collaboration partners, we may have difficulty collecting receivables or milestone payments, and our business and results of operations could be exposed to risks associated with uncollectible accounts or defaults on contractual payment obligations by our collaboration partners. If we are unable to generate sufficient cash from operations due to the impacts of the COVID-19 pandemic or otherwise, we may need to raise additional funds. The duration and severity of any further economic or market impact of the pandemic remains uncertain as exemplified by the rapid increase in the COVID-19 pandemic in late 2021 due to Omicron variant, thus there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

Historically, we have been dependent on a few major customers for a significant portion of our Company's revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2021, our four largest customers accounted for approximately 12%, 10%, 9%, and 6% of our net sales (approximately 37% in total). For the year ended December 31, 2020, our four largest customers accounted for approximately 27%, 10%, 8% and 8% of our net sales (approximately 53% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers, and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced delays or cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such delays, cancellations, and fluctuations in the future. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with limited or no penalties. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

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

We expect to finance our anticipated future growth and possibly future strategic acquisitions through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, or reduce the scope of, our plans to grow our revenues, to consummate one or more strategic acquisitions, or to scale back our business plans. In addition, we could be forced to reduce or forgo attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Changes in China’s political, social, regulatory, or economic environments may affect our financial performance.

Our financial performance related to the new manufacturing facility in Taicang and the commercial potential in China may be affected by changes in the Chinese political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facility in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution. The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report possible safety or environmental violations to regulatory agencies, even when there may not be actual violations. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products, generate revenue, and cover fixed costs in China.

The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution as evidenced in the new five-year plan.

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution as evidenced in the new 14th five-year plan related to 2021-2025. These efforts may impact manufacturing companies through mandatory shutdowns, increased inspections, and regulatory reforms to ensure the Chinese manufacturing industry complies with the overall targets for climate, pollution, and R&D. Furthermore, the timing and impact on demand for environmental solutions required to help achieve the overall climate targets remain uncertain as local, regional and national legislation and government actions may be subject to delays. Consequently, the financial impact from the Taicang manufacturing facility could be negatively impacted by both manufacturing delays or reduced demand given the risk and timing uncertainties related to the new five-year plan including relevant emission legislation, which would frustrate our ability to generate revenue and cover fixed costs.

If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.

If the Chinese government were to place additional restrictions on the transportation of materials and products in and out of China, then our ability to transport our raw materials or products could be limited and result in manufacturing delays or bottlenecks at shipping ports, affecting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level. Any of these restrictions could materially and adversely impact our results of operations, cash flow, and our financial condition.

Our international operations are exposed to potential adverse tax consequence in China.

Our international operations create a risk of potential adverse tax consequences. Taxes on income in our future China-based operations are dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies among taxing authorities in application of the arm's length standard, transfer pricing challenges by tax authorities could, if successful, materially increase our consolidated income tax expense. We will be subject to tax audits in China, and an audit could result in the assessment of additional income tax against us. This could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

Adverse conditions or events affecting the marine transportation industries may have a material adverse effect on our business.

Global health crises, such as a prolonged outbreak of COVID-19, can significantly impact us and our customers and suppliers. For example, the global shipping industries have been negatively impacted by the coronavirus outbreak due to increased travel restrictions and may be further adversely affected by an extended shutdown of various businesses in the impacted regions. In light of this operating environment, shipping companies that carry goods may begin to significantly reduce the number of seaborne vessels or reroute ships as measures to stop the spread of the coronavirus negatively impact the demand for seaborne transport of goods. This, in turn, can adversely affect the demand for our marine scrubbers to these shipping customers if many vessels sit idle or are taken out of service during the outbreak.

Furthermore, the volatility in oil prices caused by demand destruction from economic shutdowns and geopolitical tensions such as those between Russia and Ukraine have created similar volatility in the price of fuel oil used by our marine customers, including low-sulfur fuel oil. A reduction in the price of low-sulfur fuel oil could negatively affect the demand for our marine scrubber systems, which could impact our sales of marine scrubbers and our operating results.

We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The uncertain macroeconomic environment caused by the prolonged outbreak of COVID-19 may adversely affect our results and could have a negative impact on demand for our products. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

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

In order to expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to identify such persons, and even if we identify them in periods with low unemployment and increased wage inflation, we may not have the funds or ability to employ them, which could have a material adverse effect on our business.

Future growth of our business depends in part, on the availability of funding for emissions control programs as well as the enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide, all of which are beyond our control and the lack of which could negatively affect our future growth.

Future growth of our business depends in part on the availability of funding for emissions control programs, which can be affected by economic as well as political reasons that are beyond our control. If such funding is not available, or delayed, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, where regulations and standards are frequently contested in litigation. For example, our ability to expand our business in the marine industry is dependent on the effective implementation of IMO 2020, which requires the burning of low-sulfur oil for marine vessels or the inclusion of marine scrubber technology. During the IMO meeting in November 2021, a number of proposals for further mid-term GHG reduction measures were discussed, including market-based measures, to address GHG emissions from shipping, as well as a proposal to establish an International Maritime Research and Development Board; however no immediate regulation was imposed. If existing regulations and emissions standards do not continue to become stricter, are loosened or are not enforced by governmental authorities due to commercial and business pressure, economic conditions or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We expect to expand our operations by increasing our internal resources, making acquisitions and entering into new markets. The growth of our business could place significant strain on our management, operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls as well as to expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment. We also may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future.

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a material adverse effect on our business.

We believe that due to the intensifying focus on the environment and clean air and water standards throughout the world, new requirements to adhere to more stringent regulations are possible in the future as governmental agencies seek to promote clean air and water among new product certifications. In the event that our products fail to meet these evolving standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition and long-term prospects.

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our re-crystallized silicon carbide product forms, applications, and manufacturing processes. We rely principally on a combination of patent protection, trade secrets, confidentiality and non-disclosure agreements, and trusted business relationships to establish, maintain and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or retain any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. In particular, because silicon carbide is a well-known material (developed over 100 years ago), and there has been extensive research, development and publication related to this material and its wide range of applications, obtaining intellectual property rights to key elements of silicon carbide technology can be challenging. Accordingly, at least some of the technology employed in our manufacture of re-crystallized silicon carbide products is not protected by patents.

Where we consider it appropriate, we seek patent protection in the United States and other countries on technologies used in, or relating to, our re-crystallized silicon carbide product forms, applications, and manufacturing processes. The issuance of a patent is not conclusive as to its scope, validity, and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States, and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

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

To further strengthen our product development efforts, we continue to work closely with customers, the Danish government and other third parties to research and develop advancements in silicon carbide product forms, applications, manufacturing processes and related products and technologies. We have entered into agreements with private third parties and have been awarded a research and development contract with the Danish government to independently and jointly research, design and develop new devices and systems that incorporate our silicon carbide technologies. We expect to enter into similar private agreements and be awarded similar government contracts in the future. In some instances, the research and development activities that we conduct under these contracts may produce intellectual property to which we may not have ownership or exclusive rights and will be unable to protect or monetize. Furthermore, there could be disputes between us and a private third party as to the ownership rights to any inventions that we develop in collaboration with such third party. Any such dispute may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business or harm our reputation.

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

We use silicon carbide, steel, plastic, platinum and palladium in the manufacture of our products. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and future products that would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to silicon carbide, steel, plastic, platinum, or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results.

We may rely on subcontractors to meet current demand for our products, and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure of which could have a material adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We may not have adequate internal manufacturing facilities to substantially increase production of our products, and obtaining additional manufacturing capacity in-house could require substantial capital expenditures. We may not have the capital resources to obtain or construct new facilities to expand manufacturing capacity and meet increasing demand for our products, which could have a material adverse effect on our operations. Conversely, any significant decrease in demand for our products could create idle plant capacity and an inability to cover fixed costs, which could adversely impact our results of operations and financial condition.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent, China, and other countries, we are exposed to fluctuations in foreign currency rates. Most income and expense related transactions are denominated in other currencies than the reporting currency, and furthermore, a certain portion of the excess cash balances may be held in other currencies than the reporting currency or in bank accounts outside the United States, causing risks of currency fluctuations when translating balances to the official currency rate at the end of the reporting period. We may manage the risk to such exposure by active cash flow management, and in some cases, by entering into foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future. As of December 31, 2021 and 2020 we have not entered into any derivate contracts to hedge our currency exposure.

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

The nature of our manufacturing operations exposes us to potential claims and liability for environmental damage, personal injury, loss of life and damage to, or destruction of, property. Our manufacturing operations are subject to numerous laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past, and it is reasonable to expect additional and more stringent changes in the future. Our manufacturing operations may not comply with future laws and regulations, and we may be required to make significant unanticipated capital and operating expenditures to bring our operations within compliance with such evolving regulations. If we fail to comply with applicable environmental laws and regulations, manufacturing guidelines, and workplace safety requirements, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits, and private parties may seek damages from us. Under such circumstances, we could be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims for which we may not have sufficient or any insurance coverage for claims.

A significant portion of our assets and some of our officers and directors may be located outside of the United States; therefore, it may be difficult for an investor to enforce within the United States any judgments obtained against us or such officers and directors.

A significant portion of our assets are located outside of the United States. In addition, the majority of our officers and potentially some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to affect service of process or enforce within the United States any judgments obtained against us or such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us or such officers and directors predicated upon the securities laws of the United States or any state thereof.

We have a plan to establish a joint venture in the Middle East and may engage in additional collaborations, joint ventures, or strategic alliances in the future, and we may not realize the benefits of such arrangements.

LiqTech, has signed a joint venture agreement to supply and operate water treatment systems for oil and gas producers in the Middle East with a local company. We expect to deliver technological know-how, design of water treatment systems and components to support potential projects in the Middle East. The joint venture agreement is structured as a jointly owned limited liability company incorporated under the laws in the local country, with LiqTech Water Projects holding 49% of the shares. All profits of the company are to be allocated proportionally to the ownership share, and none of the parties are liable for the company’s liabilities towards third parties. As of year-end 2021, the joint venture was not legally established.

Additionally, from time to time, we may enter into other joint ventures with other entities. Establishment of a joint venture involves significant risks and uncertainties, including (i) our inability to cooperate with our local partner, (ii) our local partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our local partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. In any joint venture we engage in, we will rely on our local partner for the implementation of much of any such joint venture operation, and the success of any such operation is thus not entirely within our control. Any failure or perceived failure of a joint venture may have a material impact on our operations and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. If our internal controls over financial reporting are determined to be ineffective, resulting in material weaknesses and/or significant deficiencies; investor perceptions regarding the reliability of our financial statements may be adversely affected, which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

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

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information; improper usage and distribution of our intellectual property; theft, manipulation, and destruction of private and proprietary data; and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results, and any legal action in connection with any such cybersecurity breach could be costly and time-consuming, may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert such resources from the continued growth of our business and implementation of our business strategy.

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

Our articles of incorporation and bylaws contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. For example, our articles of incorporation authorize our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

●	the underlying price of the commodities that affect our key markets of industrial water filtration, marine, and oil & gas;
●	announcements of capital budget changes by major customers;
●	the introduction of new products by our competitors;
●	announcements of technology advances by us or our competitors;
●	current events affecting the political and economic environment in the United States, Europe or Asia;
●	conditions or industry trends, including demand for our products, services and technological advances;
●	changes to financial estimates by us or by any securities analysts who might cover our stock;
●	additions or departures of our key personnel;
●	government regulation of our industry;
●	seasonal, economic, or financial conditions;
●	our quarterly operating and financial results;
●	litigation or public concern about the safety of our products; or
●	the effect of COVID-19.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by changes in governmental regulations regarding diesel particle emissions and marine wastewater because demand for our products and services is closely related to those regulations. The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

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

As a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”)) we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only three years of business information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for shareholders to sell their shares.

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

PUBLIC COMPANY RISK FACTORS

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

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition, and results of operations.

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

Our business could be negatively affected as a result of the actions of activist shareholders, and such activism could impact the trading value of our securities.

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

Our business could be negatively impacted the by surge in geopolitical unrest and associated market turmoil negatively impacting both financial markets.

Increased geopolitical tensions and potential prolonged inflationary pressure combined with increased commodity prices and general volatility across financial markets could negatively impact demand for our products and services due to temporary or even permanent reductions in investments across the global transportation, shipping, and energy industries. The relevance and economic benefits of our systems may also be undermined by a delayed introduction or compliance with both environmental and regulatory efforts. Furthermore, potential sanctions imposed on select countries, could adversely affect our supply chain and overall demand, thus reducing our ability to timely source raw materials and deliver finished goods and services to our clients.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 67,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 57,000 square feet is used for production. The lease will expire on August 31, 2024. We also conduct operations at Benshøj Industrivej 24, 9500 Hobro, Denmark, where we lease approximately 45,750 square feet, of which approximately 10,750 square feet is used for office space and 35,000 square feet is used for production. The lease will expire on November 30, 2034. Other operations are located at Sindalsvej 38-40, Risskov, Denmark, where we lease approximately 19,500 square feet, of which approximately 2,200 square feet is used for office space and 17,300 square feet is used for production. The leases will expire on August 31, 2024.

On September 23, 2021, LiqTech entered into a Lease Agreement through its wholly-owned subsidiary LiqTech Emission Control A/S, effective September 1, 2021, for a minimum term of eight years, and thereafter renewable upon six months’ notice, with Plainvim (Taicang) Industrial Park Co., Ltd., a company organized under the laws of the Republic of China, pursuant to which LiqTech agreed to lease 91,752 square feet of property located at No. 525, Lingang South Road, Yuewang, Shaxi Town, Taicang City, Jiangsu Province, China. The China property will be used primarily for the production, warehousing and storage of filtration supplies, products, and equipment and for ancillary office purposes.

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

As of December 31, 2021, there were approximately 32 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Subject to Nevada law, our Board of Directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends subject to:

●	any contractual restrictions limiting our ability to pay dividends that may be applicable at such time;
●	our earnings and cash flow;
●	our capital requirements;
●	our financial condition; and
●	other factors that our Board of Directors deems relevant.

Since the beginning of our fiscal year ended December 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Since the beginning of our fiscal year ended December 31, 2021, we have not repurchased any of our equity securities.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2021 Developments

On March 24, 2021 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount Senior Convertible Note due 2023 (the “Note”) and an aggregate of 80,000 shares of commons stock (together with the Note, the “Securities”). The Securities Purchase Agreement provides that the net proceeds from the sale of the Securities shall be used for general corporate purposes, including working capital and potential acquisitions.

On August 20, 2021, the Company entered into a new agreement regarding the provision of LiqTech’s water filtration system for an offshore deep-sea drilling application within the European oil & gas market.

On September 23, 2021, the Company entered into a Lease Agreement through its wholly-owned subsidiary LiqTech Emission Control, for a minimum term of eight years, with Plainvim (Taicang) in China, pursuant to which LiqTech agreed to lease a 91,752 square feet property used primarily for the production, warehousing and storage of filtration supplies, products, and equipment and for ancillary office purposes.

On October 6, 2021, the Company announced its first oil and gas order in the Middle East with one of the major oil field services companies in the world. Under the terms of the contract, the customer will be deploying LiqTech's water filtration systems.

On November 23, 2021, the Company announced the appointment of Simon S. Stadil as Chief Financial Officer of LiqTech International.

Results of Operations

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table sets forth our revenues, expenses and net income for the years ended December 31, 2021 and 2020 in U.S. dollars, except for percentages.

	For the Year Ending December 31,
					Period to Period Change
	2021	As a % of Sales	2020	As a % of Sales	$	Percent %
Revenue	18,273,442	100.0%	22,526,201	100.0%	(4,252,759)	(18.9)%
Cost of Goods Sold	16,697,296	91.4	20,379,519	90.5	(3,682,223)	(18.1)

Gross Profit	1,576,146	8.6	2,146,882	9.5	(570,536)	(26.6)

Operating Expenses
Selling expenses	4,564,188	25.0	2,918,418	13.0	1,645,770	56.4
General and administrative expenses	5,836,629	31.9	6,205,040	27.5	(368,411)	(5.9)
Research and development expenses	1,862,653	10.2	1,278,331	5.7	584,322	45.7
Total Operating Expenses	12,263,470	67.1	10,401,789	46.2	1,861,681	17.9

Loss from Operations	(10,687,324)	(58.5)	(8,255,107)	(36.6)	(2,432,217)	29.5

Other Income (Expense)
Gain on modification of earn-out liability		0.0	306,073	1.4	(306,077)	(100.0)
Interest and other income	371,467	2.0	139,513	0.6	231,954	166.3
Interest expense	(708,176)	(3.9)	(120,903)	(0.5)	(587,273)	485.7
Amortization discount on Convertible Note	(835,331)	(4.6)			(835,331)
Fair value adjustment of warrants		0.0	(901,250)	(4.0)	(901,250)	(100.0)
Gain (Loss) on currency transactions	668,225	3.7	(1,469,607)	(6.5)	2,137,862	(145.5)
Gain (Loss) on sale of fixed assets	1,113	0.0	27,772	0.1	26,659	96.0
Total Other Income (Expense)	(502,672)	(2.8)	(2,018,398)	9.0	1,515,726	(75.1)

Loss Before Income Taxes	(11,189,996)	(61.2)	(10,273,505)	(45.6)	(916,491)	8.9
Income Taxes Provision (Benefit)	(63,036)	(0.3)	(465,145)	(2.1)	402,109	(86.4)

Net Income/(Loss)	(11,126,960)	(60.9)	(9,808,360)	(43.5)	(1,318,600)	13.4

Revenues

Revenue for the year ended December 31, 2021 was $18,273,442 compared to $22,526,201 for the same period in 2020, representing a decrease of $4,252,759, or 19%. The change in revenue mainly consists of a decrease in sales of liquid filters and systems partly offset by an increase in sales of DPFs and plastics.

●

For the years ended December 31, 2021 and 2020, our sales of liquid filters, services and systems were $7,196,465 and $14,147,842, respectively, and accounted for 39% and 63% of our total sales, respectively

●	For the years ended December 31, 2021 and 2020, our sales of DPFs were $7,183,868 and $5,131,891, respectively, and accounted for 39% and 22% of our total sales, respectively.
●	For the years ended December 31, 2021 and 2020, our plastics revenues were $3,615,681 and $2,647,366, respectively and accounted for 20% and 12% of our total sales, respectively.

The decrease in sales of liquid filters and water treatment systems is a result of the negative impact of the ongoing COVID-19 pandemic, but also increased supply chain restrictions and general market volatility, which has resulted in significant restrictions and business limitations across the globe and caused a substantial decline in the demand and delivery of water treatment systems for the marine scrubber industry. The demand for our DPFs reflects a continued interest in environmental solutions to reduce global CO2 emissions amid increased political and regulatory efforts.

Furthermore, for the years ended December 31, 2021 and 2020, LiqTech received revenue from government grant projects of $277,428 and $599,102, respectively.

Gross Profit

Gross profit for the year ended December 31, 2021 was $1,576,146 compared to $2,146,682 for the same period in 2020, representing a decrease of $570,536, or approximately 27%. The decrease in gross profit is due to the decline in sales of liquid filters and water treatment systems, for which sales command a higher gross margin. Gross profit was further impacted by increased costs related to decisions made prior to the impact of COVID-19, where the Company had invested in the expansion and improvement of production facilities along with additional employees. Furthermore, increased cost related to the China project ramp-up and changes in sales mix negatively impacted the 2021 gross profit. Included in the gross profit for the year ended December 31, 2021 is depreciation of $1,957,357 compared to $2,204,917 for the same period in 2020.

Expenses

Total operating expenses for the year ended December 31, 2021 were $12,263,470, representing an increase of $1,861,681, or approximately 18%, compared to $10,401,789 for the same period in 2020.

Selling expenses for the year ended December 31, 2021 were $4,564,188 compared to $2,918,418 for the same period in 2020, representing an increase of $1,645,770 or approximately 56%. This change is attributable to the pre-COVID-19 decision to hire new sales employees, for which the average number of sales employees increased from 13 in 2020 to 19 in 2021. Other expenses related to the update of the Company’s website and other marketing materials have also resulted in increased selling expenses.

General and administrative expenses for the year ended December 31, 2021 were $5,836,629 compared to $6,205,040 for the same period in 2020, representing a decrease of $368,411, or 6%. The decrease in general and administrative expenses is attributable to the reduction of administrative employees, for which the average number of employees decreased from 22 in 2020 to 13 in 2021. Included in general and administrative expenses is non-cash compensation expenses of $481,105 and $343,780 for the years ended December 31, 2021 and December 31, 2020, respectively, representing an increase of $137,327, or 40%, attributable to stock grants to members of the Board and management.

The following is a summary of our non-cash compensation:

	2021	2020
Compensation for vesting of restricted stock awards issued to the Board of Directors	$197,500	$163,224
Compensation for vesting of restricted stock awards issued to management	283,604	180,556
Total Non-Cash Compensation	$481,105	$343,780

Research and development expenses for the year ended December 31, 2021 were $1,862,653 compared to $1,278,331 for the same period in 2020, representing an increase of $584,322, or 46%. This change is attributable to an increase in the average number of employees engaged in research and development activities as the Company focuses on the further development of existing and new products for the marine industry. The average number of employees engaged in research and development activities increased from 14 in 2020 to 17 in 2021.

Other income (expenses)

Total Other income (expense) for the year ended December 31, 2021 was $(502,672) compared to $(2,018,398) for the comparable period in 2020, representing a decrease of $1,515,726, or 75%. Included in the Other income (expenses) for the year ended December 31, 2020 is the negative effect of $901,250 resulting from the fair value remeasurement of the prefunded warrants issued in May 2020. Additionally, the gain on currency transactions from the USD/DKK exchange rate impacted Other income as a gain by $668,255 in 2021 compared to a loss of $(1,469,607) in 2020, representing an increase of $2,137,862. Further, in 2021 interest expenses was $(708,176) compared to $(120,903) in 2020, which together with the Amortization discount of $(835,331), reflects the issuance of the Convertible Note in 2021.

Income taxes provision

The income tax benefit for the year ended December 31, 2021 was $63,036 compared to a benefit of $465,145 for the comparable period in 2020, representing a decrease of $402,109 mainly driven by a reduction in tax credits associated with the Danish research and development activities.

Net Income/(Loss)

Net income/(loss) for the year ended December 31, 2021 was $(11,126,960) compared to $(9,808,360) for the comparable period in 2020, representing an increased loss of $1,318,600.

This change was primarily attributable to the decrease in revenue due to diminished demand for marine scrubbers, higher relative costs of goods sold as a percentage of revenue due to investments in production capacity across our Danish manufacturing facilities and inflationary pressure on both raw materials, electricity and salary related to hourly paid workers. The year-on-year development also reflects continued investments in the global sales organization and the research and development efforts leading to an overall increase in spend compared to 2020.

Liquidity and Capital Resources

Based on the prolonged negative effects of the global pandemic, we are unable to predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity, and cash flows. Our compliance with the measures implemented to avoid the spread of the virus had a material adverse impact on our financial results since March 2020. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures along with the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, might not be sufficient to cover our capital requirements for the next 12 months from the issuance of this report as we consider further investments to generate revenue growth. In addition, as a result of the reduced order intake, continued supply chain disruptions, and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels and continued supply chain disruptions, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2022.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect and how our business may be adversely affected as a result of the pandemic’s global economic impact and associated supply chain disruptions. In the future, the pandemic may cause reduced or changed demand characteristics for our products, especially if it results in a global recession or structural shifts in the demand for our products across our end markets. It could also lead to limitations in our ability to produce and ship products caused by governmental actions and regulations to contain the spread of the virus along with disruptions in the global supply chain.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had a line of credit amounting to DKK 20,000,000 ($3,000,000), which is used for a leasing arrangement pertaining to deliveries of high-temp furnaces.

On December 31, 2021, we had cash of $17,489,380 and net working capital of $11,199,258, and on December 31, 2020, we had cash of $13,264,449 and net working capital of $15,839,992. On December 31, 2021, our net working capital decreased by $4,640,734 compared to December 31, 2020, mainly as a result of the current portion of the Convertible Note and lower Accounts payable. This was partly offset by lower Accounts receivable and an increase in cash due to the proceeds from the issuance of a Convertible Note in April 2021.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of DKK13,000,000 (approximately $2,000,000). The credit line is secured by a cash deposit of $2,000,000.

Cash Flows

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Cash used by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2021 was $7,203,843 compared to cash used by operating activities of $2,598,865 for the year ended December 31, 2020, representing a reduction of $4,604,978. The cash used by operating activities for the year ended December 31, 2021 consists mainly of the net loss for the year of $(11,126,960) adjusted by depreciation and other non-cash related items of $3,992,529. Further, changes in assets and liabilities include decreased Accounts receivables of $971,460, a decline in Contract assets/liabilities of $455,185, and an increase in Accrued expenses of $798,543, offset by a decrease in Accounts payable of $532,718.

Net cash used in investing activities was $1,450,139 for the year ended December 31, 2021 as compared to $4,008,521 for the year ended December 31, 2020, representing a reduction of $2,558,382, or 64%. The investing activities include the purchase of property and equipment, especially related to the Danish manufacturing facilities. For the year ended December 31, 2020, the investments mainly related to the new furnaces in Ballerup.

Cash provided by financing activities was $13,902,999 for the year ended December 31, 2021 as compared to $7,216,902 for the year ended December 31, 2020. This change of $6,686,097 was mainly attributable to the net cash proceeds of $14,283,333 related to the Convertible bond issuance in March 2021 compared to the capital raise in May 2020 of $7,237,127.

	2021	2020
Net Cash Used in Operating Activities	$(7,203,843)	$(2,598,865)
Net Cash Used in Investing Activities	(1,450,139)	(4,008,521)
Net Cash Provided by Financing Activities	13,902,999	7,216,902
Net Change in Cash and Cash Equivalents	4,224,931	3,480,517
Cash and Cash Equivalents at End of Period	$17,489,380	$13,264,449

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

The roll-forward of the allowance for doubtful accounts for the year ended December 31, 2021 and December 31, 2020 was as follows:

	2021	2020
Allowance for doubtful accounts at the beginning of the period	$498,044	$612,434
Bad debt expense	(28,499)	320,270
Receivables written off during the periods	(24,415)	(484,265)
Effect of currency translation	(36,054)	49,605
Allowance for doubtful accounts at the end of the period	$409,076	$498,044

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

The Company did not record an impairment charge on goodwill during the years ended December 31, 2021 and 2020, as management's estimated fair value of the reporting unit exceeded its carrying value determined during impairment testing in the fourth quarters of 2021 and 2020.

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

Management has analyzed the impact of the COVID-19 pandemic on its financial statements as of December 31, 2021 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets. During the years ended December 31, 2021 and 2020, no impairment charge of long-lived assets has been recorded.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified retrospective method as of January 1, 2018.

The Company sells products throughout the world; sales by geographical region are as follows:

	% Distribution		For the Year Ended December 31
	2021	2020	2021	2020
North America	17%	3%	$3,121,797	$656,032
Australia	2%	2%	401,485	524,255
Asia	23%	15%	4,256,585	3,372,286
Europe	58%	80%	10,493,574	17,973,628
	100%	100%	$18,273,442	$22,526,201

The Company’s sales by product line are as follows for the years ended December 31, 2021 and 2020:

	% Distribution		For the Year Ended December 31
	2021	2020	2021	2020
Liquid filters and systems	39%	63%	$7,196,465	$14,147,842
Diesel particulate filters	39%	22%	7,183,868	5,131,891
Plastics components	20%	12%	3,615,681	2,647,366
Development projects	2%	3%	277,428	599,102
	100%	100%	$18,273,442	$22,526,201

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

The Company has received long-term contracts for grants from government entities for the development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtrations systems. We measure transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided, or when products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our balance sheet as Contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our balance sheet as Contract liabilities.

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

The roll-forward of Contract assets / liabilities for the periods ended December 31, 2021 and December 31, 2020 is as follows:

	December 31, 2021	December 31, 2020
Cost incurred	$3,381,994	$3,997,161
Unbilled project deliveries	454,158	1,015,977
VAT	542,255	446,608
Other receivables	60,158	75,010
Prepayments	(2,947,736)	(3,112,118)
Deferred Revenue	(499,146)	(866,680)
	$991,682	$1,555,958

Distributed as follows:
Contract assets	$1,906,510	$2,708,136
Contract liabilities	(914,828)	(1,152,178)
	$991,682	$1,555,958

Income Taxes

We must make estimates and judgments in determining the provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

Inventory

The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of excess or obsolete inventory. As of December 31, 2021, we had total furnace parts and supplies of $213,224, raw materials of $2,144,076, work-in-process inventory of $1,671,290, total finished goods inventory of $1,660,907 and a reserve for excess and obsolescence of $268,470. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitors’ products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory or increase our allowance, which would negatively impact our gross profit.

In order to determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing, assembly and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross profit. We refer to these costs as excess capacity charges. The Company has been operating below capacity, and excess capacity charges have been recognized as cost of sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. (“the Company”) as of December 31, 2021, and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit procedures consisted of the following:

●	Obtaining an understanding and testing management’s process for developing the standard costing model and overhead allocations.
●

Assessing the accuracy, completeness, and reasonableness of the costs included in the standard costing model and overhead allocation to ensure all costs capitalized were appropriate, complete and proper.

●

Evaluating the appropriateness and reasonableness of the assumptions used by management to allocate costs to specific costs, including assessing the reasonableness of production times, labor requirement and energy usage.

●	Performing cost testing on raw material inputs purchased by tracing the recorded costs to supporting third party invoices.

Revenue Recognition – Contracts with Multiple Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. Revenue recognized in 2021 related to contracts with multiple performance obligations was approximately $7.2 million.

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

Our audit procedures consisted of the following:

●	Obtaining an understanding and testing management’s process for identifying, evaluating, and accounting for contracts with multiple performance obligations.
●

Examining revenue arrangements on a test basis, including evaluating the terms and conditions of the arrangements and testing the identification, evaluation, and accounting of the performance obligation.

●	Performing procedures to test the completeness and accuracy of the data used to determine stand-alone selling price.
●	Evaluating the reasonableness of the approach used to determine stand-alone selling price.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

March 30, 2022

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2021	2020
Current Assets:
Cash, cash equivalents and Restricted cash	$17,489,380	$13,264,449
Accounts receivable, net of allowance for doubtful accounts of $409,076 and $498,044 at December 31, 2021 and December 31, 2020, respectively	1,957,579	3,129,109
Inventories, net of allowance for excess and obsolete inventory of $268,470 and $723,949 at December 31, 2021 and December 31, 2020, respectively	5,421,027	5,522,038
Contract assets	1,906,510	2,708,136
Prepaid expenses and other current assets	1,292,285	1,031,194

Total Current Assets	28,066,781	25,654,926

Long-Term Assets:
Property and Equipment, net of accumulated depreciation of $7,554,803 and $8,908,145 at December 31, 2021 and December 31, 2020, respectively	8,858,993	10,321,511
Operating lease right-of-use assets	6,925,807	4,947,734
Deposits and other assets	628,109	545,673
Intangible assets, net of accumulated amortization of $357,231 and $269,441 at December 31, 2021 and December 31, 2020, respectively	334,743	480,060
Goodwill	240,259	260,233

Total Long-term Assets	16,987,911	16,555,211

Total Assets	$45,054,692	$42,210,137

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2021	2020
Current Liabilities:
Accounts payable	$1,646,662	$2,332,151
Accrued expenses	4,685,665	4,909,531
Current portion of finance lease obligations	373,824	394,839
Current portion of operating lease liabilities	846,544	1,026,235
Current portion of convertible note payable	8,400,000	-
Contract liabilities	914,828	1,152,178

Total Current Liabilities	16,867,523	9,814,934

Deferred tax liability	224,779	305,167
Other liabilities, net of current portion	346,939	-
Finance lease obligation, net of current portion	2,499,591	3,112,496
Operating lease liability, net of current portion	6,154,064	4,159,225
Convertible note payable, less current portion	6,186,936	-

Total Long-term liabilities	15,412,309	7,576,888

Total Liabilities	32,279,832	17,391,822

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Common stock; par value $0.001, 100,000,000 shares authorized 21,285,706 and 21,655,461 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	21,285	21,655
Additional paid-in capital	70,910,902	69,897,698
Accumulated deficit	(53,181,928)	(42,054,968)
Accumulated other comprehensive loss	(4,975,399)	(3,046,070)

Total Stockholders' Equity	12,774,860	24,818,315

Total Liabilities and Stockholders' Equity	$45,054,692	$42,210,137

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenue	$18,273,442	$22,526,201
Cost of Goods Sold	16,697,296	20,379,519

Gross Profit	1,576,146	2,146,682

Operating Expenses:
Selling expenses	4,564,188	2,918,418
General and administrative expenses	5,836,629	6,205,040
Research and development expenses	1,862,653	1,278,331

Total Operating Expenses	12,263,470	10,401,789

Loss from Operations	(10,687,324)	(8,255,107)

Other Income (Expense)
Gain on modification of earn-out liability	-	306,077
Interest and other income	371,467	139,513
Interest expense	(708,176)	(120,903)
Amortization of discount on convertible note	(835,331)
Fair value adjustment of warrants	-	(901,250)
Gain (Loss) on currency transactions	668,225	(1,469,607)
Gain (Loss) on sale of fixed assets	1,113	27,772

Total Other Income (Expense)	(502,672)	(2,018,398)

Loss Before Income Taxes	(11,189,996)	(10,273,505)

Income Tax Benefit	(63,036)	(465,145)

Net Loss	(11,126,960)	(9,808,360)

Basic and Diluted Loss Per Share	$(0.52)	$(0.46)

Basic and Diluted Weighted Average Common Shares Outstanding	21,567,112	21,209,118

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2021	2020

Net Loss	(11,126,960)	(9,808,360)

Other Comprehensive Income (Loss) - Currency Translation, net	(1,929,329)	3,120,489

Total Comprehensive Loss	$(13,056,289)	$(6,687,871)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income (Loss)	TOTAL

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	50,245	50	(50)			-

Common shares issued for Convertible Note	80,000	80	531,649			531,729

Exchange of common stock to prefunded warrants	(500,000)	(500)	500			-

Stock-based compensation			481,105			481,105

Currency translation, net					(1,929,329)	(1,929,329)

Net Income for the year ended December 31, 2021				(11,126,960)		(11,126,960)

BALANCE, December 31, 2021	21,285,706	21,285	70,910,092	(53,181,928)	(4,975,399)	12,774,860

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income (Loss)	TOTAL

BALANCE, December 31, 2019	20,547,668	20,548	61,398,150	(32,246,608)	(6,166,559)	23,005,531

Common shares issued per Board authorization of RSUs for services by the board of directors	8,212	8	44,992			45,000

Common shares issued to settle RSUs for services provided by the board of directors	8,333	8	(8)			-

Stock-based compensation			298,780			298,780

Exercise of stock options	6,248	6	18,494			18,500

Common shares issued for cash at $5.00 per share, net of offering cost of $762,875, May 2020	1,085,000	1,085	4,661,040			4,662,125

Prefunded warrants, 515,000, transferred to equity upon modification in August 2020			3,476,250			3,476,250

Currency translation, net					3,120,489	3,120,489

Net Income for the year ended December 31, 2020				(9,808,360)		(9,808,360)

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(11,126,960)	$(9,808,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,740,241	2,827,341
Amortization of discount on convertible notes payable	835,331	-
Stock-based compensation	481,105	343,780
Change in fair value of warrant liability	-	901,250
Gain on modification of earn-out liability	-	(306,077)
Change in deferred tax asset / liability	(63,036)	(63,200)
Loss (Gain) on sale of equipment	(1,113)	(27,772)
Changes in assets and liabilities:
Accounts receivable	971,460	3,143,651
Inventory	(336,651)	(322,800)
Contract assets	610,476	2,522,275
Prepaid expenses and other current assets	479,423	565
Accounts payable	(532,718)	(2,006,919)
Accrued expenses	798,543	1,355,846
Operating lease liabilities	(945,808)	(874,441)
Contract liabilities	(155,291)	(269,198)
Income taxes payable	-	(14,806)

Total Adjustments	3,923,117	7,209,495

Net Cash used in Operating Activities	(7,203,843)	(2,598,865)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,133,378)	(3,754,166)
Proceeds from sale of property and equipment	1,113	102,416
Purchase of other intangible assets	-	(55,198)
Net cash paid for acquisition	(317,874)	(301,573)

Net Cash used in Investing Activities	(1,450,139)	(4,008,521)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(380,334)	(38,725)
Proceeds from convertible notes payable, net	14,283,333	-
Proceeds from exercise of stock options	-	18,500
Proceeds from issuance of prefunded warrants	-	2,575,000
Proceeds from issuance of common stock, net	-	4,662,127

Net Cash Provided by Financing Activities	13,902,999	7,216,902

Effect of foreign currency exchange on cash	(1,024,086)	2,871,001

Net Change in Cash, Cash Equivalents and Restricted Cash	4,224,931	3,480,517

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	13,264,449	9,783,932
Cash, Cash Equivalents and Restricted Cash at End of Period	$17,489,380	$13,264,449

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021		2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$635,671	$103,953
Income Taxes	$		$13,726

Non-cash financing activities
Original issue discount on convertible note		1,800,000	-
Convertible Note debt conversion feature		3,048,396	-
Debt issuance costs on convertible note		716,667	-
Common Stock issued in conjunction with convertible note financing		531,729	-

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

Consolidation -- The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., and LiqTech USA, Inc. is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the twelve months ended December 31, 2021 and 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Significant events -- In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid- March 2020, we initially elected to temporarily introduce two shifts at our production facilities to minimize the risk of infection and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at our production facilities. In addition, many of our employees have been working remotely for select periods in line with recommendations from the government agencies. Throughout 2021 and up until the date of this report, we are maintaining our focus on securing operational continuity despite the infrequent restrictions imposed on our business from various cycles of the pandemic. We strive to protect our employee by maintaining focus on relevant COVID protective measures including, but limited to, maintaining physical distance, cleaning and disinfection of high-touch surfaces, and a general recommendation to our employees to follow government guidelines on vaccination and testing strategy.

We are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity and cash flows, and our compliance with the measures implemented to avoid the spread of the virus did have a material adverse impact on our financial results for the fiscal year 2021. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures along with the effect of these on the industries in which we compete, we believe our cash on hand, as well as our ongoing cash generated from operations, might not be sufficient to cover our capital requirements for the next 12 months from the issuance of this report as we consider further investments to generate revenue growth. In addition, as a result of the reduced order intake, continued supply chain disruptions, and decreased manufacturing levels, our future gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at higher capacity levels as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels and continued supply chain disruptions, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2022.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect and how our business may be adversely affected as a result of the pandemic’s global economic impact and associated supply chain disruptions. In the future, the pandemic may cause reduced or changed demand characteristics for our products, especially if it results in a global recession or structural shifts in the demand for our products across our end markets.

Cash, Cash Equivalents and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2021, and 2020, the Company held $2,125,695 and $1,515,620, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At December 31, 2021 and December 31, 2020 the Company had $11,346,826 and $0 in excess of the FDIC insured limit, respectively.

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

The roll-forward of the allowance for doubtful accounts as of December 31, 2021 and December 31, 2020 is as follows:

	2021	2020
Allowance for doubtful accounts at the beginning of the period	$498,044	$612,434
Bad debt expense	(28,499)	320,270
Receivables written off during the periods	(24,415)	(484,265)
Effect of currency translation	(36,054)	49,605
Allowance for doubtful accounts at the end of the period	$409,076	$498,044

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

Contracts Assets – Contract assets are the Company’s rights to consideration in exchange for goods or services and are recognized when a performance obligation has been satisfied but has not yet been billed. When the Company issues invoices to the customer, and the billing is higher than the capitalized Contract assets, the net amount is transferred to Contract liabilities. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement.

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

Leases -- The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2021 and 2020:

	% Distribution		For the Year Ended December 31
	2021	2020	2021	2020
North America	17%	3%	$3,121,797	$656,032
Australia	2%	2%	401,485	524,255
Asia	23%	15%	4,256,585	3,372,286
Europe	58%	80%	10,493,574	17,973,628
	100%	100%	$18,273,442	$22,526,201

The Company’s sales by product line are as follows for the years ended December 31, 2021 and 2020:

	% Distribution		For the Year Ended December 31
	2021	2020	2021	2020
Liquid filters and systems	39%	63%	$7,196,465	$14,147,842
Diesel particulate filters	39%	22%	7,183,868	5,131,891
Plastics components	20%	12%	3,615,681	2,647,366
Development projects	2%	3%	277,428	599,102
	100%	100%	$18,273,442	$22,526,201

For membranes, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right for payment from the customer. The Company's standard payment terms vary by the type and location of customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Given the insignificant days between revenue recognition and receipt of payment, financing arrangements do not exist between the Company and its customers.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally based on the prices charged to customers or expected cost-plus margin.

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

The roll-forward of Contract Assets/Liabilities for the year ended December 31, 2021 and December 31, 2020 is:

	2021	2020
Cost incurred	$3,381,994	$3,997,161
Unbilled project deliveries	454,158	1,015,977
VAT	542,255	446,608
Other receivables	60,158	75,010
Prepayments	(2,947,736)	(3,112,118)
Deferred Revenue	(499,146)	(866,680)
	$991,682	$1,555,958

Distributed as follows:
Contract assets	$1,906,510	$2,708,136
Contract liabilities	(914,828)	(1,152,178)
	$991,682	$1,555,958

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Advertising cost is included in sales expenses, and total advertising costs amounted to $308,880 and $128,826 for the years ended December 31, 2021 and 2020, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2021 and 2020 were $1,862,653 and $1,278,331, respectively, of research and development costs.

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

Stock Options and Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $481,105 and $343,780 have been recognized for the vesting of options and stock awards granted to directors, management and certain key employees for the years ended December 31, 2021 and 2020, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, and accrued expenses approximate their recorded values due to their short-term maturities.

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

Recent Accounting Pronouncements –  In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance: The FASB is issuing this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU will be effective for annual reporting periods after December 15, 2021. We are still assessing the impact of ASU 2021-10 on our consolidated financial statements.

On August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods, and early adoption is permitted in annual reporting periods ending after December 15, 2020. We are still assessing the impact of ASU 2020-06 on our consolidated financial statements.

On March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is intended to help stakeholders during the global market-wide reference rate transition period and will be in effect for a limited time through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact on its financial statements.

On March 9, 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU was issued to clarify and improve various financial instruments topics. The guidance has various effective dates but is basically effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted ASU 2020-03 effective January 1, 2020 and concluded there was no material impact to the consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The Company adopted ASU 2018-13 effective January 1, 2020 and concluded there was no material impact to the consolidated financial statements.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash that requires companies, in the Statement of Cash Flows, to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Consequently, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For the period ended December 31, 2021, the Company has recorded $2,125,695 as Restricted cash, $15,363,685 as Unrestricted cash, and a total of $17,489,380 as Cash, Cash equivalents and Restricted cash. For the period ended December 31, 2020, the amounts were $1,515,620 in Restricted cash and $11,748,829 in Unrestricted cash.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs to clarify the implementation guidance in ASU 2016-13. The amendment introduces new guidance for credit losses on financial assets measured at amortized cost, including finance receivables and trade receivables. Under this new model, expected credit losses are based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability, replacing the previous incurred loss model. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company adopted ASU 2016-13 effective January 1, 2020 and concluded there was no material impact to the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – GOING CONCERN

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

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2021 and December 31, 2020:

	2021	2020
Furnace parts and supplies	$213,224	$471,622
Raw materials	2,144,067	1,955,713
Work in process	1,671,290	2,394,481
Finished goods and filtration systems	1,660,907	1,424,171
Reserve for excess and obsolescence	(268,470)	(723,949)
Net Inventory	$5,421,027	$5,522,038

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products. The reduction in the reserve for excess and obsolescence reflects the reuse of goods previously classified as obsolete due to shift in demand pattern from external clients.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2021 and December 31, 2020:

	Useful Life			2021	2020
Production equipment	3	-	10	$7,425,145	$8,599,728

Production equipment - finance lease	3	-	10	3,066,623	4,528,695

Lab equipment	3	-	10	117,770	127,560
Computer equipment	3	-	5	1,005,223	805,001
Vehicles	3	-	5	90,819	115,525
Vehicles - finance lease	3	-	5	-	-
Furniture and fixture		5		1,166,071	1,218,386
Furniture and fixture - finance lease		5		268,208	290,505
Leasehold improvements	5	-	10	3,273,940	3,544,256
				16,413,799	19,229,656
Less Accumulated Depreciation				(7,218,468)	(7,518,657)
Less Accumulated Depreciation - finance lease				(336,338)	(1,389,488)
Net Property and Equipment				$8,858,993	$10,321,511

Depreciation expense amounted to $1,945,489 and $1,857,111 for the year ended December 31, 2021 and 2020, respectively.

NOTE 5 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark as well as in Taicang, China and White Bear Lake, Minnesota. As of September 1, 2021 the Company entered a new lease agreement for a 8,524.67 square meter production facility in Taicang, China. The lease term is a minimum of 8 years, and the monthly lease payment is RMB 30 per square meter until August 31, 2025 (RMB 255,740 / $ 40,918) and RMB 33.6 (RMB 286,429 / $ 45,829 ) per square meter from September 1, 2025 until the end of the lease period. The parties have agreed on a 50% discount on the lease payments for the period September 1, 2021 to June 30, 2022. The lease in White Bear Lake expired in February 2021, and due to the closure of the activity in North America, the lease has not been extended.

During the year ended December 31, 2021, cash paid for amounts included for the measurement of operating lease liabilities was $1,057,810, and the Company recorded operating lease expenses included in operating expenses of $1,135,814.

During the year ended December 31, 2021, cash paid for amounts included for the measurement of finance lease liabilities was $470,389, and the Company recorded finance lease expenses included in other income (expenses) of $265,221.

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$6,925,807	$4,947,734

Operating lease liabilities – current	$846,544	$1,026,235
Operating lease liabilities – long-term	6,154,064	4,159,225
Total operating lease liabilities	$7,000,608	$5,185,460

Finance leases:
Property and equipment, at cost	$3,334,830	$4,819,201
Accumulated depreciation	(336,337)	(1,389,488)
Property and equipment, net	$2,998,494	$3,429,713

Finance lease liabilities – current	$373,824	$394,839
Finance lease liabilities – long-term	2,499,591	3,112,496
Total finance lease liabilities	$2,873,415	$3,507,335

Weighted average remaining lease term:
Operating leases	8.9	10.0
Finance leases	5.9	6.9

Weighted average discount rate:
Operating leases	6.5%	6.2%
Finance leases	2.8%	2.8%

Maturities of lease liabilities at December 31, 2021 were as follows:

	Operating lease	Finance lease
2022	$1,220,960	$449,480
2023	1,234,435	444,777
2024	1,083,993	445,735
2025	794,225	442,102
2026	818,507	404,679
Thereafter	3,828,035	976,221
Total payment under lease agreements	8,980,155	3,162,994
Less imputed interest	(1,979,546)	(289,579)
Total lease liability	$7,000,608	$2,873,415

NOTE 6 - INTANGIBLE ASSETS

At December 31, 2021 and December 31, 2020, other intangible assets, net of accumulated amortization, consisted of customer relationships acquired in connection with the purchase of BS Plastic A/S and the cost of patent applications for the Company’s products.

Intangible assets consisted of the following at December 31, 2021 and December 31, 2020:

	2021	2020
Customer relationships	$502,957	$544,770
Patent cost	189,017	204,731
	691,974	749,501
Less Accumulated amortization	(357,231)	(269,441)
Intangible assets, net	$334,743	$480,060

Amortization expense amounted to $108,471 and $113,738 for the year ended December 31, 2021 and 2020, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2022	108,471
2023	108,471
2024	74,940
2025	7,880
2026	7,880
Thereafter	27,101
$334,743

NOTE 7 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we have a guaranteed credit line of DKK13,000,000 (approximately $2,000,000). As of December 31, 2021, our bank has issued working guaranties of $643,961 for our customers based on the credit line. The credit line is secured by a cash deposit of $2,000,000.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

The components of the Convertible Note are as follows:

	December 31, 2021	December 31, 2020
Convertible note	$16,800,000	-
Less: unamortized debt issuance costs	(2,213,064)	-
Convertible note payable	$14,586,936	$-

Current portion of convertible note payable	8,400,000	-
Convertible note payable, less current portion	6,186,936	-
Convertible note payable	$14,586,936	$-

NOTE 9 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

Agreements -- LiqTech is planning to establish a joint venture to supply and operate water treatment systems for oil and gas producers in the Middle East. The partner in the joint venture is a local company. LiqTech expects to deliver technological know-how, design of water treatment systems and components to support potential projects in the Middle East. The joint venture will be established in the form of a jointly-owned limited liability company, incorporated under the laws in the local country, and LiqTech holds 49% of the shares. All profits of the company are to be allocated proportionally to the ownership share, and none of the parties are liable for the company’s liabilities towards third parties.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On February 27, 2019, LiqTech was contacted by a former supplier alleging that the Company owed DKK 543,905 ($89,800) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered. The claim was settled out of court in which the Company agreed to pay DKK 400,000 ($63,575) for full and final settlement.

LiqTech is as of December 31, 2021 in an arbitration regarding a commercial dispute related to the delivery of Water treatment system installed on a commercial power plant. The parties disagree on whether the supplied equipment functions correctly including the ability to meet the agreed criteria. The dispute additionally concerns the equipment’s down time and the use of additives to run the equipment.  The arbitration is pending Statement of Claim and Statement of Response issued by the parties involved. LiqTech is currently disputing the claim in full and has filed a counterclaim regarding unpaid invoices. The claim against LiqTech amounts to DKK 1,671,768 ($254,796) with the addition of interest.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet for the fiscal years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Balance at January 1,	$1,056,613	$813,288
Warranty costs charged to cost of goods sold	177,302	348,241
Utilization charges against reserve	(191,068)	(199,624)
Foreign currency effect	(80,534)	94,708
Balance at December 31,	$962,313	$1,056,613

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

As of December 31, 2021, the Company had net operating loss carry-forward of approximately $23,172,440 for U.S. federal tax purposes expiring through 2041; approximately $16,039,713 for Danish tax purposes, which do not expire; approximately $472,134 for German tax purposes, which do not expire; approximately $613,426 for Singapore tax purposes, which do not expire and approximately $118,602 for Chinese tax purposes, which expires in 2026.

As of December 31, 2021 and December 31, 2020, the Company established a valuation allowance of $5,364,000 and $5,394,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively; $3,506,000 and $1,682,000 for the tax components of LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Emission Control and LiqTech Water Projects, respectively, $132,000 and $143,000 for the tax components of LiqTech Germany, respectively, $104,000 and $113,000 for the tax components of LiqTech Singapore, respectively and $193,000 and $0 for LiqTech China, respectively, as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry-forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2021 was $(30,000), $1,824,000, $(11,000), $(9,000) and $193,000 for the US, Danish, German, Singapore and Chinese components, respectively. The change in the valuation allowance for the year ended December 31, 2020 was $1,549,000, $473,000, $14,000 and $11,000 for the US, Danish, German and Singapore components, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset and liabilities at December 31, 2021 and December 31, 2020:

	2021	2020
Excess of tax over financial accounting	$708,825	$624,154
Vacation accrual	-	1,971
Reserve for excess and obsolete inventory	49,615	151,288
Accrued expenses	4,305	-
Accrued interest	13,125	-
Discount amortization	175,420	-
Deferred compensation	52,500	49,556
Net operating loss carryover	9,959,356	7,627,046
Excess of book over tax depreciation	(343,294)	(610,694)
Excess of book over tax work in progress	(587,469)	(817,131)
Valuation allowance	(10,257,162)	(7,331,357)
	$(224,779)	$(305,167)
Distributed as:
Long-term deferred tax asset	-	-
Long-term deferred tax liability	(224,779)	(305,167)
	$(224,779)	$(305,167)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Computed tax at expected statutory rate	$(2,349,899)	$(2,157,436)
State and local income taxes, net of federal benefit	(1,387)	(76,055)
Non-US income taxed at different rates	(101,856)	(35,454)
Deferred compensation	(31,500)	(52,165)
Non-deductible expenses	1,565	2,243
Non-taxable income	-	(75,562)
Change in valuation allowance	2,209,294	1,918,579
Other	210,747	10,705
Income tax expense (benefit)	$(63,036)	$(465,145)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Current income taxes:
Danish	$-	$(401,945)
Federal	-	-
State	-	-
Current tax (benefit)	$-	$(401,945)

Deferred income taxes:
Book in excess of tax depreciation	$(309,719)	$(419,523)
Work in progress	(174,093)	(44,862)
Net operating loss carryover	(2,667,221)	(389,616)
Valuation allowance	2,811,619	844,826
Deferred compensation	31,500	(52,165)
Accrued interest	13,125	-
Discount amortization	175,420	-
Accrued vacation	4,305	(16,707)
Reserve for obsolete inventory	52,028	14,847
Deferred tax expense (benefit)	$(63,036)	$(63,200)
Total tax expense (benefit)	$(63,036)	$(465,145)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, Chinese, U.S. federal and Minnesota state income tax returns. LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Emission Control and LiqTech Water Projects are generally no longer subject to tax examinations for years prior to 2016 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2016 for U.S. federal and state tax returns.

NOTE 11 - EARNINGS PER SHARE

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

For the year ended December 31, 2021, the Company had 149,636 stock grants outstanding to issue common stock (“RSUs”). Further, the Company had 1,015,000 prefunded warrants outstanding to issue common stock.

For the year ended December 31, 2020, the Company had 128,299 stock grants outstanding to issue common stock (“RSUs”). Further, the Company had 515,000 prefunded warrants outstanding to issue common stock.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2021 and 2020, respectively, there were 21,285,706 and 21,655,461 common shares issued and outstanding.

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

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of December 31, 2021 and 2020 there were no preferred shares issued and outstanding.

Stock Issuances

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

On April 9, 2021, the Company issued 80,000 restricted shares of Common Stock pursuant to the Securities Purchase Agreement executed on March 24, 2021.

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

For the years ended December 31, 2021 and 2020, the Company has recorded stock-based compensation expense of $481,105 and $343,780, respectively.

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

On August 17, 2021, the Company entered an exchange agreement with an existing shareholder to exchange an aggregate of 500,000 shares of Common Stock for equivalent shares of a prefunded warrants (the “Exchange Agreement”). The prefunded warrants will be exercisable at an exercise price of $0.001 per share, subject to adjustments as provided under the terms of the prefunded warrants. The prefunded warrants will be exercisable at any time on or after the closing date. The Exchange Agreement contained additional terms typical of exchange agreements including representations and warranties of the parties. In connection with the Exchange Agreement, as of the date of the Exchange Agreement, the Company issued the prefunded warrants to the Shareholders. The exercise price of each prefunded warrant is equal to $0.001 per share, and the prefunded warrants are exercisable on or after August 17, 2021, subject to the limitations on exercise and conditions set forth by the prefunded warrants. The prefunded warrants are subject to customary adjustments in the event of stock splits and dividends, fundamental transactions, and subsequent offerings of rights to purchase stock.

The following is a summary of the periodic changes in warrants outstanding for the year ended December 31, 2021:

2021
Warrants outstanding at January 1	515,000
Common stock exchanged to prefunded warrant	500,000
Exercises and conversions	-
Warrants outstanding at December 31	1,015,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At December 31, 2021, 149,636 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: (i) an initial grant of 25,000 RSUs of common stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $35,000 ($70,000 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares to management for 2021 as part of the Incentive Plan, totaling 52,941 shares that vest over a three-year period.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $481,105 and $343,780 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021, the Company had $529,259 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs outstanding as of December 31, 2021 and changes during the period are presented below:

	December 31, 2021
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2020	128,299	$5.79	$283,541
Granted	71,582	7.51	-
Vested and settled with share issuance	(50,245)	5.85	-
Forfeited			-
Outstanding, December 31, 2021	149,636	$6.59

NOTE 13 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed so that shared group activities were transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Year Ended December 31,
Revenues	2021	2020
Water	$7,196,465	$13,615,904
Ceramics	7,183,868	5,663,830
Plastics	3,615,681	2,647,366
Other	277,428	599,101
Total consolidated revenue	$18,273,442	$22,526,201

	For the Year Ended December 31,
Income (Loss)	2021	2020
Water	$(1,411,196)	$(1,083,578)
Ceramics	(3,330,840)	(3,532,137)
Plastics	(1,317,293)	(882,038)
Other	(5,067,631)	(4,310,607)
Total consolidated Income (Loss)	$(11,126,960)	$(9,808,360)

	For the Year Ended December 31,
Total assets	2021	2020
Water	$7,767,679	$14,033,107
Ceramics	13,961,057	16,734,371
Plastics	1,645,879	2,022,381
Other	21,680,077	9,420,278
Total consolidated assets	$45,054,692	$42,210,137

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The following table presents customers accounting for 10% or more of the Company’s net sales:

	For the Year Ended December 31,
	2021	2020
Customer A	12%	-%
Customer B	10%	10%
Customer C	-%	27%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivable:

	December 31, 2021	December 31, 2020
Customer A	16%	-%
Customer B	-%	12%
Customer D	11%	-%
Customer E	-%	39%
Customer F	-%	16%

As of December 31, 2021, approximately 100% of the Company’s assets were located in Denmark. As of December 31, 2020 approximately 100% of the Company’s assets were located in Denmark.

NOTE 15 - SUBSEQUENT EVENTS

On January 3, 2022, the Company issued 18,641 common shares to settle RSUs. The RSUs were valued at $140,000 for services provided by the Board of Directors in 2021. The Company recognized the stock-based compensation of the award over the requisite service period.

On January 3, 2022, the Company issued 48,341 common shares to settle RSUs. The RSUs were valued at $283,605 for services provided by management in 2021. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On March 18, 2022, the Company announced that Sune Mathiesen, Chief Executive Officer, has taken a medical leave of absence.  Alexander J. Buehler, who is currently serving as a member of the Board of Directors, has been appointed to serve as Interim Chief Executive Officer, effective immediately.  Mr. Buehler has served as a Director of LiqTech since 2017, during which time he has also served as the Audit Committee Chairman.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective due to material weaknesses in internal controls over financial reporting, described below

Notwithstanding this finding, we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2021, the Company was not subject to requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective due to material weaknesses in internal controls over financial reporting.

The implementation of the new ERP system from the beginning of 2020 and through 2021, together with implementation of additional internal control procedures, have strengthened the Company´s internal control environment. From the report received from the Company´s external auditor as a result of the audit of 2019, we have focused on improving controls to address each reported deficiency; however, the prolonged impact of COVID-19 restrictions has slowed the pace of progress significantly.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2021 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2022 by improving competencies and processes. Further, the implementation of the new ERP system has prioritized in addition to other supporting IT programs to help support the controls and processes of the Company, and these investments are an important part of the remediation of the material weaknesses. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

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

While management believes that the steps that we have taken and plan to continue to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 24, 2022.

Name	Age	Titles
Mark Vernon	69	Chairman of the Board
Sune Mathiesen	47	Chief Executive Officer, Director
Simon Stadil	38	Chief Financial Officer (Principal Financial and Accounting Officer)
Alexander Buehler	46	Director, Interim Chief Executive Officer (Principal Executive Officer)
Peyton Boswell	51	Director
Rich Meeusen	67	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Mark Vernon. Mr. Vernon has served as a Director of LiqTech International, Inc. since February 26, 2013 and as Chairman of the Board of Directors since July 2, 2018. Mr. Vernon also currently serves as a Director of Neles Oyj, a Finland-based industrial process valve company. Mr. Vernon served nine years as a Director of Senior plc, a UK-based aerospace and industrial engineering business. Mr. Vernon has had a long career in the industrial engineering industry and has wide international business experience. Mr. Vernon previously served as Chief Executive Officer and Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX), an industrial engineering business for industrial steam systems and peristaltic pumps. He also served previously as Group Vice President of Flowserve’s Flow Control Business, Group Vice President of Durco International and President of Valtek International. Mr. Vernon earned a BSc degree (magna cum laude) from Weber State University.

Sune Mathiesen. Mr. Mathiesen has served as Chief Executive Officer and a Director of LiqTech International since July 29, 2014. Mr. Mathiesen has served as Chief Executive Officer concurrent with LiqTech as a Director of Masu A/S, a Danish company, since February 2013. He previously served as CEO and Director of Provital Solutions A/S. Before that he served as Country Manager of Broen Lab Group and as Country Manager of GPA Flowsystem. Mr. Mathiesen has a distinguished background in executive management, sales and turnarounds. Mr. Mathiesen has been working hands-on with technical products within the valves and fittings industry for the past 20 years. He has a degree in commercial science from Via College in Randers, Denmark.

Alexander Buehler. Mr. Buehler has served as a Director since August 11, 2017 and currently serves as Interim Chief Executive Officer. Mr. Buehler most recently served as the President & CEO of the Brock Group, a leading industrial services provider to multiple industries, including petrochemical, oil & gas refining, power, pharmaceutical, and LNG.  Before Brock, Mr. Buehler served as the Executive Vice President of Global Resources for Intertek, a publicly traded company headquartered in London providing quality assurances services across multiple industries. Mr. Buehler previously served as the President and Chief Executive Officer of Energy Maintenance Services and prior to that as Chief Financial Officer of Energy Recovery, Inc. Mr. Buehler also serves on the Board of Energy Recovery and also as Audit Committee Chairman, and he has previously served on the Board of Viscount Systems, also as Audit Committee Chairman. Mr. Buehler previously served in executive leadership positions at Insituform Technologies, Inc., and he worked for five years in the U.S. Army Corps of Engineers. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Peyton Boswell. Mr. Boswell has served as a Director since August 11, 2017. Mr. Boswell has served as the Chief Executive Officer of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions, since 2010. Before joining EnterSolar, Mr. Boswell led solar development activities for Fortistar and was the founder of RenewCo V.I., a renewable energy development firm based in the U.S. Virgin Islands. Prior to entering the solar industry, Mr. Boswell was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America. Mr. Boswell is a Chartered Financial Analyst (CFA) and has earned a BA from Cornell University and holds an MBA from Columbia Business School.

Richard Meeusen.   Mr. Meeusen has served as a Director since August 26, 2020 and currently serves as the Audit and Compensation Committee Chairman.  Mr. Meeusen most recently served as President, Chief Executive Officer and Chairman of Badger Meter, Inc., a publicly traded international manufacturer and seller of flow measurement equipment, primarily to the water industry. Mr. Meeusen retired as Chief Executive Officer on December 31, 2018 after serving 17 years as the company’s Chief Executive Officer and, before that, 7 years as its Chief Financial Officer. Prior to Badger Meter, Mr. Meeusen was Chief Financial Officer of Zenith Sintered Products and before that worked for Arthur Andersen & Co as a Senior Manager. In addition to his board service at Badger Meter, Mr. Meeusen serves as a director of Menasha Corporation, a $2 billion privately-held packaging and display equipment company and previously served 8 years on the board of Serigraph Corporation. Mr. Meeusen founded The Water Council in 2007, a 180-member company industry trade group where he still serves as a director.  Mr. Meeusen earned an MBA degree from the Kellogg School of Management at Northwestern University.

Simon Stadil. Mr. Stadil has served as Chief Financial Officer of LiqTech International, Inc. since November 15, 2021.

From 2013 to 2021 Mr. Stadil served as the Director of Treasury & Investor Relations of Welltec, Regional CFO Americas and Africa, and most recently as Vice President of Global Finance. Additionally, Mr. Stadil served as Assistant Funding Manager within the Danish renewable & utility company Ørsted, as well as Assistant Vice President within the Nordic Investment Banking Division at Barclays Capital in London. Mr. Stadil holds a MSc. in Business Economics and Finance (Cand.Merc.FIR) from Copenhagen Business School.

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

Mr. Buehler’s experience in general management and strategic planning as well as new product development, corporate development, mergers & acquisitions, operations management, manufacturing process optimization, sales management, and back-office administration provides the Board with valuable perspective across all corporate functions and relevant industries. Mr. Buehler has substantial experience in the global water, oil & gas, and manufacturing industries. Mr. Buehler has been determined by our Board to be an Audit Committee Financial Expert.

Mr. Boswell's experience in establishing and growing a successful renewable energy clean tech business and prior experience in investment banking provides the Board with a unique perspective on corporate finance and strategic growth matters. Further, the Board has determined that he qualifies as an Audit Committee Financial Expert.

Mr. Meeusen’s prior experience in finance, operations, marketing and sales along with his leadership experience as a director of a publicly traded company and his long executive management responsibility in the water industry and in developing technology growth business distinguishes him as an integral part of the Company’s Board.

Mr. Mathiesen’s prior experience at leading businesses as the Chief Executive Officer and Chairman of companies in the technical products space distinguishes him as an integral part of the Company’s management team. He is uniquely qualified to provide a perspective on matters involving the continued growth and development of the Company.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Independence

Our Board of Directors has determined that Messrs. Vernon, Buehler, Boswell and Meeusen are independent as that term is defined in the listing standards of the NASDAQ. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year.

Director Attendance at Board and Stockholder Meetings

The Board of Directors met formally sixteen times during 2021. During 2021, each director attended at least 75% of the meetings of the Board and the committees upon which he serves. We do not have a policy regarding director attendance at our annual meetings of stockholders.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance & Nominating Committee
Richard Meeusen*	Richard Meeusen *	Mark Vernon *
Mark Vernon	Peyton Boswell	Richard Meeusen
Peyton Boswell	Mark Vernon	Peyton Boswell

* Chairman of the committee

Audit Committee

Our Audit Committee consists of Richard Meeusen (Chair), Mark Vernon and Peyton Boswell, each of whom is an independent director as defined in the NASDAQ and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board of Directors has determined that Mr. Buehler is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements. We have implemented a written charter for our Audit Committee that provides that our Audit Committee is responsible for:

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

During the fiscal year ended December 31, 2021, the Audit Committee met four times.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2021 with our management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (the “PCAOB”). The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Richard Meeusen
Mark Vernon
Peyton Boswell

Compensation Committee

Our Compensation Committee consists of Richard Meeusen (Chair), Mark Vernon and Peyton Boswell, each of whom is an independent director as defined in the NASDAQ rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our Compensation Committee that provides that our Compensation Committee is responsible for:

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

During the fiscal year ended December 31, 2021, the Compensation Committee met three times.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Mark Vernon (Chair), Peyton Boswell and Richard Meeusen, each of whom is an independent director as defined in the NASDAQ rules. We have implemented a written charter for our Governance and Nominating Committee that provides that our Governance and Nominating Committee is responsible for:

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

In making nominations, the Governance and Nominating Committee intends to submit candidates who have high personal and professional integrity, who have demonstrated exceptional ability and judgment and who are effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the stockholders. In evaluating nominees, the Governance and Nominating Committee intends to take into consideration attributes such as leadership, independence, interpersonal skills, financial acumen, business experiences, industry knowledge, and diversity of viewpoints.

During the fiscal year ended December 31, 2021, the Governance and Nominating Committee met one time.

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

Code of Ethics

We adopted a code of conduct and ethics on January 1, 2012. The code of ethics has been posted on the Company’s website under the Investor Relations tab.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2021 and 2020 earned by or paid to our Chief Executive Officer and our Chief Financial Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other ($) (4)	Total
Sune Mathiesen, Chief Executive Officer (2)
	2021	$365,787	$100,000	$397,587				$36,655	$900,029
	2020	$358,875	$100,000	$350,000				$35,888	$844,763

Claus Toftegaard, Chief Financial Officer (3)
	2021	$253,995						$25,453	$279,448
	2020	$249,162		$150,000				$24,916	$424,078

Simon Stadil, Chief Financial Officer (5)
	2021	$259,099						$25,909	$285,008

(1)

Total salaries for Messrs. Mathiesen and Toftegaard for 2020 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.5343, as of December 31, 2020. Total salaries for Messrs. Mathiesen, Toftegaard and Stadil for 2021 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.5612, as of December 31, 2021. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2020 or December 31, 2021, or at any other rate.

(2)

Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $365,787 based on the currency exchange rate of $1.00 = DKK 6.5612, as of December 31, 2021.

(3)

Mr. Toftegaard became our Chief Financial Officer in August 2018. Pursuant to his employment agreement, Mr. Toftegaard is entitled to an annual base salary of approximately $253,995 based on the currency exchange rate of $1.00 = DKK 6.5612, as of December 31, 2021. Mr. Toftegaard changed role to Project Director, effective November 23, 2021

(4)

Pursuant to Mr. Mathiesen’s employment agreement, Mr. Mathiesen’s received $36,655 and $35,888 of contributions from the Company to his individual retirement account in 2021 and 2020. Pursuant to Mr. Toftegaard’s employment agreement, Mr. Toftegaard received $25,453 and $24,916 of contributions from the Company to his retirement account in 2021 and 2020.

(5)

Mr. Stadil became our Chief Financial Officer in November 2021. Pursuant to his employment agreement, Mr. Stadil is entitled to an annual base salary of approximately $259,099 based on the currency exchange rate of $1.00 = DKK 6.5612, as of December 31, 2021.

Employment Arrangements

During the year ended December 31, 2021, we had employment agreements with Messrs. Mathiesen and Toftegaard. A description of each agreement is set forth below.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company pursuant to a Director Contract, dated July 15, 2014 (updated on October 15, 2018), by and between Mr. Mathiesen and LiqTech Holding (the “Director Agreement”). The Director Agreement provided as of December 31, 2021 for an annual base salary set at DKK 2,400,000 (or approximately $365,787 based on the currency exchange rate of $1 = DKK 6.5612 as of December 31, 2021) and an annual cash bonus of 100% - 150% of the Director’s annual salary if certain performance targets are met, as determined annually by the Company’s Compensation Committee. Mr. Mathiesen is entitled to five weeks of vacation, home internet service, a company car or equivalent taxable allowance, a LiqTech Holding mobile phone, a LiqTech Holding laptop and reimbursement of LiqTech Holding-related travel expenses. LiqTech Holding may terminate the Mathiesen Agreement upon not less than twelve months prior notice, and Mr. Mathiesen may terminate the Mathiesen Agreement with twelve months prior notice.

Toftegaard Agreement

On August 15, 2018 Mr. Claus Toftegaard was appointed Chief Financial Officer of the Company. Pursuant to the terms of a CFO Contract, in consideration for his services, Mr. Toftegaard shall receive an annual base salary of DKK 1,666,512 (or approximately $253,995 based on the currency exchange rate of $1 = DKK 6.5612 as of December 31, 2021). Mr. Toftegaard is entitled to six weeks of vacation, home internet service, a company car, a LiqTech Holding mobile phone, a LiqTech Holding laptop and reimbursement of LiqTech Holding-related travel expenses. LiqTech Holding may terminate the Toftegaard Agreement upon not less than five months prior notice and Mr. Toftegaard may terminate with five months prior notice.

Stadil Agreement

On November 23, 2021, Mr. Simon Stadil was appointed to serve as Chief Financial officer of the company. Pursuant to the terms of his executive services contract, in consideration for his services, Mr. Stadil will receive a base salary of DKK 1,700,000 (or approximately $260,000 based on the currency exchange rate of $1 = DKK 6.5612 as of December 31, 2021) and be eligible for a discretionary annual performance bonus of up to approximately $128,000. Also in connection with his appointment, Mr. Stadil will receive restricted stock unit awards with an aggregate grant date fair value of approximately $128,000. Mr. Stadil is entitled to six weeks of vacation, home internet service, a company car, a mobile phone, laptop and reimbursement of travel expenses. LiqTech may terminate the Stadil Agreement upon not less than five months prior notice and Mr. Stadil may terminate the Stadil Agreement with three months prior notice.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by named executive officers as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Sune Mathiesen, CEO	-	-	-	$-	-	95,912	$548,619	-	-
Claus Toftegaard, CFO	-	-	-	$-	-	18,416	$105,340	-	-
Simon Stadil, CFO	-	-	-	$-	-	-	-	-	-

Compensation of Directors

For 2021 the Chairman of the Board was entitled to an annual fee of $60,000; each non-executive director was entitled to $30,000 for services on the Board of Directors; the Audit Committee Chairman was paid an additional annual fee of $10,000 per year, the Compensation Committee Chairman was paid an additional annual fee of $6,000 (however, when Mr. Vernon has served as the Chairman of the Compensation Committee after being appointed Chairman of the Board, he was not paid this additional fee). The Chairman of the Board also receives an automatic annual stock grant in the amount of $70,000 on January 2 each year. Each qualifying non-executive director would receive an automatic annual stock grant on January 2 of each year in the amount of $35,000 commencing the first year after full vesting of their initial 25,000 share stock grant that vests over a three-year period. The Company, has not entered any agreements with the Directors of any special compensation in relation to retirement, resignation, change of control or other kinds of events that might lead to the Director leaving the Board of LiqTech International, Inc.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2021.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark Vernon	60,000	70,000	-	-	-	-	130,000
Alexander Buehler	40,000	35,000	-	-	-	-	75,000
Peyton Boswell	30,000	35,000	-	-	-	-	65,000
Richard Meeusen	30,000	0	-	-	-	-	30,000

(1)

Our independent directors are entitled to cash compensation of $30,000 per year, the chairman of our Board is entitled to additional $30,000 per year, the chairman of our Audit Committee is entitled to additional $10,000 per year and the chairman of our Compensation Committee is entitled to additional $6,000 per year.

(2)

These amounts represent the aggregate grant date fair value for stock awards granted in 2021, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

The Company issued in January 2021 11,218 shares of restricted stock valued at $70,000 for services provided and to be provided by Mr. Vernon. Mr. Vernon shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis.

The Company issued in September 2021 8,333 shares of restricted stock valued at $57,500 for services provided and to be provided by Mr. Meeusen. Mr. Meeusen shall provide general work as member of the Board of Directors and other services, which are mutually agreeable by both parties on an ad hoc basis

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2022, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our Chief Financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Sune Mathiesen (4)	389,096	1.8%
Mark Vernon	210,511	*
Alexander Buehler	25,000	*
Peyton Boswell	52,500	*
Richard Meeusen	11,333	*
Simon Stadil	0	*
All executive officers and directors as a group (7 persons)	688,440	3.2%

5% Shareholders:
Laurence W. Lytton	2,209,974	10.4%
Bleichroeder LP	2,175,948	10.2%
AWM Investment Company, Inc.	1,978,444	9.3%
Clear Harbour Asset Management	1,564,501	7.4%

* Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech Holding A/S, Industriparken 22C, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 24, 2022. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 21,352,688 shares issued and outstanding as of March 24, 2022.

(4)	These shares are partly owned by Masu A/S, a Danish entity. Mr. Mathiesen controls the voting and disposition of the shares owned by Masu A/S

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

The following table provides information, as of December 31, 2021, regarding the number of shares of Company common stock that may be issued from outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	-	$-	1,987,113	(1)
Total	-		1,987,113	(1)

(1) On August 21, 2013, the Company’s Board of Directors adopted the 2013 LiqTech International, Inc. Share Incentive Plan (the “2013 Plan”). The 2013 Plan authorized awards that equal to 10% of the total outstanding shares of Common Stock on an as-converted basis as of August 21, 2013, (612,788 shares of Common Stock), plus an increase of that number of shares of Common Stock to be added on each of the third, sixth and ninth anniversary of the 2013 Plan’s effectiveness. Accordingly, on August 21, 2019, 2,054,767 shares of Common Stock became authorized under the 2013 Plan. Pursuant to the terms of 2013 Plan, if any award thereunder terminates, expires, or lapses for any reason, any shares subject to such award shall again be available for the grant of an Award pursuant to the 2013 Plan. The number of securities remaining available for future issuance accounts for 149,636 shares of Common Stock issued as “Restricted Share Units,” which were not forfeited prior to vesting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following discussion relates to types of transactions involving the Company and any of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a "related party." For purposes of this discussion, a "related-party transaction" is a transaction, arrangement, or relationship:

●	in which we participate;
●	that involves an amount in excess of the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which a related party has a direct or indirect material interest.

From January 1, 2022 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

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

Audit and Audit-Related Fees

The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2021 and 2020 and for the review of our quarterly financial statements were $164,000 and $152,500, respectively. Our auditors did not provide any tax compliance, planning services, audit-related services, or other services for the Company other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2021.

Item 15.	Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2021 and December 31, 2020 is included in this Annual Report on Form 10-K:

a.          Valuation and Qualifying Accounts for the years ended December 31, 2021 and December 31, 2020.

	2021	2020
Bad debt expense	(28,499)	320,270
Reserve for obsolete inventory	162,651	266,021

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2021
Allowance for inventory obsolescence	$723,949	$162,651	$(618,129)	$268,470
Allowance for doubtful accounts	498,044	(28,499)	(60,469)	409,076
Totals	$1,221,993	$134,152	$(678,598)	$677,546

Year Ended December 31, 2020
Allowance for inventory obsolescence	$665,308	$266,021	$(207,380)	$723,949
Allowance for doubtful accounts	612,434	320,270	(434,660)	498,044
Totals	$1,277,742	$586,291	$(642,040)	$1,221,993

	2021	2020
Allowance for doubtful accounts at the beginning of the period	$498,044	$612,434
Bad debt expense	(28,499)	320,270
Receivables written off during the periods	(24,415)	(484,265)
Effect of currency translation	(36,054)	49,605
Allowance for doubtful accounts at the end of the period	$409,076	$498,044

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

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of May 21, 2021	Filed herewith

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

4.4	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020
4.5	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2*	Director Contract, dated October 15, 2018, by and between LiqTech International A/S and Sune Mathiesen	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K as filed with the SEC on April 1, 2019

10.3	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.4	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.5	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 5, 2019
10.6	Securities Purchase Agreement, by and among the Company and HT Investments MA, LC	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on March 30, 2021
10.7	Form of Senior Convertible Note due 2023	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on March 30, 2021
10.8	Form of Exchange Agreement	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on August 20, 2021
10.9	Lease Agreement for the China Premises	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on September 28, 2021
10.10*	Executive Services Agreement by and between LiqTech Holding A/S and Simon Stadil	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on November 30, 2021
10.11*	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to the Company’s Form S-8 as filed with the SEC on January 27, 2014
10.12*	Interim CEO Agreement by and between LiqTech International Inc. and Alexander J. Buehler	Incorporated by reference to the Company’s Form 8-K/A as filed with the SEC on March 28, 2022

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*         Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 30, 2022
	By:	/s/ Alexander Buehler
Alexander Buehler Interim Chief Executive Officer, Principal Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Mark Vernon	Chairman of the Board of Directors	March 30, 2022
Mark Vernon

/s/ Simon Stadil	Chief Financial Officer, Principal Financial and Accounting Officer	March 30, 2022
Simon Stadil

/s/ Alexander Buehler	Interim Chief Executive Officer, Principal Executive Officer and Director	March 30, 2022
Alexander Buehler

/s/ Peyton Boswell	Director	March 30, 2022
Peyton Boswell

/s/ Richard Meeusen	Director	March 30, 2022
Richard Meeusen