Form 10-Q
period 2022-03-31
LIQTECH INTERNATIONAL INC
filed 2022-05-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                                     to

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

As of May 12, 2022, there were 21,352,688 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2022

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

●	The impact on our business operations and financial condition if we fail to raise additional funds;

●	The potential adverse effects to our business operations and financial condition by geopolitical unrest and changes in political, social, regulatory or economic environments;

●	The potential interruption or delay of raw materials caused by restrictions on freight and transportation routes;

●	The exposure to potentially adverse tax consequences on our international operations;

●	The impact to our business operations by adverse conditions or events affecting the marine transportation industry;

●	Our ability to adapt to potentially adverse changes in global and regional economic conditions and legislative, regulatory and political developments;

●	Our dependence on the expertise and experience of our management team and the retention of key management.

●	Our future reliance on qualified additional personnel to expand our business;

●	Our ability to compete in a changing regulatory landscape, enforcement of existing emissions-related environmental regulations and potential further tightening of emission standards worldwide;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to manage our expected revenue growth;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties we have contractual relationships with;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sales of our products caused by technological advances of our competitors;

●	The adverse effect to our business operations if we fail to obtain adequate supplies of raw materials or fail to obtain raw materials at affordable prices;

●	Our potential reliance on subcontractors or to develop sufficient manufacturing capacity to meet demand;

●	The financial impact of fluctuation and volatility of foreign currencies;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to or find it difficult to enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations;

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards;

●

The possibility that enforcement actions to suspend or severely restrict our business operations could be brought against the Company for our failure to comply with laws or regulations and the potential costs of defending against such actions.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$11,227,061	$17,489,380
Accounts receivable, net of allowance for doubtful accounts of $312,677 and $409,076 at March 31, 2022 and December 31, 2021, respectively	2,152,606	1,957,579
Inventories, net of allowance for excess and obsolete inventory of $262,901 and $268,470 at March 31, 2022 and December 31, 2021, respectively	5,809,602	5,421,027
Contract assets	2,437,924	1,906,510
Prepaid expenses and other current assets	2,651,618	1,292,285

Total Current Assets	24,278,811	28,066,781

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $7,829,488 and $7,554,803 at March 31, 2022 and December 31, 2021, respectively	8,383,826	8,858,993
Operating lease right-of-use assets	6,613,073	6,925,807
Deposits and other assets	618,995	628,109
Intangible assets, net of accumulated amortization of $376,375 and $357,231 at March 31, 2022 and December 31, 2021, respectively	301,244	334,743
Goodwill	235,275	240,259

Total Long-Term Assets	16,152,413	16,987,911

Total Assets	$40,431,224	$45,054,692

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,023,972	$1,646,662
Accrued expenses	5,084,650	4,685,665
Current portion of finance lease obligations	367,171	373,824
Current portion of operating lease liabilities	871,682	846,544
Current portion of convertible note payable	10,080,000	8,400,000
Contract liabilities	692,640	914,828

Total Current Liabilities	19,120,115	16,867,523

Deferred tax liability	205,318	224,779
Other liabilities, net of current portion	61,547	346,939
Finance lease obligations, net of current portion	2,355,721	2,499,591
Operating lease liabilities, net of current portion	5,872,927	6,154,064
Convertible note payable, less current portion	3,964,273	6,186,936

Total Long-term Liabilities	12,459,786	15,412,309

Total Liabilities	31,579,901	32,279,832

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock; par value $0.001, 100,000,000 shares authorized, 21,352,688 and 21,285,706 shares issued and outstanding at March 31, 2021 and December 31, 2021, respectively	21,352	21,285
Additional paid-in capital	71,089,613	70,910,902
Accumulated deficit	(56,928,352)	(53,181,928)
Accumulated other comprehensive loss	(5,331,290)	(4,975,399)

Total Stockholders' Equity	8,851,323	12,774,860

Total Liabilities and Stockholders' Equity	$40,431,224	$45,054,692

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

Revenue	$3,637,236	$3,997,877
Cost of goods sold	3,391,695	3,883,262

Gross Profit	245,541	114,615

Operating Expenses:
Selling expenses	1,059,948	1,009,498
General and administrative expenses	1,916,517	1,474,670
Research and development expenses	602,737	437,607

Total Operating Expense	3,579,202	2,921,775

Loss from Operations	(3,333,661)	(2,807,160)

Other Income (Expense)
Interest and other income	99	-
Interest expense	(206,461)	(40,419)
Amortization discount on convertible note	(297,338)	-
Gain (Loss) on currency transactions	75,993	371,684

Total Other Income (Expense)	(427,707)	331,265

Loss Before Income Taxes	(3,761,368)	(2,475,895)

Income Tax Benefit	(14,994)	(16,466)

Net Loss	$(3,746,424)	$(2,459,429)

Basic and Diluted Loss Per Share	$(0.18)	$(0.11)

Basic and Diluted Weighted Average Common Shares Outstanding	21,350,455	21,677,186

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

Net Loss	(3,746,424)	(2,459,429)

Other Comprehensive Income - Currency Translation, Net	(355,891)	(1,311,521)

Total Comprehensive Loss	$(4,102,315)	$(3,770,950)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended March 31, 2022 and March 31, 2021

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2021	21,285,706	21,285	70,910,092	(53,181,928)	(4,975,399)	12,774,860

Common stock issued in settlement of RSUs	66,982	67	(67)			-

Stock-based compensation			178,778			178,778

Currency translation, net					(355,891)	(355,891)

Net Loss				(3,746,424)		(3,746,424)

BALANCE, March 31, 2022	21,352,688	21,352	71,089,613	(56,928,352)	(5,331,290)	8,851,323

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	41,912	42	(42)			-

Stock-based compensation			102,388			102,388

Currency translation, net					(1,311,521)	(1,311,521)

Net Income				(2,459,429)		(2,459,429)

BALANCE, March 31, 2021	21,697,373	21,697	70,000,044	(44,514,397)	(4,357,591)	21,149,753

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(3,746,424)	$(2,459,429)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	746,357	631,217
Amortization of discount on convertible notes payable	297,338	-
Stock-based compensation	178,778	102,388
Change in deferred tax asset / liability	(14,944)	(16,466)
Changes in assets and liabilities:
Accounts receivable	(237,953)	657,926
Inventory	(505,962)	(138,918)
Contract assets	(585,678)	772,940
Prepaid expenses and other current assets	(1,399,481)	(261,232)
Accounts payable	414,995	(372,530)
Accrued expenses	209,038	(492,028)
Operating lease liabilities	(185,804)	(205,056)
Contract liabilities	(205,206)	141,066
Income taxes benefits	-	336,232

Total Adjustments	(1,288,522)	1,155,539

Net Cash used in Operating Activities	(5,034,944)	(1,303,890)

Cash Flows from Investing Activities:
Purchase of property and equipment	(183,031)	(414,875)

Net Cash used in Investing Activities	(183,031)	(414,875)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(91,807)	(101,192)
Interest payments on convertible note	(840,000)	-

Net Cash provided by Financing Activities	(931,807)	(101,192)

Gain (Loss) on Currency Translation	(112,537)	(787,185)

Net change in Cash and Restricted Cash	(6,262,319)	(2,607,142)

Cash and Restricted Cash at Beginning of Period	17,489,380	13,264,499

Cash and Restricted Cash at End of Period	$11,227,061	$10,675,307

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$203,289	$37,236
Income Taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., the “Company” and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below in Item 2, the management's discussion and analysis section. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid applications and diesel particulate air filters in North America, Europe, Asia, Australia, and South America.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2022 and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company held $1,899,255 and $2,125,695, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of products.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At March 31, 2022 and December 31, 2021 the Company had $6,572,282 and $11,346,826 in excess of the FDIC insured limit, respectively.

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

The roll-forward of the allowance for doubtful accounts for the period ended March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Allowance for doubtful accounts at the beginning of the period	$409,076	$498,044
Bad debt expense	(88,776)	(28,499)
Receivables written off during the periods	-	(24,415)
Effect of currency translation	(7,623)	(36,054)
Allowance for doubtful accounts at the end of the period	$312,677	$409,076

Inventory – Inventory directly purchased is carried at the lower of cost or net realizable value, as determined on the first-in, first-out method.

For inventory produced, standard costs that approximate actual costs, applying the FIFO method, are used to value inventory. Standard costs are reviewed at least annually by management or more often in the event that circumstances indicate a change in cost has occurred.

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

Leases -- The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, for which the Company will reflect the change when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

The Company sells products throughout the world, and sales by geographical region are as follows for the three months ended March 31, 2022 and 2021:

			For the Three months ended
	% Distribution		March 31,
	2022	2021	2022	2021
North America	4%	4%	$139,307	$165,588
Australia	1%	1%	35,399	32,141
Asia	22%	28%	799,965	1,157,155
Europe	73%	67%	2,662,564	2,642,993
	100%	100%	$3,637,236	$3,997,877

The Company’s sales by product line are as follows for the three months ended March 31, 2022 and 2021:

			For the Three Months
	% Distribution		Ended March 31,
	2022	2021	2022	2021
Liquid filters and systems	16%	30%	$592,990	$1,157,336
Diesel particulate filters	52%	48%	1,880,118	1,931,064
Plastic components	31%	20%	1,138,597	814,025
Development projects	1%	2%	25,530	95,452
	100%	100%	$3,637,236	$3,997,877

For liquid filters and systems, diesel particulate filters and plastic components, revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Considering the relatively short time between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of provision of the commissioning services together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e. the first performance obligation), this portion is recognized as Contract assets.

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

The Company has received long-term contracts for grants from government entities for the development and use of silicon carbide membranes in various water filtration and treatment applications and historically in the installation of various water filtration systems. We measure the transfer of control of the performance obligation on long-term contracts utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs such as labor and materials. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work, or when services are provided, or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our balance sheet as Contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported on our balance sheet as Contract liabilities.

Contract assets represent the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. Contract liabilities are payments received from customers prior to satisfaction of performance obligations, and these balances are typically related to prepayments for third-party expenses that are incurred shortly after billing. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement. Contract liabilities also include deferred revenue related to the second performance obligation stated under Revenue Recognition, for which the obligation is attributed to the commissioning of the water treatment system.

.

The roll-forward of Contract assets / liabilities for the periods ended March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Cost incurred	$3,980,616	$3,381,994
Unbilled project deliveries	282,135	454,158
VAT	413,204	542,255
Other receivables	324,714	60,158
Prepayments	(2,912,111)	(2,947,736)
Deferred Revenue	(343,273)	(499,146)
	$1,745,284	$991,682

Distributed as follows:
Contract assets	$2,437,924	$1,906,510
Contract liabilities	(692,640)	(914,828)
	$1,745,284	$991,682

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended March 31, 2022 and 2021 were $55,524 and $82,392, respectively.

Research and Development Cost -- The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended March 31, 2022 and 2021 were research and development costs of $602,737 and $437,607, respectively.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This statement requires an asset and liability approach with respect to accounting for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of  shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options, RSU’s and warrants that have been granted but have not yet been exercised.

Stock Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock awards. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023, and interim periods within those annual periods, and early adoption is permitted in annual reporting periods ending after December 15, 2020. We are still assessing the impact of ASU 2020-06 on our condensed consolidated financial statements.

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

NOTE 3 - INVENTORY

Inventory consisted of the following on March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Furnace parts and supplies	$405,384	$213,224
Raw materials	2,186,304	2,144,067
Work in process	1,648,973	1,671,290
Finished goods and filtration systems	1,831,842	1,660,907
Reserve for obsolescence	(262,901)	(268,470)
Net Inventory	$5,809,602	$5,421,027

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 4 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark as well as in Taicang, China.

During the three months ended March 31, 2022, cash paid for amounts included for the measurement of finance lease liabilities was $91,807, and the Company recorded finance lease expenses in other income (expenses) of $71,952.

During the three months ended March 31, 2022, cash paid for amounts included for the measurement of operating lease liabilities was $285,599, and the Company recorded operating lease expense of $341,076.

Supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$6,613,073	$6,925,807

Operating lease liabilities – current	$871,682	$846,544
Operating lease liabilities – long-term	5,872,927	6,154,064
Total operating lease liabilities	$6,744,609	$7,000,608

Finance leases:
Property and equipment, at cost	$3,265,647	$3,334,830
Accumulated depreciation	(381,095)	(336,337)
Property and equipment, net	$2,884,553	$2,998,494

Finance lease liabilities – current	$367,171	$373,824
Finance lease liabilities – long-term	2,355,721	2,499,591
Total finance lease liabilities	$2,722,891	$2,873,415

Weighted average remaining lease term:
Operating leases	8.7	8.9
Finance leases	5.6	5.9

Weighted average discount rate:
Operating leases	6.5%	6,5%
Finance leases	2.8%	2.8%

Maturities of lease liabilities at March 31, 2022 were as follows:

	Operating Lease	Finance lease
2022 (remaining 9 months)	$922,725	$329,688
2023	1,220,130	435,549
2024	1,072,809	436,488
2025	789,504	432,931
2026	814,186	396,284
Thereafter	3,782,380	955,968
Total payment under lease agreements	8,601,733	2,986,908
Less imputed interest	(1,857,124)	(264,017)
Total lease liability	$6,744,609	$2,722,891

NOTE 5 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we have a guaranteed credit line of EUR 1,750,000 (approximately $1,850,000) secured by a cash deposit. As of March 31, 2022, our bank has issued working guaranties of $484,063 for our customers against the credit line..

NOTE 6 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, we entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Note”) due on October 1, 2023 and 80,000 shares of our common stock, $0.001 par value (“Common Stock”) for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note is a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity ( October 1, 2023), or earlier upon redemption or repurchase as set forth in the Note. The Note is convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate is 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate is subject to anti-dilution adjustments including for stock dividends, splits and combinations; issuances of options, warrants or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

The Note has interest payable quarterly beginning June 1, 2021, at a rate of 5% per annum. The number of shares issuable if the Company elects to pay interest in shares of Common Stock shall be based on the Market Price.

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

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company shall be required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. On March 1, 2022, the Company paid the first installment of $840,000 in cash.

The components of the Convertible Note are as follows:

	March 31, 2022	March 31, 2021
Convertible note	$15,960,000	-
Less: unamortized debt issuance costs	(1,915,726)	-
Convertible note payable	$14,044,274	$-

Current portion of convertible note payable	10,080,000	-
Convertible note payable, less current portion	3,964,273	-
Convertible note payable	$14,044,274	$-

For the three months ended March 31, 2022 and 2021, the Company recognized interests of $187,500 and $0, respectively, and $297,338 and $0, respectively related to the amortization of debt issuance costs.

NOTE 7 - AGREEMENTS AND COMMITMENTS

Agreements -- LiqTech is planning to establish a joint venture to supply and operate water treatment systems for oil and gas producers in the Middle East. The partner in the joint venture is a local company. LiqTech expects to deliver technological know-how along with the design of water treatment systems and components to support potential projects in the Middle East. The joint venture will be established in the form of a jointly-owned limited liability company, incorporated under the laws in the local country, and LiqTech is expected to hold 49% of the shares. All profits of the company are to be allocated proportionally to the ownership share, and none of the parties is liable for the company’s liabilities towards third parties.

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On February 27, 2019, LiqTech was contacted by a former supplier alleging that the Company owed DKK 543,905 ($81,177) for services rendered in 2017. The claimant has previously filed a lawsuit to claim payment for the services, which was denied by the Company due to severe errors in the services rendered. The claim was settled out of court and the Company agreed to pay DKK 400,000 ($59,700) for full and final settlement during the period ending March 31, 2022.

The Company entered arbitration on March 31, 2022 regarding a commercial dispute related to the delivery of a water treatment system installed on a commercial power plant. The parties disagree on whether the supplied equipment performs according to the agreed performance criteria. The dispute also relates to equipment down time and the use of additives to operate the equipment.  The claim against LiqTech amounts to DKK 1,671,768 ($249,510) with the addition of interest with LiqTech disputing the claim including having filed a counterclaim regarding unpaid invoices. The parties are currently discussing an out of court settlement.

Product Warranties - The Company provides a standard warranty for its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells an extended warranty for certain systems, which generally provides a warranty for up to four years from the date of commissioning. The specific terms and conditions of the warranties vary depending upon the product sold and the country in which the installation occurred. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Balance at January 1	$962,313	$1,056,613
Warranty costs charged to cost of goods sold	-	177,302
Utilization charges against reserve	-	(191,068)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(19,964)	(80,534)
Balance at the end of the period	$942,349	$962,313

NOTE 8 - EARNINGS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. For the periods where there is a net loss, stock options, warrants and Restricted Stock Units (“RSUs”) have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average number of shares of Common Stock used to calculate both basic and diluted net loss per common share are the same for the reported periods.

For the period ended March 31, 2022, the Company had 561,862 RSUs outstanding and 1,015,000 prefunded warrants exercisable for shares of Common Stock outstanding.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive Common Stock for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net (Loss)	$(3,746,424)	$(2,459,429)
Weighted average number of common shares used in basic earnings per share	21,350,455	21,677,186
Effect of dilutive securities, stock options, RSUs, and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	21,350,455	21,677,186

For the three months ended March 31, 2022 and 2021 respectively, the Company had no options outstanding to purchase common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 100,000,000 authorized shares of common stock, $0.001 par value ("Common Stock"). As of March 31, 2022 and 2021, there were 21,352,688 and 21,697,373 shares of Common Stock issued and outstanding, respectively.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of March 31, 2022, there were no preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2022, the Company has made the following issuances of Common Stock:

On January 3, 2022, the Company issued 18,641 shares of Common Stock to settle RSUs. The RSUs were valued at $140,000 for services provided by the Board of Directors in 2021. The Company recognized the stock-based compensation of the award over the requisite service period.

On January 3, 2022, the Company issued 48,341 shares of Common Stock to settle RSUs. The RSUs were valued at $299,196 for services provided by management in 2021. The Company is recognizing the stock-based compensation of the award over the requisite service period.

Warrants

In connection with the securities purchase agreement entered in May 2020, we issued a prefunded warrant (“the Warrant”) to purchase an aggregate of 515,000 shares of Common Stock at a purchase price of $5.00 per share. Subject to certain beneficial ownership limitations, the Warrant is immediately exercisable and may be exercised for no additional consideration. The Warrant does not expire. A holder of the Warrant will not have the right to exercise any portion of the Warrant if the holder, together with Affiliates and Attribution Parties (as such terms are defined in the Warrant), would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. Upon notice from the holder to the Company, however, the holder may decrease or increase the beneficial ownership limitation (but not above 9.99% of the number of shares of Common Stock outstanding).

On August 17, 2021, the Company entered an exchange agreement with an existing shareholder to exchange an aggregate of 500,000 shares of Common Stock for equivalent shares of prefunded warrants (the “Exchange Agreement”). The prefunded warrants will be exercisable at an exercise price of $0.001 per share, subject to adjustments as provided under the terms of the prefunded warrants. The prefunded warrants will be exercisable at any time on or after the closing date. The Exchange Agreement contained additional terms typical of exchange agreements including representations and warranties of the parties. In connection with and as of the date of the Exchange Agreement, the Company issued the prefunded warrants to the shareholder, and the prefunded warrants are exercisable on or after August 17, 2021, subject to the limitations on exercise and conditions set forth by the prefunded warrants. The prefunded warrants are subject to customary adjustments in the event of stock splits and dividends, fundamental transactions, and subsequent offerings of rights to purchase stock.

The following is a summary of the periodic changes in warrants outstanding for the three months ended March 31, 2022 and 2021:

	2022	2021
Warrants outstanding at January 1	1,015,000	515,000
Common stock exchanged to prefunded warrant	-	-
Exercises and conversions	-	-
Warrants outstanding at March 31	1,015,000	515,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At March 31, 2022, 561,862 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares of Common Stock in the period ending March 31, 2022, to management as part of the Incentive Plan, totaling 454,249 shares that vest over a three-year period.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $178,778 and $102,388 for the three-month period ended March 31, 2022 and 2021, respectively. On March 31, 2022, the Company had $1,949,981 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of March 31, 2022 and changes during the period are presented below:

	March 31, 2022
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2021	149,636	$6.59	$-
Granted	479,208	3.34	-
Vested and settled with share issuance	(66,982)	(6.56)	-
Forfeited	-	-	-
Outstanding, March 31, 2022	561,862	$3.82	$-

NOTE 10 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months
	Ended March 31,
	2022		2021
Customer A	12%		* %
Customer B	*	%	18%
Customer C	*	%	10%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	March 31, 2022		December 31, 2021
Customer B	*	%	11%
Customer C	*	%	17%
Customer D	12%		* %
Customer E	*	%	16%

* Zero or less than 10%

As of March 31, 2022 and December 31, 2021, approximately 100% of the Company’s assets were located in Denmark.

NOTE 11 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed, with shared group activities transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Revenue
Water	$592,990	$1,157,336
Ceramics	1,880,118	1,931,065
Plastics	1,138,597	814,025
Corporate	25,531	95,451
Total consolidated Revenue	3,637,236	3,997,877

	For the Three Months Ended
	March 31,
	2022	2021
Income (Loss)
Water	$(793,949)	$(636,439)
Ceramics	(1,056,348)	(424,535)
Plastics	(107,402)	(252,979)
Other	(1,788,725)	(1,145,476)
Total consolidated Loss	(3,746,424)	(2,459,429)

	As of
Total Assets	March 31, 2022	December 31, 2021
Water	$7,400,400	$7,767,679
Ceramics	14,029,312	13,961,057
Plastics	1,737,388	1,645,879
Other	17,264,124	21,680,077
Total consolidated Assets	$40,431,224	$45,054,692

NOTE 12 - SUBSEQUENT EVENTS

In April 2022, the Company re-aligned its corporate management structure, which involved a reduction in headcount and labor costs of approximately 25%. The new organization reflects a focused effort to align key leaders with strategic imperatives, inspire greater accountability and performance management, eliminate silos and layers of middle management, and operate a leaner, more efficient business.

On May 11, 2022, the Company entered into a separation and release agreement with Sune Mathiesen, the Company’s Chief Executive Officer (“CEO”). Mr. Mathiesen had previously taken a medical leave of absence announced in March 2022. LiqTech has retained Heidrick & Struggles, a leading international executive search firm, to assist the Company in a search for a new, permanent CEO. The Company’s current Interim Chief Executive Officer, Alexander J. Buehler, has agreed to maintain the position of Interim CEO for the foreseeable future until a permanent candidate is identified and a proper transition is conducted.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2022 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

At present, we conduct our operations in the Kingdom of Denmark. Our Danish operations are located in the Copenhagen area, in Hobro, and in Aarhus.

Our Strategy

Our strategy is to leverage our core competencies in material science, fluid dynamics, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, and global chemical industries.

●

Better penetrate existing end markets where our value proposition is strong We have successfully sold products and installed systems into several end markets--including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, and oil & gas. We are focused on targeting and activating new customers in these end markets while working with distributors, agents, and partners to access other important geographic markets.

●

Develop new end markets for our core products and applications. Our existing products and systems are relevant for and valuable to other end markets, and we regularly evaluate opportunities to partner with strategic customers to perfect new applications and validate associated value propositions.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
					Period to Period Change
	2022	As a % of Sales	2021	As a % of Sales	Variance	Percent %
Revenue	3,637,236	100.0%	3,997,877	100.0%	(360,641)	(-9.0)%
Cost of goods sold	3,391,695	93.2	3,883,262	97.1	(491,567)	(12.7)
Gross Profit	245,541	6.8	114,615	2.9	130,926	114.2

Operating Expenses
Selling expenses	1,059,948	29.1	1,009,498	25.3	50,450	5.0
General and administrative expenses	1,916,517	52.7	1,474,670	36.9	441,847	30.0
Research and development expenses	602,737	16.6	437,607	10.9	165,130	37.7
Total Operating Expenses	3,579,202	98.4	2,921,775	73.1	657,427	22.5

Loss from Operation	(3,333,661)	(91.7)	(2,807,160)	(70.2)	(526,501)	(18.8)

Other Income (Expense)
Interest and other income	99	-	-	-	99	100.0
Interest (expense)	(206,461)	(5.7)	(40,419)	(1.0)	(166,042)	410.8
Amortization discount, convertible note	(297,338)	(8.2)	-	-	(297,338)	100.0
Gain (loss) on currency transactions	75,993	2.1	371,864	9.3	(295,691)	(79.6)
Total Other Income (Expense)	(427,707)	(11.8)	331,365	8.3	(758,972)	(229.1)

Loss Before Income Taxes	(3,761,368)	(103.4)	(2,475,895)	(61.9)	(1,285,473)	(51.9)
Income Tax Benefit	(14,944)	(0.4)	(16,466)	(0.4)	1,522	0.1

Net Loss	(3,746,424)	(103.0)	(2,459,429)	(61.5)	(1,286,995)	(52.3)

Revenue

Revenue for the three months ended March 31, 2022 was $3,637,236 compared to $3,997,877 for the same period in 2021, representing a decrease of $360,641, or 9%. The decrease was attributable to a decline in sales of liquid filters, water treatment systems, and DPFs of $685,213, partly offset by an increase in sales of plastic components of $324,572. The decrease in liquid filters and water treatment systems largely reflect the downturn in the marine industry during the COVID-19 pandemic, whereas the decline in DPFs reflects general market conditions and delays in orders due to continued supply chain constraints. The increase in plastics components was a result of dedicated sales effort and increased market penetration.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $245,541 compared to gross profit of $114,615 for the same period in 2021, representing an increase of $130,926. The increase in gross profit compared to last year was caused by an improvement in sales mix and elevated profitability from sales of plastics components as well as spare-parts and commission activities, partly offset by the negative impact from rising input cost inflation associated with the production of our silicon carbide products, more specifically increased electricity and raw material prices, labor cost inflation, and general price increased on freight and logistic services. Included in the gross profit was depreciation of $496,049 and $471,885 for the three months ended March 31, 2022 and 2021, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2022 were $3,579,202, representing an increase of $657,427, or 23%, compared to $2,921,775 for the same period in 2021.

Selling expenses for the three months ended March 31, 2022 were $1,059,948 compared to $1,009,498 for the same period in 2021, representing an increase of $50,450, or 5%, due to increased costs associated with direct sales, consulting services, and intensified marketing activities.

General and administrative expenses for the three months ended March 31, 2022 were $1,916,517 compared to $1,474,670 for the same period in 2021, representing an increase of $441,847, or 30%. The increase was mainly driven by project management and leasehold expenses in China, coupled with the implementation of a new ERP platform, general recruitment costs, and an increase in overall headcount from 12 as of March 31, 2021 to 14 as of March 31, 2022. Included in general and administrative expenses was non-cash compensation of $178,778 and $102,388 for the three months ended March 31, 2022 and 2021, respectively.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Compensation for vesting of restricted stock awards issued to the Board of Directors	$51,125	$49,376
Compensation for vesting of restricted stock awards issued to management	127,653	53,012
Total Non-Cash Compensation	$178,778	$102,388

Research and development expenses for the three months ended March 31, 2022 were $602,737 compared to $437,607 for the same period in 2021, representing an increase of $165,130, or 38%. The increase represents the completion of several development projects during the quarter as well as an increase in the average number of employees engaged in research and development activities from 14 as of March 31, 2021, to 17 as of March 31, 2022.

Other Income (Expenses)

Other Income (Expenses) for the three months ended March 31, 2022 was $(427,707) compared to $331,265 for the comparable period in 2021, representing a decrease of $758,972. This change was mainly related to the Convertible Note issued in April 2021, with $297,338 for the amortization discount and $187,500 for interest expenses, along with a reduction in the gain on currency transactions due to a less favorable DKK/USD exchange rate during the period

Net Loss

Net loss for the three months ended March 31, 2022, was $(3,746,424) compared to $(2,459,429) for the comparable period in 2021, representing an increase in net loss of $1,286,995.

This change was primarily attributable to the reduced revenue, increased operating expenses, and other expenses including interest and amortization discount pertaining to the Convertible Note.

Liquidity and Capital Resources

Based on the prolonged negative effects of the global pandemic and other current global geopolitical issues, we are unable to predict the full impact that these will have on our long-term financial condition, results of operations, liquidity and cash flows. Our compliance with the measures implemented to avoid the spread of COVID-19 has clearly had a material adverse impact on our financial results since March 2020. Based on current projections, which are subject to uncertainties, including the duration and severity of these global macro-economic issues, we believe our cash on hand, as well as our ongoing cash generated from operations might not be sufficient to cover our capital requirements for the next 12 months based on the reported financials ended March 31, 2022 including committed investments to generate revenue growth. In addition, as a result of the reduced order intake, continued supply chain disruptions and decreased manufacturing levels, our gross profit will also likely be unfavorably impacted until such time that we are able to operate our manufacturing facilities at the higher capacity levels that were originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels and continued supply chain disruptions, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in 2022.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect nor how our business may be adversely affected as a result of these global economic issues and associated supply chain disruptions. In the future, we may experience reduced or changed demand for our products, especially if there is global recession or structural shifts in the demand for our products across our end markets. We could also experience limitations to our ability to produce and ship products resulting from governmental actions and regulations along with further disruptions in the global supply chain.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. At the filing date, the Company had an available line of credit amounting to DKK 20,000,000 (approximately $3,000,000), which was used for a leasing arrangement and guarantees issued to customers for prepayments and warranties after delivery. On March 31, 2022, we had cash of $11,227,061 and net working capital of $5,158,696, and on December 31, 2021, we had cash of $17,489,380 and net working capital of $11,199,259. On March 31, 2022, our net working capital had decreased by $6,040,563 compared to December 31, 2021, mainly as a result of a reduction in cash and cash equivalents and an increase in the current portion of the Convertible Note.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of EUR1,750,000 (approximately $1,850,000). The credit line is secured by a cash deposit.

Convertible Note

On March 24, 2021, we entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Note”) due on October 1, 2023 and 80,000 shares of our Common Stock for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note is a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity (October 1, 2023), or earlier upon redemption or repurchase as set forth in the Note. The Note is convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate is 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate is subject to anti-dilution adjustments including for: stock dividends, splits and combinations; issuances of options, warrants or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

The Note has interest payable quarterly beginning June 1, 2021, at a rate of 5% per annum. The number of shares issuable if the Company elects to pay interest in shares of Common Stock shall be based on the Market Price.

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

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company shall be required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. On March 1, 2022, the Company paid the first installment of $840,000 in cash. On April 1, 2022 and May 1, 2022 the Investor also elected to receive the $840,000 payment in cash.

Cash Flows

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Cash provided by (used in) operating activities for the period ending March 31, 2022 was resulted primarily from the net loss for the period and adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities for the three months ended March 31, 2022 was $(5,034,944), representing a decrease of $3,731,054 compared to cash used in operating activities of $(1,303,890) for the three months ended March 31, 2021. The cash used in operating activities for the three months ended March 31, 2022 consists mainly of the net loss for the period of $(3,746,424) adjusted for depreciation and other non-cash-related items of $1,207,529. Changes in assets and liabilities include increased Accounts receivable of $237,953 and net Contract assets/liabilities of $790,884, with the latter being explained by a work on water treatment systems for delivery in Q2 2022. Furthermore, Accrued expenses and Accounts payable increased by $209,038 and $414,995 respectively.

Net cash used in investing activities was $(183,031) for the three months ended March 31, 2022, as compared to $(414,875) for the three months ended March 31, 2021, representing an increase of $231,844. The investing activities include the purchase of production equipment in Ballerup to increase production capacity and the continued investment in the new ERP platform which is expected to be fully implemented in Q2 2022.

Cash used from financing activities was $(931,807) for the three months ended March 31, 2022, compared to $(101,192) for the three months ended March 31, 2021, representing an increase of $830,615. The increase was mainly driven by the repayment of $840,000 regarding the Convertible Note issued in April 2021. Further, cash from financing activities was negatively impacted by the payment of $91,806 related to the furnace lease agreement.

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Subsequent Events

For a description of subsequent events, see “Note 12 – Subsequent Events”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the design and effectiveness of our internal controls over financial reporting and disclosure controls and procedures (pursuant to Rule 13a-15(b) and (c) under the Exchange Act) as of the end of the period covered by this Quarterly Report. A weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a misstatement of the registrant's financial statements will not be prevented or detected on a timely basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2022 for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, Company management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company has hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2022 by improving competencies and work processes. Further, an investment in a new ERP system has been made along with other supporting IT systems to support the controls and processes of the Company. These investments are an important part of our remediation plan. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to financial reporting to ensure the effective design and operation of process-level controls.

While management believes that the steps that have been taken and plan to take will improve the overall system of internal control over financial reporting and will remediate the identified material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable relevant controls operate for a sufficient period of time.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of contingencies, see “Note 7 – Agreements And Commitments”.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 10, 2022, the Board of Directors accepted the resignation of Sune Mathiesen as Chief Executive Officer and a director of the Company effective May 12, 2022 (the “Separation Date”). As previously announced, Mr. Mathiesen has been on a leave of absence since March 17, 2022. In connection with Mr. Mathiesen’s resignation, on May 11, 2022, Mr. Mathiesen and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). Under the Separation Agreement, Mr. Mathiesen will receive DKK1,605,000 (equivalent to US$227,080), which is the equivalent of six months of salary, car allowance and pension contributions, in a lump sum payment, less applicable deductions and withholdings within five days of the date of the Separation Agreement (the “Severance Amount”). In addition, Mr. Mathiesen agreed to cancel 144,000 unvested restricted stock units (“RSUs”), and return, for no value, 39,133 shares of common stock previously issued to him upon the vesting of RSUs, in exchange for 80,000 new RSUs which will vest on December 31, 2022, subject to Mr. Mathiesen’s compliance with the restrictive covenants set forth in the Separation Agreement.

The foregoing summary of the terms of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of each, copies of which are attached as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of April 28, 2022	Filed herewith

10.1	Separation Agreement and Release between LiqTech International A/S and Sune Mathiesen dated May 11, 2022	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: May 12, 2022	/s/ Alexander J. Buehler
Alexander J. Buehler, Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	/s/ Simon S. Stadil
Simon S. Stadil, Chief Financial Officer
(Principal Financial and Accounting Officer)