Form 10-Q
period 2022-06-30
LIQTECH INTERNATIONAL INC
filed 2022-08-11
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2022

or

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

As of August 11, 2022, there were 43,888,538 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2022

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the impacts from the COVID-19 pandemic on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	Continued COVID-19 outbreak and its effects on our business operations and financial condition;

●

Our dependence on a few major customers for a significant portion of our revenue and the potential adverse effects to our financial condition if we fail to maintain or develop our relationship with one or more of these major customers;

●	The impact on our business operations and financial condition if we fail to raise additional funds;

●	The potential adverse effects to our business operations and financial condition by geopolitical unrest and changes in political, social, regulatory or economic environments;

●	The potential interruption or delay of raw materials caused by restrictions on freight and transportation routes;

●	The exposure to potentially adverse tax consequences on our international operations;

●	The impact to our business operations by adverse conditions or events affecting the marine transportation industry;

●	Our ability to adapt to potentially adverse changes in global and regional economic conditions and legislative, regulatory and political developments;

●	Our dependence on the expertise and experience of our management team and the retention of key management.

●	Our future reliance on qualified additional personnel to expand our business;

●	Our ability to compete in a changing regulatory landscape, enforcement of existing emissions-related environmental regulations and potential further tightening of emission standards worldwide;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to manage our expected revenue growth;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sales of our products caused by technological advances of our competitors;

●	The adverse effect to our business operations if we fail to obtain adequate supplies of raw materials or fail to obtain raw materials at affordable prices;

●	Our potential reliance on subcontractors or to develop sufficient manufacturing capacity to meet demand;

●	The financial impact of fluctuation and volatility of foreign currencies;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$19,695,722	$17,489,380
Accounts receivable, net of allowance for doubtful accounts of $152,311 and $409,076 at June 30, 2022 and December 31, 2021, respectively	2,420,968	1,957,579
Inventories, net of allowance for excess and obsolete inventory of $419,985 and $268,470 at June 30, 2022 and December 31, 2021, respectively	5,445,413	5,421,027
Contract assets	2,786,063	1,906,510
Prepaid expenses and other current assets	3,434,607	1,292,285

Total Current Assets	33,782,773	28,066,781

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $7,950,015 and $7,554,803 at June 30, 2022 and December 31, 2021, respectively	7,209,565	8,858,993
Operating lease right-of-use assets	3,468,258	6,925,807
Deposits and other assets	582,963	628,109
Intangible assets, net of accumulated amortization of $376,674 and $357,231 at June 30, 2022 and December 31, 2021, respectively	257,252	334,743
Goodwill	220,105	240,259

Total Long-Term Assets	11,738,143	16,987,911

Total Assets	$45,520,916	$45,054,692

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,920,886	$1,646,662
Accrued expenses	4,485,000	4,685,665
Current portion of finance lease obligations	344,528	373,824
Current portion of operating lease liabilities	552,400	846,544
Current portion of Convertible Note payable	-	8,400,000
Contract liabilities	595,150	914,828

Total Current Liabilities	7,897,964	16,867,523

Deferred tax liability	178,389	224,779
Other liabilities, net of current portion	-	346,939
Finance lease obligations, net of current portion	2,117,126	2,499,591
Operating lease liabilities, net of current portion	2,915,857	6,154,064
Senior Promissory Notes, net	5,342,187	-
Convertible Note payable, less current portion	-	6,186,936

Total Long-term Liabilities	10,553,559	15,412,309

Total Liabilities	18,451,523	32,279,832

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock; par value $0.001, 100,000,000 shares authorized, 43,888,538 and 21,285,706 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	43,888	21,285
Additional paid-in capital	96,406,781	70,910,902
Accumulated deficit	(63,435,411)	(53,181,928)
Accumulated other comprehensive loss	(5,945,865)	(4,975,399)

Total Stockholders' Equity	27,069,393	12,774,860

Total Liabilities and Stockholders' Equity	$45,520,916	$45,054,692

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$5,018,292	$4,016,563	$8,655,528	$8,014,440
Cost of Goods Sold	4,870,152	3,695,853	8,261,847	7,579,115

Gross Profit	148,140	320,710	393,681	435,325

Operating Expenses:
Selling expenses	1,196,513	1,202,586	2,256,461	2,212,084
General and administrative expenses	1,265,543	1,247,132	3,182,060	2,721,802
Research and development expenses	490,836	434,629	1,093,573	872,236
Restructuring costs	1,788,827	-	1,788,827	-

Total Operating Expense	4,741,719	2,884,347	8,320,921	5,806,122

Loss from Operations	(4,593,579)	(2,563,637)	(7,927,240)	(5,370,797)

Other Income (Expense)
Interest and other income	342,624	-	342,723	-
Interest expense	(159,557)	(215,598)	(366,018)	(256,017)
Amortization discount on Notes	(1,922,618)	(251,804)	(2,219,956)	(251,804)
Gain (Loss) on currency transactions	(342,202)	(83,696)	(266,209)	287,988
Gain on lease termination	153,575	-	153,575	-
Gain on sale of fixed assets	661	1,134	661	1,134

Total Other Income (Expense)	(1,927,517)	(549,964)	(2,355,224)	(218,699)

Loss Before Income Taxes	(6,521,096)	(3,113,601)	(10,282,464)	(5,589,496)

Income Tax Benefit	(14,037)	(15,493)	(28,981)	(31,959)

Net Loss	$(6,507,059)	$(3,098,108)	$(10,253,483)	$(5,557,537)

Basic and Diluted Loss Per Share	$(0.20)	$(0.14)	$(0.38)	$(0.26)

Basic and Diluted Weighted Average Common Shares Outstanding	32,097,495	21,769,461	26,753,663	21,723,578

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Loss	(6,507,059)	(3,098,108)	(10,253,483)	(5,557,537)

Other Comprehensive Loss - Currency Translation, Net	(614,575)	368,104	(970,466)	(943,417)

Total Comprehensive Loss	$(7,121,634)	$(2,730,004)	$(11,223,949)	$(6,500,954)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended June 30, 2022 and June 30, 2021

					Accumulated Other
			Additional		Compre-
	Common Stock		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2021	21,285,706	21,285	70,910,092	(53,181,928)	(4,975,399)	12,774,860

Common stock issued in settlement of RSUs	66,982	67	(67)			-

Stock-based compensation			178,778			178,778

Currency translation, net					(355,891)	(355,891)

Net Loss				(3,746,424)		(3,746,424)

BALANCE, March 31, 2022	21,352,688	21,352	71,089,613	(56,928,352)	(5,331,290)	8,851,323

Common shares issued for cash at $0.50 per share, net of offering cost of $1,996,469, in May 2022	22,535,850	22,536	24,430,992			24,453,528

Warrants issued in connection with Senior Promissory Notes			664,704			664,704

Stock-based compensation			221,472			221,472

Currency translation, net					(614,575)	(614,575)

Net Loss				(6,507,059)		(6,507,059)

BALANCE, June 30, 2022	43,888,538	43,888	96,406,781	(63,435,411)	(5,945,865)	27,069,393

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	41,912	42	(42)			-

Stock-based compensation			102,388			102,388

Currency translation, net					(1,311,521)	(1,311,521)

Net Income				(2,459,429)		(2,459,429

BALANCE, March 31, 2021	21,697,373	21,697	70,000,044	(44,514,397)	(4,357,591)	21,149,753

Common stock issued as commitment fee for Convertible Note	80,000	80	531,649			531,729

Stock-based compensation			125,076			125,076

Currency translation, net					368,104	368,104

Net Loss				(3,098,108)		(3,098,108)

BALANCE, June 30, 2021	21,777,373	21,777	70,656,769	(47,612,505)	(3,989,487)	19,076,554

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(10,253,483)	$(5,557,537)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,683,679	1,298,815
Amortization of discount on Notes payable	2,219,956	251,804
Stock-based compensation	400,250	227,464
Change in deferred tax asset / liability	(28,981)	(31,959)
Gain on lease termination	(153,575)	-
Gain on sale of fixed assets	(661)	(1,134)
Changes in operating assets and liabilities:
Accounts receivable	(660,578)	633,533
Inventory	(504,315)	(231,899)
Contract assets	(1,102,662)	855,558
Prepaid expenses and other current assets	(2,360,975)	174,731
Accounts payable	432,337	(504,841)
Accrued expenses	(178,716)	1,754,808
Operating lease liabilities	(268,816)	(582,679)
Contract liabilities	(255,701)	803,077

Total Adjustments	(778,758)	4,647,278

Net Cash used in Operating Activities	(11,032,241)	(910,259)

Cash Flows from Investing Activities:
Purchase of property and equipment	(229,865)	(718,366)
Proceeds from sale of fixed assets	661	1,134

Net Cash used in Investing Activities	(229,204)	(717,232)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(179,689)	(192,504)
Proceeds from issuance of common stock and prefunded warrants	24,453,528	-
Proceeds from issuance of Senior Promissory Notes	6,000,000	-
Payments on Convertible Note	(16,800,000)	14,283,333

Net Cash provided by Financing Activities	13,473,839	14,090,829

Gain (Loss) on Currency Translation	(6,052)	(611,041)

Net change in Cash and Restricted Cash	2,206,342	11,852,297

Cash and Restricted Cash at Beginning of Period	17,489,380	13,264,449

Cash and Restricted Cash at End of Period	$19,695,722	$25,116,746

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$444,297	$79,448
Income Taxes	-	-

Non-cash financing activities
Original issue discount on Convertible Note	-	1,800,000
Convertible Note debt conversion feature	-	3,048,396
Debt issuance costs on Convertible Note	-	716,667
Common Stock issued for conversion of Convertible Note	-	531,729
Debt discount on Senior Promissory Notes	664,704	-

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., the “Company” and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide liquid applications and diesel particulate air filters in the Americas, Asia-Pacific, Europe, and the Middle East & Africa.

Consolidation -- The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior-year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the six months ended June 30, 2022 and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company held $1,817,444 and $2,125,695, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for insuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of products.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At June 30, 2022 and December 31, 2021 the Company had respectively $15,697,922 and $11,346,826 in excess of the FDIC insured limit.

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

The roll-forward of the allowance for doubtful accounts for the periods ended June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Allowance for doubtful accounts at the beginning of the period	$409,076	$498,044
Bad debt expense	73,749	(28,499)
Receivables written off during the periods	(307,885)	(24,415)
Effect of currency translation	(22,629)	(36,054)
Allowance for doubtful accounts at the end of the period	$152,311	$409,076

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance by the customer. Most often this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in Contract assets are short-term receivables such as VAT and other receivables.

Leases -- The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments, reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, for which the Company will reflect the change when it is reasonably certain that those options will be exercised. Operating lease costs for lease payments will be recognized on a straight-line basis over the lease term.

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

The Company evaluates the recoverability of long-lived assets by comparing the carrying amount of an asset to the estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses over the expected remaining useful life of the related asset. A shortfall in these estimated operating cash flows could result in an impairment charge in the future.

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

The Company sells products throughout the world, and sales by geographical region are as follows for the three and six months ended June 30, 2022 and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Americas	$339,380	$196,207	$478,688	$361,795
Asia-Pacific	1,213,389	1,459,032	2,048,753	2,589,068
Europe	2,084,570	2,361,324	4,747,134	5,063,577
Middle East & Africa	1,380,953	-	1,380,953	-
	$5,018,292	$4,016,563	$8,655,528	$8,014,440

The Company’s sales by product line are as follows for the three and six months ended June 30, 2022 and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Liquid filters and systems	$2,144,011	$1,080,004	$2,737,002	$2,237,340
Diesel particulate filters	1,812,334	1,810,743	3,692,452	3,741,807
Plastic components	1,035,705	1,016,370	2,174,302	1,830,396
Development projects	26,242	109,446	51,772	204,897
	$5,018,292	$4,016,563	$8,655,528	$8,014,440

For liquid filters and systems, diesel particulate filters and plastic components, revenue is recognized when performance obligations specified within the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Considering the relatively short time between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of the commissioning services being rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as Contract liabilities.

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

.

The roll-forward of Contract assets / liabilities for the periods ended June 30, 2022, and December 31, 2021 are as follow:

	June 30, 2022	December 31, 2021
Cost incurred	$3,448,036	$3,381,994
Unbilled project deliveries	938,041	454,158
VAT	676,610	542,255
Other receivables	61,873	60,158
Prepayments	(2,675,339)	(2,947,736)
Deferred Revenue	(258,308)	(499,146)
	$2,190,913	$991,682

Distributed as follows:
Contract assets	$2,786,063	$1,906,510
Contract liabilities	(595,150)	(914,828)
	$2,190,913	$991,682

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended June 30, 2022 and 2021 were $47,904 and $42,843, respectively. Total advertising costs amounted to $103,428 and $125,235 for the six months ended June 30, 2022 and 2021, respectively.

Research and Development Cost -- The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended June 30, 2022, and 2021 were research and development costs of $490,836 and $434,629, respectively. For the six-month periods ended June 30, 2022, and 2021, research and development costs were $1,093,573 and $872,236, respectively.

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

Stock Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock awards. The Company accounts for stock awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, accrued expenses, Senior Promissory Notes and Convertible Notes payable approximate their recorded values due to their short-term maturities.

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

Recent Accounting Pronouncements – In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The FASB is issuing this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU will be effective for annual reporting periods after January 1, 2022. We are still assessing the impact of ASU 2021-10 on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 on January 1, 2022 using a modified retrospective approach.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern, however, the Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the proposed cost reductions and revenue growth, thus achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RESTRUCTURING COSTS

During the quarter, the Company completed a restructuring program to reduce costs, decrease operating losses and improve cash flow. Total restructuring and restructuring-related net charges pursuant to this program were $1,788,827, which were recorded separately in the income statement as “restructuring costs”, and allocated as follows:

CEO separation -- On May 10, 2022, the Board of Directors accepted the resignation of Sune Mathiesen as Chief Executive Officer and a director of the Company, effective May 12, 2022. As previously announced, Mr. Mathiesen had been on a medical leave of absence since March 17, 2022. In connection with Mr. Mathiesen’s resignation, Mr. Mathiesen and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). Under the Separation Agreement, Mr. Mathiesen received DKK1,605,000 (equivalent to $235,139), which is the equivalent of six months of salary, car allowance and pension contributions, in a lump-sum payment, less applicable deductions and withholdings.

Terminated employees – In the second quarter of 2022, the Company re-aligned its corporate management structure, which involved a reduction in headcount and labor costs of approximately 25%. The new organization reflects a focused effort to align key leaders with strategic imperatives, inspire greater accountability and performance management, eliminate silos and layers of middle management, and operate a leaner, more efficient business. Provisions for salary obligations to employees amounted to $164,673, reflecting the costs related to select employees released from duties with immediate effect. No provisions made for the employees working during the notice period.

China close-down – In the second quarter of 2022, the Company reduced and suspended planned capital investments, including the Company’s program to build a manufacturing and service center in China. Pursuant to the suspended plans, the Company terminated and settled agreements with consultants, select project employees, and domestic property development providers, resulting in a net payment of termination and cancellation charges of $286,807.

Capex commitments -- As part of efforts to balance future investments with expected demands and cash flow, the Company commenced the renegotiation of all material Capex commitments during the quarter, with the ambition to reduce, cancel, or delay deliveries under the contracts, which initially amounted to approximately $9,000,000. Substantial progress was made during the quarter. with expected closure of the renegotiation in the second half of 2022. As part of the renegotiation, a provision was made during the quarter of $668,606 regarding expected cancellation charges and contractual termination costs.

Write-downs -- The re-routing of production equipment and machinery to Denmark (originally planned for China), resulted in a write-down of $250,424 on legacy installed equipment and machinery that was decommissioned as part of the arrival and implementation of new and more efficient equipment. Furthermore, review of obsolete inventory and existing product offering resulted in a write-down of $183,179.

The Company’s restructuring costs are as follows for the six months ended June 30, 2022, of which 1,491,889 were settled during the quarter resulting in 296,938 remaining unsettled as of June 30, 2022:

June 30, 2022
CEO separation	$235,139
Terminated employees	164,673
China close-down	286,807
Capex commitments	668,606
Write-downs	433,603
$1,788,827

The following table displays a roll-forward of the restructuring accruals, presented within “accrued expenses”, for the six months ended June 30, 2022 and 2021:

	2022	2021
Restructuring accruals, January 1	$-	$-
Restructuring costs, net	1,788,827	-
Cash payments	(1,058,286)	-
Asset impairments	(433,603)	-
Restructuring accruals, June 30	$296,938	$-

NOTE 4 - INVENTORY

Inventory consisted of the following on June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Furnace parts and supplies	$477,599	$213,224
Raw materials	2,292,852	2,144,067
Work in process	1,080,722	1,671,290
Finished goods and filtration systems	2,014,225	1,660,907
Reserve for obsolescence	(419,985)	(268,470)
Net Inventory	$5,445,413	$5,421,027

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 5 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark. During the quarter, the Company terminated the lease agreement for the office and production space in Taicang, China.

During the six months ended June 30, 2022, cash paid for finance lease liabilities was $217,473, and the Company recorded finance lease expenses in other income (expenses) of $148,157.

During the six months ended June 30, 2022, cash paid for operating lease liabilities was $546,530, and the Company recorded operating lease expense of $627,549.

Supplemental balance sheet information related to leases as of June 30, 2022, and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$3,468,258	$6,925,807

Operating lease liabilities – current	$552,400	$846,544
Operating lease liabilities – long-term	2,915,857	6,154,064
Total operating lease liabilities	$3,468,257	$7,000,608

Finance leases:
Property and equipment, at cost	$3,055,081	$3,334,830
Accumulated depreciation	(412,985)	(336,337)
Property and equipment, net	$2,642,096	$2,998,494

Finance lease liabilities – current	$344,528	$373,824
Finance lease liabilities – long-term	2,117,126	2,499,591
Total finance lease liabilities	$2,461,654	$2,873,415

Weighted average remaining lease term:
Operating leases	9.7	8.9
Finance leases	5.4	5.9

Weighted average discount rate:
Operating leases	6.2%	6.5%
Finance leases	2.8%	2.8%

Maturities of lease liabilities at June 30, 2022 were as follows:

	Operating Lease	Finance lease
2022 (remaining 6 months)	$386,343	$205,150
2023	726,131	407,466
2024	588,309	408,343
2025	306,659	405,016
2026	296,523	370,372
Thereafter	2,298,056	894,329
Total payment under lease agreements	4,602,021	2,691,036
Less imputed interest	(1,133,764)	(229,382)
Total lease liability	$3,468,257	$2,461,654

NOTE 6 - LINES OF CREDIT

In connection with certain orders, the Company provides to customers a working guarantee, prepayment guarantee or security bond. For that purpose, the Company has a guaranteed credit line of EUR 1,750,000 (approx. $1,820,000) secured by a cash deposit. As of June 30, 2022, our bank has issued working guaranties of $480,979 to customers against the credit line.

NOTE 7 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior Convertible Note (the “Note”) was due on October 1, 2023 and 80,000 shares of our common stock, $0.001 par value (“Common Stock”) for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securitires Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity ( October 1, 2023), or earlier upon redemption or repurchase as set forth in the Note. The Note was convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate was subject to anti-dilution adjustments including for stock dividends, splits and combinations; issuances of options, warrants or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

The Note had interest payable quarterly beginning June 1, 2021, at a rate of 5% per annum. The number of shares issuable if the Company elects to pay interest in shares of Common Stock shall be based on the Market Price.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. On March 1, 2022, the Company paid the first installment of $840,000 in cash.

As of June 22, 2022, the Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875. During the quarter prior to the repayment, the Company paid the second, third, and fourth installments totaling $2,520,000 in cash according to the original payment schedule.

The components of the Convertible Note are as follows:

	June 30, 2022	December 31, 2021
Convertible Note	$-	16,800,000
Less: unamortized debt issuance costs	-	(2,213,064)
Convertible Note payable	$-	$14,586,936

Current portion of Convertible Note payable	-	8,400,000
Convertible Note payable, less current portion	-	6,186,936
Convertible Note payable	$-	$14,586,936

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of $121,458 and $170,834, respectively, and $1,915,727 and $251,804, respectively related to the amortization of debt issuance costs.

For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of $308,958 and $170,834, respectively, and $2,213,065 and $251,804, respectively related to the amortization of debt issuance costs.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the "Notes") and issued warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement entered into with the Purchasers.

The Notes have a term of 24 months and do not bear interest during this period. However, if the notes are not repaid on or before the second anniversary of issuance, the Notes will thereafter bear interest of 10% per annum, which will increase by 1% each month the Notes remain unpaid, up to a maximum of 16% per annum, payable monthly.

Additionally, as part of the transaction, the Company issued 230,000 warrants to the placement agent. All of the warrants issued in this transaction have an exercise price of $0.65 per share, a term of five years and are exercisable for cash at any time.

As a result, the Company recorded an initial debt discount of $664,704, based on the relative fair value of the warrants and notes issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 2.5 years, stock price of $0.43, exercise price of $0.65, volatility of 80.8%, risk-free rate of 3.13%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the note. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

The components of notes payable are as follows:

	June 30, 2022	December 31, 2021
Senior Promissory Notes	$6,000,000	-
Less: unamortized debt discount	(657,813)	-
Senior Promissory Notes payable	$5,342,187	$-

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	5,342,187	-
Senior Promissory Notes payable	$5,342,187	$-

For the six months ended June 30, 2022, and 2021, the Company recognized interest expense of $6,891 and $0, respectively, related to the amortization of the debt discount.

NOTE 8 - AGREEMENTS AND COMMITMENTS

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

The Company entered arbitration on March 31, 2022 regarding a commercial dispute related to the delivery of a water treatment system installed on a commercial power plant. The parties disagree on whether the supplied equipment performs according to the agreed performance criteria. The dispute also relates to equipment downtime and the use of additives to operate the equipment. The claim against LiqTech amounts to DKK 1,671,768 ($249,510) with the addition of interest. LiqTech is disputing the claim while having filed a counterclaim regarding unpaid invoices. The claim was settled out of court and the Company agreed to pay DKK 600,000 ($83,799), including decommissioning of the installed system, for full and final settlement during the period ending June 30, 2022.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Balance at January 1	$962,313	$1,056,613
Warranty costs charged to cost of goods sold	53,684	177,302
Utilization charges against reserve	-	(191,068)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(83,405)	(80,534)
Balance at the end of the period	$932,592	$962,313

NOTE 9 - EARNINGS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. For the periods where there is a net loss, stock options, warrants and Restricted Stock Units (“RSUs”) have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average number of shares of Common Stock used to calculate both basic and diluted net loss per common share is the same for the reported periods.

For the period ended June 30, 2022, the Company had 2,587,009 RSUs outstanding, 31,440,000 prefunded warrants and 4,480,000 warrants, both exercisable for shares of Common Stock outstanding.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive Common Stock for the three and six months ended June 30, 2022, and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net (Loss)	(6,507,059)	(3,098,108)	(10,253,483)	(5,557,537)
Weighted average number of common shares used in basic earnings per share	32,097,495	21,769,461	26,753,663	21,723,578
Effect of dilutive securities, stock options, RSUs, and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	32,097,495	21,769,461	26,753,663	21,723,578

For the three and six months ended June 30, 2022 and 2021 respectively, the Company had no options outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock – The Company has 100,000,000 authorized shares of common stock, $0.001 par value ("Common Stock"). As of June 30, 2022 and 2021, there were 43,888,538 and 21,777,373 shares of Common Stock issued and outstanding, respectively.

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

Preferred Stock -- Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, qualifications, limitations, or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock.

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of June 30, 2022, there were no preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2022, the Company has made the following issuances of Common Stock:

On January 3, 2022, the Company issued 18,641 shares of Common Stock to settle RSUs for services provided by the Board of Directors in 2021.

On January 3, 2022, the Company issued 48,341 shares of Common Stock to settle RSUs for services provided by management in 2021.

On May 17, 2022, the Company issued 15,635,850 shares of Common Stock as part of the $23,000,000 public offering of common stock and 30,425,000 prefunded warrants to fund working capital, general corporate purposes, and partial repayment of its Senior Convertible Note.

On May 19, 2022, the Company exercised in full the option to issue 6,900,000 shares of Common Stock as part of the overallotment of $3,450,000 common stock, resulting in the closing of its previously announced public offering of $26,450,000, to fund working capital, general corporate purposes, and partial repayment of its Senior Convertible Note. Total transaction costs related to the combined public offering of $26,450,000 amounted to $1,996,472.

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

On August 17, 2021, the Company entered an exchange agreement with an existing shareholder to exchange an aggregate of 500,000 shares of Common Stock for equivalent shares of prefunded warrants (the “Exchange Agreement”). The prefunded warrants will be exercisable at an exercise price of $0.001 per share, subject to adjustments as provided under the terms of the prefunded warrants. The prefunded warrants will be exercisable at any time on or after the closing date. The Exchange Agreement contained additional terms typical of exchange agreements including representations and warranties of the parties. In connection with and as of the date of the Exchange Agreement, the Company issued the prefunded warrants to the shareholder, and the prefunded warrants are exercisable on August 17, 2021, subject to the limitations on exercise and conditions set forth by the prefunded warrants. The prefunded warrants became subject to customary adjustments in the event of stock splits and dividends, fundamental transactions, and subsequent offerings of rights to purchase stock.

On May 17, 2022, the Company entered a warrant purchase agreement with existing shareholders to purchase 30,425,000 shares of common stock at an offering price of $0.499 per prefunded warrant which represents the offering price of $0.50 per share of the Company’s common stock less the $0.001 per share exercise price for each pre-funded warrant for total gross proceeds of approximately $15,182,075 as part of the Company’s public offering of common stock and pre-funded warrants totaling $23,000,000 before underwriting discounts, commissions and offering expenses payable by the Company.

On June 23, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement. Additionally, as part of the transaction, the Company issued 230,000 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $0.65 per share, a term of five years and are exercisable for cash at any time.

Below is a summary of the periodic changes in warrants outstanding for the six months ended June 30, 2022 and 2021:

	2022	2021
Warrants outstanding at January 1	1,015,000	515,000
Warrants issued in connection with public offering and private placement	34,905,000	-
Exercises and conversions	-	-
Warrants outstanding at June 30	35,920,000	515,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At June 30, 2022, 2,587,009 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares of Common Stock in the period ending June 30, 2022 to management as part of the Incentive Plan, totaling 2,536,175 of which 80,000 shares vest in December 2023 (part of CEO separation agreement announced on May 11, 2022) and the remaining shares vesting over a three-year period.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $221,472 and $125,076 for the three-month periods ended June 30, 2022 and 2021, respectively. For the six months periods ended June 30, 2022, and 2021, respectively, the stock-based compensation related to share grants was $400,249 and $227,464. On June 30, 2022, the Company had $1,243,836 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of June 30, 2022 and changes during the period are presented below:

	June 30, 2022
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2021	149,636	$6.59	$-
Granted	2,649,207	0.76	-
Vested and settled with share issuance	(66,982)	(6.56)	-
Forfeited	(144,853)	(6.22)	-
Outstanding, June 30, 2022	2,587,009	$0.64	$-

NOTE 11 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Customer A	22%	12%	17%	11%
Customer B	26%	-	15%	-

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	June 30, 2022	December 31, 2021
Customer A	16%	-
Customer B	12%	-
Customer C	-	16%
Customer D	-	11%

* Zero or less than 10%

As of June 30, 2022, approximately 62% of the Company’s assets were located in Denmark, 36% were located in US, and 2% were located in China. As of December 31, 2021, approximately 61% of the Company’s assets were located in Denmark, 26% were located in US, and 13% were located in China.

NOTE 12 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed, with shared group activities transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Water	$2,144,011	$1,080,004	$2,737,002	$2,237,340
Ceramics	1,812,334	1,810,743	3,692,452	3,741,807
Plastics	1,035,705	1,016,370	2,174,302	1,830,396
Corporate	26,242	109,466	51,772	204,897
Total consolidated Revenue	5,018,292	4,016,563	8,655,528	8,014,440

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income (Loss)
Water	$37,252	$(944,122)	$(756,696)	$(1,580,562)
Ceramics	(1,689,972)	(1,457,862)	(2,746,320)	(1,882,398)
Plastics	(132,198)	(275,324)	(239,600)	(528,303)
Other	(4,722,141)	(420,800)	(6,510,867)	(1,566,274)
Total consolidated Loss	(6,507,059)	(3,098,108)	(10,253,483)	(5,557,537)

	As of
Total Assets	June 30, 2022	December 31, 2021
Water	$7,496,259	$7,767,679
Ceramics	15,280,659	13,961,057
Plastics	1,392,470	1,645,879
Other	21,351,528	21,680,077
Total consolidated Assets	$45,520,916	$45,054,692

NOTE 13 - SUBSEQUENT EVENTS

On July 29, 2022, the Company announced the appointment of Fei Chen, as the new Chief Executive Officer (“CEO”), effective on or before November 1, 2022. Effective on such date, Alexander J. Buehler, a member of LiqTech’s Board and Interim CEO will resign as Interim CEO and will continue to serve as a member of the Board of Directors. Ms. Chen brings more than 20 years of management experience with a demonstrated track record of success across a variety of global industrial companies, with an emphasis on water treatment, chemicals, and clean energy technologies.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution. We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, and global chemical industries.

●

Better penetrate existing end markets where our value proposition is strong. We have successfully sold products and installed systems into several end markets--including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, and oil & gas. We are focused on targeting and activating new customers in these end markets while working with distributors, agents, and partners to access other important geographic markets.

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

The following table sets forth our revenues, expenses and net loss for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
					Period to Period Change
	2022	As a % of Sales	2021	As a % of Sales	Variance	Percent %
Revenue	5,018,292	100.0%	4,016,563	100.0%	1,001,729	24.9%
Cost of Goods Sold	4,870,152	97.0	3,695,853	92.0	1,174,299	31.8
Gross Profit	148,140	3.0	320,710	8.0	(172,570)	(53.8)

Operating Expenses
Selling expenses	1,196,513	23.8	1,202,586	29.9	(6,073)	(0.5)
General and administrative expenses	1,265,543	25.2	1,247,132	31.0	18,411	1.5
Research and development expenses	490,836	9.8	434,629	10.8	56,207	12.9
Restructuring costs	1,788,827	35.6	-	-	1,788,827	-
Total Operating Expenses	4,741,719	94.5	2,884,347	71.8	1,857,372	64.4

Loss from Operation	(4,593,579)	(91.5)	(2,563,637)	(63.8)	(2,029,942)	79.2

Other Income (Expense)
Interest and other income	342,624	6.8	-	-	342,624	-
Interest (expense)	(159,557)	(3.2)	(215,598)	(5.4)	56,041	(26.0)
Amortization discount, Notes	(1,922,618)	(38.3)	(251,804)	(6.3)	(1,670,814)	663.5
Gain (loss) on currency transactions	(342,202)	(6.8)	(83,696)	(2.1)	(258,506)	308.9
Gain on lease termination	153,575	3.1	-	-	153,575	-
Gain (loss) on sale of fixed assets	661	-	1,134	-	(473)	(41.7)
Total Other Income (Expense)	(1,927,517)	(38.4)	(549,964)	(13.7)	(1,377,553)	(250.5)

Loss Before Income Taxes	(6,521,096)	(129.9)	(3,113,601)	(77.5)	(3,407,495)	109.4
Income Tax Benefit	(14,037)	(0.3)	(15,493)	(0.4)	1,456	(0.1)

Net Loss	(6,507,059)	(129.7)	(3,098,108)	(77.1)	(3,408,951)	110.0

Revenue

Revenue for the three months ended June 30, 2022 was $5,018,292 compared to $4,016,563 for the same period in 2021, representing an increase of $1,001,729, or 25%. The increase was particularly attributed to an increase in sales of liquid filters and water treatment systems of $1,064,007, partly offset by a decrease in sales of development projects of $83,204. Sales of DPFs and Plastics components were comparable to the same period in 2021, reflecting stable activity amid volatile market conditions and more recently, geopolitical unrest and macroeconomic uncertainty impacting demand.

Gross Profit

Gross profit for the three months ended June 30, 2022, was $148,140 compared to gross profit of $320,710 for the same period in 2021, representing a decrease of $172,570. The decrease in gross profit was mainly caused by reduced profitability in our Ceramics business driven by lower share of ceramic membranes, lost productivity linked to quality issues, and finally negative impact from rising input cost inflation associated with the production of our silicon carbide products, more specifically increased electricity and raw material prices, labor cost inflation, and general price increases on freight and logistic services. This was partly offset by an increase in system sales with deliveries in both the Middle East and Europe, coupled with elevated profitability from sales of plastics components, systems spare-parts, and general commission activities. Included in the gross profit was depreciation of $473,697 and $496,049 for the three months ended June 30, 2022 and 2021, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2022 were $4,741,719, representing an increase of $1,857,372, or 64%, compared to $2,884,347 for the same period in 2021, mainly driven by this quarter’s restructuring costs of $1,788,827.

Selling expenses for the three months ended June 30, 2022 of $1,196,513 compared to $1,202,586 for the same period in 2021, representing a decrease of $6,073, or 1%. The current quarter was negatively impacted by a bad debt provision of approximately $150,000 pertaining to a European Ceramics client, offset by cost reductions associated with direct sales and consulting activities.

General and administrative expenses for the three months ended June 30, 2022, were $1,265,543 compared to $1,247,132 for the same period in 2021, representing an increase of $18,411, or 2%. Included in general and administrative expenses was increased cost associated with the CFO and CEO transition and non-cash compensation of $221,472 and $125,076 for the three months ended June 30, 2022, and 2021, respectively. Notably, the second quarter general and administrative expenses have decreased by $650,974 compared to the first quarter, which was mainly driven by project management and leasehold expenses in China, coupled with the implementation of a new ERP platform and general recruitment costs, all underpinned by the Company’s cost reduction efforts.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	June 30,	June 30,
	2022	2021
Compensation for vesting of restricted stock awards issued to the Board of Directors	$51,125	$49,375
Compensation for vesting of restricted stock awards issued to management	170,347	75,701
Total Non-Cash Compensation	$221,472	$125,076

Research and development expenses for the three months ended June 30, 2022, were $490,836 compared to $434,629 for the same period in 2021, representing an increase of $56,207, or 13%. The increase represents the completion of several development projects during the quarter mainly related to improvement and optimization of filtration systems.

Restructuring costs for the three months ended June 30, 2022, were $1,788,827 compared to $0 for the same period in 2021. During the quarter, the Company completed a restructuring program to reduce costs, decrease operating losses and improve cash flow. Total restructuring and restructuring-related net charges pursuant to this program were $1,788,827 (see Note 3).

Other Income (Expenses)

Other Income (Expenses) for the three months ended June 30, 2022 was $(1,927,517) compared to $(549,964) for the comparable period in 2021, representing a negative variance of $1,377,553. This change was mainly related to the repayment of the Convertible Note issued in April 2021, with $1,922,618 for the amortization discount and $121,458 for interest expenses. Further, Other Income (Expenses) was positively affected by the receipt of COVID-19 grants and the gain on lease termination related to the China closings, offset by a loss on currency transactions due to a less favorable DKK/USD exchange rate during the period.

Net Loss

Net loss for the three months ended June 30, 2022, was $(6,507,059) compared to $(3,098,108) for the comparable period in 2021, representing an increase in net loss of $3,408,951.

This change was primarily attributable to this quarter’s recognized restructuring costs of $1,788,827 and other expenses including interest and amortization discount primarily related to the repayment of the Convertible Note.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

The following table sets forth our revenues, expenses and net loss for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
					Period to Period Change
	2022	As a % of Sales	2021	As a % of Sales	Variance	Percent %
Revenue	8,655,528	100.0%	8,014,440	100.0%	641,088	8.0%
Cost of Goods Sold	8,261,847	95.5	7,579,118	94.6	682,732	9.0
Gross Profit	393,681	4.5	435,325	5.4	(41,644)	(9.6)

Operating Expenses
Selling expenses	2,256,461	26.1	2,212,084	27.6	44,377	2.0
General and administrative expenses	3,182,060	36.8	2,721,802	34.0	460,258	16.9
Research and development expenses	1,093,573	12.6	872,236	10.9	221,337	25.4
Restructuring costs	1,788,827	20.7	-	-	1,788,827	-
Total Operating Expenses	8,320,921	96.1	5,806,122	72.4	2,514,799	43.3

Loss from Operation	(7,927,240)	(91.6)	(5,370,797)	(67.0)	(2,556,443)	47.6

Other Income (Expense)
Interest and other income	342,729	4.0	-	-	342,624	-
Interest (expense)	(366,018)	(4.2)	(256,017)	(3.2)	110,001	43.0
Amortization discount, Notes	(2,219,956)	(25.6)	(251,804)	(3.1)	(1,968,152)	781.6
Gain (loss) on currency transactions	(266,209)	(3.1)	287,988	3.6	(554,197)	(192.4)
Gain on lease termination	153,575	1.8	-	-	153,575	-
Gain (loss) on sale of fixed assets	661	-	1,134	-	(473)	(41.7)
Total Other Income (Expense)	(2,355,244)	(27.2)	(218,699)	(2.7)	(2,136,525)	976.9

Loss Before Income Taxes	(10,282,464)	(118.8)	(5,589,496)	(69.7)	(4,692,968)	84.0
Income Tax Benefit	(28,981)	0.3	(31,959)	0.4	2,978	(9.3)

Net Loss	(10,253,483)	(118.5)	(5,557,537)	(69.3)	(4,695,946)	84.5

Revenue

Revenue for the six months ended June 30, 2022, was $8,655,528 compared to $8,014,440 for the same period in 2021, representing an increase of $641,088, or 8%. The increase was particularly attributed to an increase in sales of liquid filters and water treatment systems of $499,661, and engineered plastic products of $343,906, partly offset by lower share of completed development projects of $153,125 and Ceramics products of $49,355 due to lower share of direct membrane sales and the continued negative impact from the USD appreciation against the EURO and DKK.

Gross Profit

Gross profit for the six months ended June 30, 2022, was $393,681 compared to gross profit of $435,325 for the same period in 2021, representing a decrease of $41,644. The decrease in gross profit was mainly caused by reduced profitability from the Ceramics business due to unfavorable mix further exacerbated by continued input cost inflation and the negative impact from the USD appreciation, but also the delivery of a significant water treatment system at comparatively lower margin during the second quarter with subsequent service and commissioning revenue expected to elevate the full project margin. This was partly offset by continued resilient contribution from both the sale of plastics components, systems spare-parts, and general commission activities during the period. Included in the gross profit was depreciation of $969,746 and $967,055, for the six months ended June 30, 2022, and 2021, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2022 were $8,320,921, representing an increase of $2,514,799, or 43%, compared to $5,806,122 for the same period in 2021, mainly driven by the second quarter restructuring costs of $1,788,827.

Selling expenses for the six months ended June 30, 2022 of $2,256,461 compared to $2,212,084 for the same period in 2021, representing an increase of $44,377, or 2%. The current increase was a combination of increased costs associated with intensified direct sales efforts, consulting service engagements, and direct marketing activities during the period, combined with a bad debt provision booked in the second quarter.

General and administrative expenses for the six months ended June 30, 2022, were $3,182,060 compared to $2,721,802 for the same period in 2021, representing an increase of $460,258, or 17%. The increase was mainly driven by increased headcounts and continued spend associated with the China capacity expansion in the first quarter. Included in general and administrative expenses for the period was also increased cost associated with recent management changes as well as and non-cash compensation of $400,250 and $227,464 for the six months ended June 30, 2022, and 2021, respectively.

The following is a summary of non-cash compensation:

	For the Six Months Ended
	June 30,	June 30,
	2022	2021
Compensation for vesting of restricted stock awards issued to the Board of Directors	$102,250	$98,750
Compensation for vesting of restricted stock awards issued to management	297,999	128,713
Total Non-Cash Compensation	$400,250	$227,464

Research and development expenses for the six months ended June 30, 2022, were $1,093,573 compared to $872,236 for the same period in 2021, representing an increase of $221,337, or 25%. The increase represents the completion of several development projects during the period.

Restructuring costs for the six months ended June 30, 2022, were $1,788,827 compared to $0 for the same period in 2021. The restructuring program was executed in the second quarter.

Other Income (Expenses)

Other Income (Expenses) for the six months ended June 30, 2022, was $(2,355,244) compared to $(218,699) for the comparable period in 2021, representing a negative variance of $2,136,525. The variance was mainly related to the Convertible including interest and cost related to the repayment with a combined expense of $1,968,152 compared to the same period in 2021. Further, the period was negatively impacted by loss on currency transactions of $266,209 compared to a gain in the same period last year of $287,988, due to a less favorable DKK/USD exchange rate, partly offset by the receipt of COVID-19 grants in the Danish entities.

Net Loss

Net loss for the six months ended June 30, 2022, was $(10,253,483) compared to $(5,557,537) for the comparable period in 2021, representing an increase in net loss of $4,695,946.

This change was primarily attributable to the operating losses for the period, second quarter restructuring charges, and refinancing cost related to the repayment of the Convertible Note.

Liquidity and Capital Resources

Based on the prolonged negative effects of the global pandemic, continued market volatility and geopolitical unrest pertaining to the Russia and Ukraine conflict, the Company is unable to predict the full impact this will have on our long-term financial condition, results of operations, liquidity, and cash flows. The Company has planned and executed on decisive measures in the first half of 2022 to help safeguard the business and its financial position by reducing cost, headcount, and overall capex commitments, which together with the successful completion of the $26.45 million public offering of common stock and pre-funded warrants, substantially improves the near-term liquidity position of the Company.

Furthermore, in June the Company completed the refinancing of its $15 million Convertible Note due in 2023, partly funded by the issuance of the new $6 million Senior Promissory Notes due in June 2024 along with the proceeds from the public offering. The Senior Promissory Notes are interest-free, with full redemption after 24 months.

Based on current projections, which are subject to significant uncertainties, including the duration and severity of global macroeconomic issues, commodity volatility, and continued global supply chain disruptions, the Company believes the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

Continued market uncertainty and reduced order intake caused by global macroeconomic conditions, recession, or a resurgence of the COVID-19 pandemic, however, could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce the profitability and liquidity position.

While the Company anticipates that its proactive measures will be sufficient to protect and fund the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business as a result of these global economic issues and associated supply chain disruptions. In the future, the Company may experience reduced or changed demand for its products and services, especially if there is global recession or structural shift in regulation or demand for its products across its core markets.

The Company has historically satisfied its capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. On June 30, 2022, the Company had cash of $19,695,722 and net working capital of $25,884,809, and on December 31, 2021, the Company had cash of $17,489,380 and net working capital of $11,199,258. The increase in working capital of $14,685,551 compared to December 31, 2021 is mainly a result of the capital raise and repayment of the Convertible Note.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of EUR1,750,000 (approximately $1,820,000). The credit line is secured by a cash deposit.

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior Convertible Note (the “Note”) due on October 1, 2023 and 80,000 shares of common stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note is a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity (October 1, 2023) or earlier upon redemption or repurchase as set forth in the Note. The Note is convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate is 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate is subject to anti-dilution adjustments including for stock dividends, splits and combinations; issuances of options, warrants or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

The Note has interest payable quarterly beginning on June 1, 2021 at a rate of 5% per annum. The number of shares issuable if the Company elects to pay interest in shares of Common Stock shall be based on the Market Price.

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

As of June 22, 2022, the Note, including accrued interests and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated to principal repayment of $11,640,000 and contractual repayment premium of $1,806,875. During the quarter, the Company paid the second, third, and fourth installment, totaling $2,520,000, in cash according to the original payment schedule.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the "Notes") and issued warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement entered into with the Purchasers.

The Notes have a term of 24 months and do not bear interest during this period. If the notes are not repaid on or before the second anniversary of issuance, however, the Notes will thereafter bear interest of 10% per annum, which will increase by 1% each month the Notes remain unpaid, up to a maximum of 16% per annum, payable monthly.

Additionally, as part of the transaction, the Company issued 230,000 warrants to the placement agent. All of the warrants issued in this transaction have an exercise price of $0.65 per share, a term of five years and are exercisable for cash at any time.

As a result, the Company recorded an initial debt discount of $664,704 based on the relative fair value of the warrants and notes issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model with the following assumptions: expected term of 2.5 years, stock price of $0.43, exercise price of $0.65, volatility of 80.8%, risk-free rate of 3.13%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the note. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

Cash Flows

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Cash provided by (used in) operating activities for the six months ended June 30, 2022 of $(11,032,241) represents a decrease of $10,121,981 compared to $(910,259) for the six months ended June 30, 2021. For the six months ended June 30, 2022, the result is mainly attributable to the net loss for the period of $(10,253,483) adjusted for depreciation and other non-cash-related items of $4,274,243. Changes in assets and liabilities include increased Accounts receivable of $660,578 and net Contract assets/liabilities of $1,358,363, with the latter caused by delivery of a water treatment system in Q2 2022 includes an extended payment schedule that runs until August 2025. Furthermore, Accounts payable increased by $432,337 and Accrued expenses decreased by $178,716.

Net cash used in investing activities of $229,204 for the six months ended June 30, 2022 compared to $717,232 for the six months ended June 30, 2021, representing a decrease of $488,028 due to limited delivery of production equipment during the quarter, with investments confined to the purchase of production equipment in Ballerup to relieve manufacturing bottlenecks and the continued investment in the new ERP platform, for which full implementation is anticipated in Q3 2022.

Cash provided from financing activities was $13,473,839 for the six months ended June 30, 2022 compared to $14,090,829 for the six months ended June 30, 2021, representing a decrease of $616,990. For the six-month period ended June 30, 2022, the result is mainly affected by the equity raise, generating net proceeds of $24,453,527 from the issuance of common stock and prefunded warrants, and proceeds of $6,000,000 from the issuance of the new Senior Promissory Notes, offset by the full repayment of the Convertible Note issued in April 2021 of $16,800,000.

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

Subsequent Events

For a description of subsequent events, see “Note 13 – Subsequent Events”.

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

Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2022 for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, Company management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company has hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2022 by improving competencies and work processes. Further, an investment in a new ERP system has been made along with other supporting IT systems to reinforce the controls and processes of the Company. These investments are an important part of our remediation plan. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to financial reporting to ensure the effective design and operation of process-level controls.

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

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of contingencies, see “Note 8 – Agreements and Commitments”.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.2	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on June 27, 2022.

10.1	Separation Agreement and Release between LiqTech International A/S and Sune Mathiesen dated May 11, 2022	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, filed with the SEC on May 12, 2022.

10.2	Underwriting agreement, dated May 12, 2022, by and between LiqTech International, Inc. and Lake Street Capital Markets LLC	Incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed with the SEC on May 17, 2022.

10.3	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on June 27, 2022.

10.4	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on June 27, 2022.

10.5	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on June 27, 2022.

10.6	Engagement Letter with Lake Street Capital Markets, LLC	Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on June 27, 2022.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: August 11, 2022	/s/ Alexander J. Buehler
Alexander J. Buehler, Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	/s/ Simon S. Stadil
Simon S. Stadil, Chief Financial Officer
(Principal Financial and Accounting Officer)