Form 10-Q
period 2022-09-30
LIQTECH INTERNATIONAL INC
filed 2022-11-10
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended September 30, 2022

or

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

As of November 10, 2022, there were 43,896,871 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2022

Page
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)	7

Condensed Consolidated Statement of Stockholder’s Equity for the period ended September 30, 2022 and September 30, 2021 (unaudited)	9

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	40

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the impacts from the COVID-19 pandemic, related supply chain disruptions, inflationary pressure, macro-economic uncertainty, and the European energy crisis on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	The COVID-19 pandemic and its effects on our business operations and financial condition;

●	Prolonged period of inflationary pressure including risk of energy shortage and rising energy prices in Europe;

●

Our dependence on a few major customers for a significant portion of our revenue and the potential adverse effects to our financial condition if we fail to maintain or develop our relationship with one or more of these major customers;

●	The impact on our business operations and financial condition if we fail to raise additional funds;

●	The potential adverse effects to our business operations and financial condition by geopolitical unrest and changes in political, social, regulatory or economic environments;

●	The potential interruption or delay of raw materials and components caused by restrictions on freight and transportation routes;

●	The exposure to potentially adverse tax consequences on our international operations;

●	Our ability to adapt to potentially adverse changes in global and regional economic conditions and legislative, regulatory and political developments;

●	Our dependence on the expertise and experience of our management team and the retention of key management.

●	Our future reliance on qualified additional personnel to expand our business;

●	Our ability to compete in a changing regulatory landscape, enforcement of existing emissions-related environmental regulations and potential further tightening of emission standards worldwide;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to manage our expected revenue growth;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sales of our products caused by technological advances of our competitors;

●	The adverse effect to our business operations if we fail to obtain adequate supplies of raw materials and components or fail to obtain raw materials and components at affordable prices;

●	Our potential reliance on subcontractors or to develop sufficient manufacturing capacity to meet demand;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to or find it difficult to enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations;

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards; and

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$17,605,377	$17,489,380
Accounts receivable, net of allowance for doubtful accounts of $161,311 and $409,076 at September 30, 2022 and December 31, 2021, respectively	2,843,864	1,957,579
Inventories, net of allowance for excess and obsolete inventory of $578,076 and $268,470 at September 30, 2022 and December 31, 2021, respectively	4,657,188	5,421,027
Contract assets	2,078,472	1,906,510
Prepaid expenses and other current assets	2,653,978	1,292,285

Total Current Assets	29,838,879	28,066,781

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $7,848,569 and $7,554,803 at September 30, 2022 and December 31, 2021, respectively	6,877,185	8,858,993
Operating lease right-of-use assets	3,119,806	6,925,807
Deposits and other assets	390,634	628,109
Intangible assets, net of accumulated amortization of $376,954 and $357,231 at September 30, 2022 and December 31, 2021, respectively	218,190	334,743
Goodwill	206,639	240,259

Total Long-Term Assets	10,812,454	16,987,911

Total Assets	$40,651,333	$45,054,692

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,617,452	$1,646,662
Accrued expenses	3,447,107	4,685,665
Current portion of finance lease obligations	321,788	373,824
Current portion of operating lease liabilities	511,240	846,544
Current portion of Convertible Note payable	-	8,400,000
Contract liabilities	635,167	914,828

Total Current Liabilities	6,532,754	16,867,523

Deferred tax liability	154,478	224,779
Other liabilities, net of current portion	-	346,939
Finance lease obligations, net of current portion	1,911,361	2,499,591
Operating lease liabilities, net of current portion	2,608,566	6,154,064
Senior Promissory Notes, net	5,395,240	-
Convertible Note payable, less current portion	-	6,186,936

Total Long-term Liabilities	10,069,645	15,412,309

Total Liabilities	16,602,399	32,279,832

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock; par value $0.001, 100,000,000 shares authorized, 43,896,871 and 21,285,706 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	43,896	21,285
Additional paid-in capital	96,785,016	70,910,902
Accumulated deficit	(65,188,075)	(53,181,928)
Accumulated other comprehensive loss	(7,591,903)	(4,975,399)

Total Stockholders' Equity	24,048,934	12,774,860

Total Liabilities and Stockholders' Equity	$40,651,333	$45,054,692

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$3,305,534	$4,142,954	$11,961,062	$12,157,394
Cost of Goods Sold	3,198,255	3,946,732	11,460,102	11,525,847

Gross Profit	107,279	196,222	500,960	631,547

Operating Expenses:
Selling expenses	676,420	1,205,849	2,932,881	3,417,933
General and administrative expenses	1,429,315	1,102,772	4,611,375	3,824,574
Research and development expenses	283,524	497,823	1,377,097	1,370,059
Restructuring costs	(1,964)	-	1,786,863	-

Total Operating Expense	2,387,295	2,806,444	10,708,216	8,612,566

Loss from Operations	(2,280,016)	(2,610,222)	(10,207,756)	(7,981,019)

Other Income (Expense)
Interest and other income	1,870	-	344,593	-
Interest expense	(28,514)	(235,318)	(394,532)	(491,335)
Amortization discount on Notes	(84,098)	(292,129)	(2,304,054)	(543,933)
Gain (Loss) on currency transactions	628,137	218,030	361,928	506,018
Gain on lease termination	(3,317)	-	150,258	-
Gain on sale of fixed assets	(19)	(8)	642	1,126

Total Other Income (Expense)	514,059	(309,425)	(1,841,165)	(528,124)

Loss Before Income Taxes	(1,765,957)	(2,919,647)	(12,048,421)	(8,509,143)

Income Tax Benefit	(13,293)	(15,691)	(42,274)	(47,650)

Net Loss	$(1,752,664)	$(2,903,956)	$(12,006,147)	$(8,461,493)

Basic and Diluted Loss Per Share	$(0.04)	$(0.13)	$(0.37)	$(0.39)

Basic and Diluted Weighted Average Common Shares Outstanding	43,891,799	21,769,461	32,529,152	21,661,945

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Loss	(1,752,664)	(2,903,956)	(12,006,147)	(8,461,493)

Other Comprehensive Loss - Currency Translation, Net	(1,646,038)	(603,894)	(2,616,504)	(1,547,311)

Total Comprehensive Loss	$(3,398,702)	$(3,507,850)	$(14,622,651)	$(10,008,804)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended September 30, 2022 and September 30, 2021

					Accumulated Other
			Additional		Compre-
	Common Stock		Paid-in	Accumulated	hensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL

BALANCE, December 31, 2021	21,285,706	21,285	70,910,092	(53,181,928)	(4,975,399)	12,774,860

Common stock issued in settlement of RSUs	66,982	67	(67)			-

Stock-based compensation			178,778			178,778

Currency translation, net					(355,891)	(355,891)

Net Loss				(3,746,424)		(3,746,424)

BALANCE, March 31, 2022	21,352,688	21,352	71,089,613	(56,928,352)	(5,331,290)	8,851,323

Common shares issued for cash at $0.50 per share, net of offering cost of $1,996,469, in May 2022	22,535,850	22,536	24,430,992			24,453,528

Warrants issued in connection with Senior Promissory Notes			664,704			664,704

Stock-based compensation			221,472			221,472

Currency translation, net					(614,575)	(614,575)

Net Loss				(6,507,059)		(6,507,059)

BALANCE, June 30, 2022	43,888,538	43,888	96,406,781	(63,435,411)	(5,945,865)	27,069,393

Common stock issued in settlement of RSUs	8,333	8	(8)			-

Adjustment to warrants issued in connection with Senior Promissory Notes			(3,868)			(3,868)

Stock-based compensation			382,111			382,111

Currency translation, net					(1,646,038)	(1,646,038)

Net Loss				(1,752,664)		(1,752,664)

BALANCE, September 30, 2022	43,896,871	43,896	96,785,016	(65,188,075)	(7,591,903)	24,048,934

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	41,912	42	(42)			-

Stock-based compensation			102,388			102,388

Currency translation, net					(1,311,521)	(1,311,521)

Net Income				(2,459,429)		(2,459,429)

BALANCE, March 31, 2021	21,697,373	21,697	70,000,044	(44,514,397)	(4,357,591)	21,149,753

Common stock issued as commitment fee for Convertible Note	80,000	80	531,649			531,729

Stock-based compensation			125,076			125,076

Currency translation, net					368,104	368,104

Net Loss				(3,098,108)		(3,098,108)

BALANCE, June 30, 2021	21,777,373	21,777	70,656,769	(47,612,505)	(3,989,487)	19,076,554

Common stock issued in settlement of RSUs	8,333	8	(8)			-

Exchange of common stock to prefunded warrants	(500,000)	(500)	500			-

Stock-based compensation			127,519			127,519

Currency translation, net					(603,894)	(603,894)

Net Loss				(2,903,956)		(2,903,956)

BALANCE, September 30, 2021	21,285,706	21,285	70,784,780	(50,516,461)	(4,593,381)	15,696,223

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(12,006,147)	$(8,461,493)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	2,260,060	1,968,011
Amortization of discount on Notes payable	2,304,054	543,933
Stock-based compensation	782,361	354,983
Change in deferred tax asset / liability	(42,274)	(47,650)
Gain on lease termination	(150,258)	-
Gain on sale of fixed assets	(642)	(1,126)
Changes in operating assets and liabilities:
Accounts receivable	(1,262,577)	741,514
Inventory	5,728	94,319
Contract assets	(485,469)	628,368
Prepaid expenses and other current assets	(1,497,612)	299,949
Accounts payable	212,304	(188,035)
Accrued expenses	(1,028,428)	599,086
Operating lease liabilities	(409,008)	(755,503)
Contract liabilities	(165,028)	(184,447)

Total Adjustments	523,211	4,053,402

Net Cash used in Operating Activities	(11,482,936)	(4,408,091)

Cash Flows from Investing Activities:
Purchase of property and equipment	(792,523)	(932,293)
Proceeds from sale of fixed assets	642	1,126
Net cash paid for earn-out agreement	-	(321,574)

Net Cash used in Investing Activities	(791,881)	(1,252,741)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(259,197)	(287,526)
Proceeds from issuance of common stock and prefunded warrants	24,418,612	-
Proceeds from issuance of Senior Promissory Notes	6,000,000	-
Payments on Convertible Note	(16,800,000)	14,283,333

Net Cash provided by Financing Activities	13,359,415	13,995,807

Gain (Loss) on Currency Translation	(968,601)	(907,085)

Net change in Cash and Restricted Cash	115,997	7,427,890

Cash and Restricted Cash at Beginning of Period	17,489,380	13,264,449

Cash and Restricted Cash at End of Period	$17,605,377	$20,692,339

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$364,846	$483,321
Income Taxes	-	-

Non-cash financing activities
Original issue discount on Convertible Note	-	1,800,000
Convertible Note debt conversion feature	-	3,048,396
Debt issuance costs on Convertible Note	-	716,667
Common Stock issued for conversion of Convertible Note	-	531,729
Debt discount on Senior Promissory Notes	695,749	-

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the nine months ended September 30, 2022 and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company held $1,314,637 and $2,125,695, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of products.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At September 30, 2022 and December 31, 2021 the Company had respectively $14,198,027 and $11,346,826 in excess of the FDIC insured limit.

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

The roll-forward of the allowance for doubtful accounts for the periods ended September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Allowance for doubtful accounts at the beginning of the period	$409,076	$498,044
Bad debt expense	91,519	(28,499)
Receivables written off during the periods	(298,850)	(24,415)
Effect of currency translation	(40,434)	(36,054)
Allowance for doubtful accounts at the end of the period	$161,311	$409,076

Inventory -- Inventory directly purchased is carried at the lower of cost or net realizable value, as determined on the first-in, first-out method.

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

Contracts Assets / Liabilities -- Contract assets are the Company’s rights to consideration in exchange for goods or services and is recognized when a performance obligation has been satisfied but has not yet been billed. When the Company issues invoices to the customer and the billing is higher than the capitalized Contract assets, the net amount is transferred to Contract liabilities. Contract assets/liabilities are transferred to revenue and cost of goods sold when the right to consideration is unconditional and billed per the terms of the contractual agreement.

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, from which revenue is recognized at the transfer of control based upon signed acceptance by the customer. Most often this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in Contract assets are short-term receivables such as VAT and other receivables.

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

The Company sells products throughout the world, and sales by geographical region are as follows for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Americas	$382,573	$211,575	$861,260	$573,365
Asia-Pacific	895,696	636,622	2,944,449	3,225,691
Europe	1,903,930	3,294,757	6,651,065	8,358,338
Middle East & Africa	123,335	-	1,504,288	-
	$3,305,534	$4,142,954	$11,961,062	$12,157,394

The Company’s sales by product and service are as follows for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Water	$785,046	$1,493,549	$3,522,049	$3,730,889
Ceramics	1,854,981	1,703,057	5,548,951	5,444,863
Plastics	665,507	855,896	2,839,809	2,686,292
Corporate	-	90,452	50,253	295,350
	$3,305,534	$4,142,954	$11,961,062	$12,157,394

For Water (systems and aftermarket), Ceramics (diesel particulate filters and membranes), and Plastics (components), revenue is recognized when performance obligations specified within the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Considering the relatively short time between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

The roll-forward of Contract assets / liabilities for the periods ended September 30, 2022, and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Cost incurred	$3,602,967	$3,381,994
Unbilled project deliveries	667,670	454,158
VAT	383,701	542,255
Other receivables	9,240	60,158
Prepayments	(3,082,635)	(2,947,736)
Deferred Revenue	(137,638)	(499,146)
	$1,443,305	$991,682

Distributed as follows:
Contract assets	$2,078,472	$1,906,510
Contract liabilities	(635,167)	(914,828)
	$1,443,305	$991,682

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended September 30, 2022 and 2021 were $39,094 and $41,141, respectively. Total advertising costs amounted to $142,522 and $166,376 for the nine months ended September 30, 2022 and 2021, respectively.

Research and Development Cost -- The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended September 30, 2022 and 2021 were research and development costs of $283,524 and $497,823, respectively. For the nine-month periods ended September 30, 2022 and 2021, research and development costs were $1,377,097 and $1,370,059, respectively.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This statement requires an asset and liability approach with respect to accounting for income taxes.

Income/(Loss) Per Share -- The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options, RSUs and warrants that have been granted but have not yet been exercised.

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

Recent Accounting Pronouncements -- In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The FASB is issuing this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU will be effective for annual reporting periods after January 1, 2022. We are still assessing the impact of ASU 2021-10 on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts in An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 on January 1, 2022, using a modified retrospective approach.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the proposed cost reductions and revenue growth, thus achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RESTRUCTURING COSTS

During the second quarter, the Company completed a restructuring program to reduce costs, decrease operating losses and improve cash flow. Total restructuring and restructuring-related net charges pursuant to this program were $1,786,863, which were recorded separately in the income statement as “restructuring costs”, and allocated as follows:

CEO separation -- On May 10, 2022, the Board of Directors accepted the resignation of Sune Mathiesen as Chief Executive Officer and a director of the Company, effective May 12, 2022. As previously announced, Mr. Mathiesen had been on a medical leave of absence since March 17, 2022. In connection with Mr. Mathiesen’s resignation, Mr. Mathiesen and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). Under the provisions of the Separation Agreement, Mr. Mathiesen received DKK1,605,000 (equivalent to $230,538), which is the equivalent of six months of salary, car allowance and pension contributions, in a lump-sum payment, less applicable deductions and withholdings.

Terminated employees – In the second quarter of 2022, the Company re-aligned its corporate management structure, which involved a reduction in headcount and labor costs of approximately 25%. The new organization reflects a focused effort to align key leaders with strategic imperatives, inspire greater accountability and performance management, eliminate silos and layers of middle management, and operate a leaner, more efficient business. Provisions for salary obligations to employees amounted to $159,841, reflecting the costs related to select employees released from duties with immediate effect. No provisions were made for the employees working during the notice period.

China close-down – In the second quarter of 2022, the Company reduced and suspended planned capital investments, including the Company’s program to build a manufacturing and service center in China. Pursuant to the suspended plans, the Company terminated and settled agreements with consultants, select project employees, and domestic property development providers, resulting in a net payment of termination and cancellation charges of $278,391.

Capex commitments -- As part of efforts to balance future investments with expected demands and cash flow, the Company commenced the renegotiation of all material Capex commitments during the quarter, with the ambition to reduce, cancel, or delay deliveries under the contracts, which initially amounted to approximately $9,000,000. Substantial progress was made during the second quarter, with expected closure of the renegotiation in the second half of 2022. As part of the renegotiation, a provision was made during the second quarter of $668,606 regarding expected cancellation charges and contractual termination costs. However, during this quarter the amount of paid cancellation charges has exceeded the provision by $28,607, which explains the total amount regarding capex commitments of $697,213.

Write-downs -- The re-routing of production equipment and machinery to Denmark (originally planned for China), resulted in a write-down of $243,075 on legacy installed equipment and machinery that was decommissioned as part of the arrival and implementation of new and more efficient equipment. Furthermore, review of obsolete inventory and existing product demand resulted in a write-down of $177,804.

The Company’s restructuring costs are as follows for the nine months ended September 30, 2022, of which $1,763,015 has been settled, resulting in $23,848 remaining unsettled as of September 30, 2022:

September 30, 2022
CEO separation	$230,538
Terminated employees	159,841
China close-down	278,391
Capex commitments	697,213
Write-downs	420,880
$1,786,863

The following table displays a roll-forward of the restructuring accruals, presented within “accrued expenses”, for the nine months ended September 30, 2022 and 2021:

	2022	2021
Restructuring accruals, January 1	$-	$-
Restructuring costs, net	1,786,863	-
Cash payments	(1,342,135)	-
Asset impairments	(420,880)	-
Restructuring accruals, September 30	$23,848	$-

NOTE 4 - INVENTORY

Inventory consisted of the following on September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Furnace parts and supplies	$609,550	$213,224
Raw materials	2,157,268	2,144,067
Work in process	936,059	1,671,290
Finished goods and filtration systems	1,532,387	1,660,907
Reserve for obsolescence	(578,076)	(268,470)
Net Inventory	$4,657,188	$5,421,027

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

During the third quarter the Company made further provisions for excess and obsolete inventory in a period with changing market fundamentals.

NOTE 5 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark. During the second quarter of 2022, the Company terminated the lease agreement for the office and production space in Taicang, China.

During the nine months ended September 30, 2022, cash paid for finance lease liabilities was $316,246, and the Company recorded finance lease expenses in other income (expenses) of $221,928.

During the nine months ended September 30, 2022, cash paid for operating lease liabilities was $733,390, and the Company recorded operating lease expense of $812,032.

Supplemental balance sheet information related to leases as of September 30, 2022, and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$3,119,806	$6,925,807

Operating lease liabilities – current	$511,240	$846,544
Operating lease liabilities – long-term	2,608,566	6,154,064
Total operating lease liabilities	$3,119,806	$7,000,608

Finance leases:
Property and equipment, at cost	$2,852,356	$3,334,830
Accumulated depreciation	(424,959)	(336,337)
Property and equipment, net	$2,427,397	$2,998,494

Finance lease liabilities – current	$321,788	$373,824
Finance lease liabilities – long-term	1,911,361	2,499,591
Total finance lease liabilities	$2,233,149	$2,873,415

Weighted average remaining lease term:
Operating leases	9.6	8.9
Finance leases	5.2	5.9

Weighted average discount rate:
Operating leases	6.2%	6.5%
Finance leases	2.8%	2.8%

Maturities of lease liabilities at September 30, 2022 were as follows:

	Operating Lease	Finance lease
2022 (remaining 3 months)	$176,803	$97,263
2023	681,709	389,052
2024	552,318	389,876
2025	287,898	386,752
2026	278,383	354,565
Thereafter	2,157,468	846,130
Total payment under lease agreements	4,134,579	2,463,638
Less imputed interest	(1,014,773)	(230,489)
Total lease liability	$3,119,806	$2,233,149

NOTE 6 - LINES OF CREDIT

In connection with certain orders, the Company provides to customers a working guarantee, prepayment guarantee or security bond. For that purpose, the Company has a guaranteed credit line of EUR 1,350,000 (approx. $1,315,000) secured by a cash deposit. As of September 30, 2022, our bank has issued working guaranties of $306,327 to customers against the credit line.

NOTE 7 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior Convertible Note (the “Note”) maturing on October 1, 2023 and 80,000 shares of our common stock, $0.001 par value (“Common Stock”) for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity ( October 1, 2023), or earlier upon redemption or repurchase as set forth in the Note. The Note was convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate was subject to anti-dilution adjustments, including for stock dividends, splits and combinations; issuances of options, warrants or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. Beginning on March 1, 2022, the Company paid the first monthly installment of $840,000 in cash, totaling $3,360,000.

As of June 22, 2022, the Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875.

The components of the Convertible Note are as follows:

	September 30, 2022	December 31, 2021
Convertible Note	$-	16,800,000
Less: unamortized debt issuance costs	-	(2,213,064)
Convertible Note payable	$-	$14,586,936

Current portion of Convertible Note payable	-	8,400,000
Convertible Note payable, less current portion	-	6,186,936
Convertible Note payable	$-	$14,586,936

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of $0 and $481,712, respectively, and $0 and $292,129, respectively, related to the amortization of debt issuance costs.

For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of $308,958 and $904,350, respectively, and $2,213,065 and $360,417, respectively, related to the amortization of debt issuance costs.

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

The components of notes payable are as follows:

	September 30, 2022	December 31, 2021
Senior Promissory Notes	$6,000,000	-
Less: unamortized debt discount	(604,760)	-
Senior Promissory Notes payable	$5,395,240	$-

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	5,395,240	-
Senior Promissory Notes payable	$5,395,240	$-

For the three months ended September 30, 2022, and 2021, the Company recognized interest expense of $84,098 and $0, respectively, related to the amortization of the debt discount.

For the nine months ended September 30, 2022, and 2021, the Company recognized interest expense of $90,989 and $0, respectively, related to the amortization of the debt discount.

NOTE 8 - AGREEMENTS AND COMMITMENTS

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

The Company has during the third quarter been in dialogue with a former client regarding marine waste-water treatment systems delivered in 2019, regarding potential warranty claims due to corrosion on select parts and component, with a total estimated remediation cost of $ 1.5 million. The Company is disputing the claim in full however a commercial settlement is currently being discussed with expected completion during the fourth quarter or early 2023.

Product Warranties -- The Company provides a standard warranty for its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company's warranty obligations included in accrued expenses on the balance sheet, as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Balance at January 1	$962,313	$1,056,613
Warranty costs charged to cost of goods sold	52,990	177,302
Utilization charges against reserve	(77,720)	(191,068)
Release of accrual related to expired warranties	-	-
Foreign currency effect	(132,653)	(80,534)
Balance at the end of the period	$804,930	$962,313

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

For the period ended September 30, 2022, the Company had outstanding balances of 2,504,340 RSUs, 31,440,000 prefunded warrants and 4,480,000 warrants, all exercisable for shares of Common Stock.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive Common Stock for the three and nine months ended September 30, 2022, and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net (Loss)	(1,752,664)	(2,903,956)	(12,006,147)	(8,461,493)
Weighted average number of common shares used in basic earnings per share	43,891,799	21,769,461	32,529,152	21,661,945
Effect of dilutive securities, stock options, RSUs, and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	43,891,799	21,769,461	32,529,152	21,661,945

For the three and nine months ended September 30, 2022 and 2021, respectively, the Company had no options outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock -- The Company has 100,000,000 authorized shares of common stock, $0.001 par value ("Common Stock"). As of September 30, 2022 and 2021, there were 43,896,871 and 21,285,706 shares of Common Stock issued and outstanding, respectively.

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

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of September 30, 2022, there were no shares of preferred stock issued and outstanding.

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

On May 19, 2022, the Company exercised in full the option to issue 6,900,000 shares of Common Stock as part of the overallotment of $3,450,000, resulting in the closing of its previously announced public offering of $26,450,000 to fund working capital, general corporate purposes, and partial repayment of its Senior Convertible Note. Total transaction costs related to the combined public offering of $26,450,000 amounted to $1,996,472.

On August 25, 2022, the Company issued 8,333 shares of Common Stock to settle RSUs for services provided by the Board of Directors.

Warrants

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

On May 17, 2022, the Company entered a warrant purchase agreement with existing shareholders to purchase 30,425,000 shares of common stock at an offering price of $0.499 per prefunded warrant, which represents the offering price of $0.50 per share of the Company’s common stock less the $0.001 per share exercise price for each pre-funded warrant, for total gross proceeds of approximately $15,182,075 as part of the Company’s public offering of common stock and pre-funded warrants totaling $23,000,000 before underwriting discounts, commissions and offering expenses payable by the Company.

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

Below is a summary of the periodic changes in warrants outstanding for the nine months ended September 30, 2022 and 2021:

	2022	2021
Warrants outstanding at January 1	1,015,000	515,000
Warrants issued in connection with public offering and private placement	34,905,000	-
Common stock exchanged to prefunded warrant		500,000
Exercises and conversions	-	-
Warrants outstanding at September 30	35,920,000	1,015,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At September 30, 2022, 2,504,340 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares of Common Stock in the third quarter to management as part of the Incentive Plan, totaling 722,456 shares of which 97,456 shares vest in January 2023 (part of Interim CEO agreement amended on September 13, 2022) and the remaining shares vest over a three-year period.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $382,111 and $127,519 for the three-month periods ended September 30, 2022 and 2021, respectively. For the nine months periods ended September 30, 2022, and 2021, the stock-based compensation related to share grants was $782,360 and $354,983, respectively. On September 30, 2022, the Company had $827,939 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of September 30, 2022 and changes during the period are presented below:

	September 30, 2022
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2021	149,636	$6.59	$-
Granted	2,574,871	0.77	-
Vested and settled with share issuance	(75,315)	(6.59)	-
Forfeited	(144,853)	(6.22)	-
Outstanding, September 30, 2022	2,504,340	$0.63	$-

NOTE 11 – SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Customer A	14%	11%	17%	11%
Customer B	12%	*	*	*
Customer C	11%	*	*	*
Customer D	*	*	12%	*
Customer E	*	*	*	21%
Customer F	*	*	*	10%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	September 30, 2022	December 31, 2021
Customer A	14%	*
Customer C	11%	*
Customer E	*	16%
Customer G	*	11%

* Zero or less than 10%

As of September 30, 2022, approximately 62% of the Company’s assets were located in Denmark, 36% were located in the U.S., and 2% were located in China. As of December 31, 2021, approximately 61% of the Company’s assets were located in Denmark, 26% were located in the U.S., and 13% were located in China.

NOTE 12 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed, with shared group activities transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Water	$785,046	$1,493,549	$3,522,049	$3,730,889
Ceramics	1,854,981	1,703,057	5,548,951	5,444,863
Plastics	665,507	855,896	2,839,809	2,686,292
Corporate	-	90,452	50,253	295,350
Total consolidated Revenue	3,305,534	4,142,954	11,961,062	12,157,394

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income (Loss)
Water	$(107,681)	$(531,868)	$(864,378)	$(2,112,430)
Ceramics	(772,862)	(798,615)	(3,519,182)	(2,681,013)
Plastics	(152,492)	(358,880)	(392,092)	(887,184)
Other	(719,629)	(1,214,593)	(7,230,495)	(2,780,866)
Total consolidated Loss	(1,752,664)	(2,903,956)	(12,006,147)	(8,461,493)

	As of
	September 30, 2022	December 31, 2021
Total Assets
Water	$6,874,447	$7,767,679
Ceramics	13,889,897	13,961,057
Plastics	1,207,357	1,645,879
Other	18,679,632	21,680,077
Total consolidated Assets	$40,651,333	$45,054,692

NOTE 13 - SUBSEQUENT EVENTS

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

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
					Period to Period Change
	2022	As a % of Sales	2021	As a % of Sales	Variance	Percent %
Revenue	3,305,534	100.0%	4,142,954	100.0%	(837,420)	(20.2)%
Cost of Goods Sold	3,198,255	96.8	3,946,732	95.3	(748,477)	(19.0)
Gross Profit	107,279	3.2	196,222	4.7	(88,943)	(45.3)

Operating Expenses
Selling expenses	676,420	20.5	1,205,849	29.1	(529,429)	(43.9)
General and administrative expenses	1,429,315	43.2	1,102,772	26.6	326,543	29.6
Research and development expenses	283,524	8.6	497,823	12.0	(214,299)	(43.0)
Restructuring costs	(1,964)	(0.1)	-	-	(1,964)	-
Total Operating Expenses	2,387,295	72.2	2,806,444	67.7	(419,149)	(14.9)

Loss from Operation	(2,280,016)	(69.0)	(2,610,222)	(63.0)	330,206	(12.7)

Other Income (Expense)
Interest and other income	1,870	0.1	-	-	1,870	-
Interest (expense)	(28,514)	(0.9)	(235,318)	(5.7)	206,804	(87.9)
Amortization discount, Notes	(84,098)	(2.5)	(292,129)	(7.1)	208,031	(71.2)
Gain (loss) on currency transactions	628,137	19.0	218,030	5.3	410,107	188.1
Gain on lease termination	(3,317)	(0.1)	-	-	(3,317)	-
Gain (loss) on sale of fixed assets	(19)	-	(8)	0.0	(11)	137.5
Total Other Income (Expense)	514,059	15.6	(309,425)	(7.5)	823,484	(266.1)

Loss Before Income Taxes	(1,765,957)	(53.4)	(2,919,647)	(70.5)	1,153,690	(39.5)
Income Tax Benefit	(13,293)	(0.4)	(15,691)	(0.4)	2,398	(0.2)

Net Loss	(1,752,664)	(53.0)	(2,903,956)	(70.1)	1,151,292	(39.6)

Revenue

Revenue for the three months ended September 30, 2022, was $3,305,534 compared to $4,142,954 for the same period in 2021, representing a decrease of $837,420, or 20%. The decrease was particularly attributed to a reduction in deliveries of water treatment systems of $708,503 and a decrease in Plastics revenue of $190,389 amid general market uncertainty exacerbated by the European energy crisis, partly offset by an increase in Ceramics revenue of $151,924 due to increased sales of membranes and large-scale DPF deliveries for the Asian market.

Gross Profit

Gross profit for the three months ended September 30, 2022, was $107,279 compared to gross profit of $196,222 for the same period in 2021, representing a decrease of $88,943. The decrease was mainly caused by the continued negative impact from rising input cost inflation associated with the production of our silicon carbide products, including increases in electricity, raw material prices, labor, freight and logistic services. The gross profit in the third quarter was further impacted by adjustments for excess and obsolete inventory in a period with changing market fundamentals, resulting in write-downs of select items and implementation of revised standard cost calculations. The negative impact was partly offset by deliveries of high-margin Ceramics membranes and increased aftermarket sales during the quarter. Included in the gross profit was depreciation of $436,257 and $473,327 for the three months ended September 30, 2022 and 2021, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2022 were $2,387,295, representing a decrease of $419,149, or 15%, compared to $2,806,444 for the same period in 2021, mainly reflecting the cost reduction, restructuring, and reorganization efforts implemented in 2022.

Selling expenses for the three months ended September 30, 2022 were $676,420 compared to $1,205,849 for the same period in 2021, representing a decrease of $529,429, or 44%. This decline was the result of, organizational streamlining that included a reduction in headcounts of seven compared to same period in 2021, partly offset by increased marketing and travel activities following the easing of COVID-19 restrictions.

General and administrative expenses for the three months ended September 30, 2022, were $1,429,315 compared to $1,102,772 for the same period in 2021, representing an increase of $326,543, or 30%. Included in general and administrative expenses was increased non-cash compensation of $254,592 related to onboarding of new CFO, CEO, and interim CEO agreement, and increased employee expenses related to onboarding of key staff, partly offset by a decrease in legal expenses.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Compensation for vesting of restricted stock awards issued to the Board of Directors	$51,125	$49,375
Compensation for vesting of restricted stock awards issued to management	330,986	78,144
Total Non-cash compensation	$382,111	$127,519

Research and development expenses for the three months ended September 30, 2022, were $283,524 compared to $497,823 for the same period in 2021, representing a decrease of $214,299, or 43%. The decrease represents a reduction in the number of external development projects along with efficiencies and saving achieved through the streamlining and centralization of the R&D function.

Restructuring costs for the three months ended September 30, 2022, were $(1,964) compared to $0 for the same period in 2021, representing additional restructuring costs for the completion of the restructuring program announced in the second quarter (see Note 3), offset by the continued appreciation of the USD against EUR and DKK.

Other Income (Expenses)

Other Income for the three months ended September 30, 2022, was $514,059 compared to Other Expenses of $309,425 for the comparable period in 2021, representing a positive variance of $823,484. The change was mainly related to a decrease in interest expenses and amortization discount of $414,835, explained by the refinancing of the Convertible Note in the second quarter of 2022 with the new $6 million Senior Promissory Note and gain on currency transactions of $410,107.

Net Loss

Net loss for the three months ended September 30, 2022, was $1,752,664 compared to $2,903,956 for the comparable period in 2021, representing a decrease in net loss of $1,151,292, supported by the intensified cost reduction efforts, gain on currency transactions, and the benefits from the refinancing of the Convertible Note.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

The following table sets forth our revenues, expenses and net loss for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
					Period to Period Change
	2022	As a % of Sales	2021	As a % of Sales	Variance	Percent %
Revenue	11,961,062	100.0%	12,157,394	100.0%	(196,332)	(1.6)%
Cost of Goods Sold	11,460,102	95.8	11,525,847	94.8	(65,745)	(0.6)
Gross Profit	500,960	4.2	631,547	5.2	(130,587)	(20.7)

Operating Expenses
Selling expenses	2,932,881	24.5	3,417,933	28.1	(485,052)	(14.2)
General and administrative expenses	4,611,375	38.6	3,824,574	31.5	786,801	20.6
Research and development expenses	1,377,097	11.5	1,370,059	11.3	7,038	0.5
Restructuring costs	1,786,863	14.9	-	-	1,786,863	-
Total Operating Expenses	10,708,216	89.5	8,612,566	70.8	2,095,650	24.3

Loss from Operation	(10,207,256)	(85.3)	(7,981,019)	(65.6)	(2,226,237)	27.9

Other Income (Expense)
Interest and other income	344,593	2.9	-	-	344,593	-
Interest (expense)	(394,532)	(3.3)	(491,335)	(4.0)	96,804	(19.7)
Amortization discount, Notes	(2,304,054)	(19.3)	(543,933)	(4.5)	(1,760,121)	323.6
Gain (loss) on currency transactions	361,928	3.0	506,018	4.2	(144,090)	(28.5)
Gain on lease termination	150,258	1.3	-	-	150,258	-
Gain (loss) on sale of fixed assets	642	-	1,126	0.0	(484)	(43.0)
Total Other Income (Expense)	(1,841,165)	(15.4)	(528,124)	(4.3)	(1,313,040)	248.6

Loss Before Income Taxes	(12,048,421)	(100.7)	(8,509,143)	(70.0)	(3,539,277)	41.6
Income Tax Benefit	(42,274)	(0.4)	(47,650)	0.4	5,376	(11.3)

Net Loss	(12,006,147)	(100.4)	(8,461,493)	(69.6)	(3,544,653)	41.9

Revenue

Revenue for the nine months ended September 30, 2022, was $11,961,062 compared to $12,157,394 for the same period in 2021, representing a decrease of $196,332, or 1.6%. The decrease was mainly driven by increased Plastics revenue of $153,517 and Ceramics revenue of $104,088, offset by the continued appreciation of the USD against the EUR due to revenue denominated in DKK or EUR, coupled with lower share of completed development projects of $245,098 and reduced Water revenue of $208,840.

Gross Profit

Gross profit for the nine months ended September 30, 2022, was $500,960 compared to gross profit of $631,547 for the same period in 2021, representing a decrease of $130,587. The change reflects reduced profitability within the Plastics and Ceramics businesses due to unfavorable mix, further exacerbated by continued input cost inflation and the European energy crisis. Proactive measures such as price increases and power price surcharges have been launched by the company to defend profitability. Included in the gross profit was depreciation of $1,406,003 and $1,440,382, for the nine months ended September 30, 2022 and 2021, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2022, were $10,708,216, representing an increase of $2,095,650, or 24%, compared to $8,612,566 for the same period in 2021, mainly driven by restructuring costs of $1,786,863 recognized in the second quarter of 2022.

Selling expenses for the nine months ended September 30, 2022, were $2,932,881 compared to $3,417,933 for the same period in 2021, representing a decrease of $485,052, or 14%. The decrease is explained by the cost reduction and reorganization efforts initiated in 2022, and more specifically headcounts reductions and organization streamlining, partly offset by increased costs associated with intensified direct sales efforts, consulting service engagements, direct marketing activities, and bad debt provisions.

General and administrative expenses for the nine months ended September 30, 2022, were $4,611,375 compared to $3,824,574 for the same period in 2021, representing an increase of $786,801, or 21%. The increase was mainly caused by increased headcount and costs associated with the China capacity expansion, recruitment of key employees, and general legal and audit costs. Also included in general and administrative expenses for the period was increased cost associated with the recent CEO transition that included increased non-cash compensation of $782,361 for the nine months ended September 30, 2022, compared to $354,983 in the same period in 2021.

The following is a summary of non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Compensation for vesting of restricted stock awards issued to the Board of Directors	$153,375	$148,125
Compensation for vesting of restricted stock awards issued to management	628,985	206,858
Total Non-Cash Compensation	$782,360	$354,983

Research and development expenses for the nine months ended September 30, 2022, were $1,377,097 compared to $1,370,059 for the same period in 2021, representing an increase of $7,038, or 0.5%.

Restructuring costs for the nine months ended September 30, 2022, were $1,786,863 compared to $0 for the same period in 2021. The restructuring program was executed in the second quarter (See Note 3).

Other Income (Expense)

Other Expense for the nine months ended September 30, 2022, was $1,841,165 compared to $528,124 for the comparable period in 2021, representing a negative variance of $1,313,040.

The variance was mainly related to the early repayment of the Convertible Note issued in April 2021, reflecting the full recognition of the repayment premium and amortization cost in the second quarter of 2022. Further, the period was impacted by a lower gain on currency transactions of $144,090, partly offset by the receipt of COVID-19 grants in the Danish entities and gain on lease terminations.

Net Loss

Net loss for the nine months ended September 30, 2022, was $12,006,147 compared to $8,461,493 for the comparable period in 2021, representing an unfavorable variance in net loss of $3,544,653.

This change was primarily attributable to the restructuring charges, and refinancing cost related to the repayment of the Convertible Note in the second quarter.

Liquidity and Capital Resources

Based on the continued, and more recently increased market volatility and geopolitical unrest pertaining to the Russia and Ukraine conflict, European energy crisis and highly inflationary environment, and macro-economic uncertainty, the Company is unable to predict the full impact this will have on our long-term financial condition, results of operations, liquidity, and cash flows. The Company has planned and executed on decisive measures in 2022 to help safeguard the business and its financial position by reducing cost, headcount, and overall capex commitments, which together with the successful completion of the $26.45 million public offering of common stock and pre-funded warrants, substantially improve the near-term liquidity position of the Company.

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

Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions, recession, or a resurgence of the COVID-19 pandemic, however, could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce the profitability and liquidity position.

While the Company anticipates that its proactive measures will be sufficient to protect and fund the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business as a result of these global economic issues and associated supply chain disruptions. In the future, the Company may experience reduced or changed demand for its products and services, especially if there is a global recession or structural shift in regulation or demand for its products across its core end markets.

The Company has historically satisfied its capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. On September 30, 2022, the Company had cash of $17,605,377 and net working capital of $23,306,125, and on December 31, 2021, the Company had cash of $17,489,380 and net working capital of $11,199,258. The increase in working capital of $12,106,867 compared to December 31, 2021 is mainly a result of the capital raise and repayment of the Convertible Note.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of EUR 1,350,000 (approximately $1,315,000). The credit line is secured by a cash deposit.

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior Convertible Note (the “Note”) due on October 1, 2023, and 80,000 shares of common stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

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

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. Beginning on March 1, 2022, the Company paid the first monthly installments of $840,000 in cash, totaling $3,360,000.

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

Cash Flows

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Cash used in operating activities for the nine months ended September 30, 2022 of $11,482,936 represents a decrease of $7,074,845 compared to $4,408,091 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the result is mainly explained by the net loss for the period of $12,006,147 adjusted for depreciation and other non-cash-related items of $5,153,301. Changes in assets and liabilities include increased Accounts receivable of $1,262,577 and net Contract assets/liabilities of $650,497, with the latter caused by the delivery of a water treatment system in the second quarter of 2022 with an extended service, commissioning, and payment schedule running until August 2025. The increase in prepaid expenses and other current assets of $1,497,612 is related to prepayments on production equipment. Furthermore, accounts payable increased by $212,304 and accrued expenses decreased by $1,028,428 due to repayment of COVID-19 loans provided by the Danish government.

Net cash used in investing activities was $791,881 for the nine months ended September 30, 2022, compared to $1,252,741 for the nine months ended September 30, 2021, representing a decrease of $460,860.

Cash provided from financing activities was $13,359,415 for the nine months ended September 30, 2022 compared to $13,995,807 for the nine months ended September 30, 2021, representing a decrease of $636,392. For the nine-month period ended September 30, 2022, the change is mainly explained by the equity capital raise in the second quarter, generating net proceeds of $24,418,612 from the issuance of common stock and prefunded warrants, combined with the $6,000,000 proceeds from the issuance of the new Senior Promissory Notes, and offset by the full repayment of the Convertible Note issued in April 2021 of $16,800,000.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	the assessment of allowance for product warranties, which impacts gross profit;
●	the assessment of collectability of Accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	the assessment of recoverability of long-lived assets, which impacts gross profit or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	the valuation of inventory, along with the reserve for excess and obsolescence, which impacts gross profit; and
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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2022 for the year ended December 31, 2021.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.1	Executive Services Agreement, dated July 26, 2022, by and between LiqTech Holding A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 1, 2022.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: November 10, 2022	/s/ Fei Chen
Fei Chen, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2022	/s/ Simon S. Stadil
Simon S. Stadil, Chief Financial Officer
(Principal Financial and Accounting Officer)