Form 10-K
period 2022-12-31
LIQTECH INTERNATIONAL INC
filed 2023-03-22
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4531315941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2022, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $0.45 per share on June 30, 2022 was $19,749,842. As of March 22, 2023, there were 45,271,441 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future political, legislative, economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the anticipated impacts from the prevailing macro-economic uncertainty on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Forward-looking statements include, but are not limited to, statements concerning:

●	The impact from the prevailing Ukraine and Russia conflict and overall changes to the economic environment and our operational flexibility;

●	Risk of a prolonged period of inflationary pressure including energy shortages and volatile energy and electricity prices in Europe;

●	Our exposure to increased macro-economic uncertainty;

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure adequate access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The exposure to potentially adverse tax consequences;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit, or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to or find it difficult to enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal controls over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations;

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards; and

●

The possibility that enforcement actions to suspend or severely restrict our business operations could be brought against the Company for our failure to comply with laws or regulations and the potential costs of defending against such actions.

PART I

Item 1.	Business

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters, membranes and providing engineered systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration systems, diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines, and plastic components for usage in various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our office in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, which we collectively refer to herein as our “Subsidiaries”.

At present, we conduct our operations in the Kingdom of Denmark. Our Danish operations are located in the Copenhagen area, Hobro, and Aarhus.

Our Products

We manufacture and sell a broad range of systems and products based on the application of our ceramic filters and membranes for the filtration of liquids and gases within a range of uses, such as industrial wastewater, acid purification, oil & gas, commercial pool, non-road machinery, marine, and other industrial applications. We also provide engineered plastic parts and products for various internal and external industrial applications including the food & beverage and pharmaceutical industries.

Silicon Carbide Ceramic Membranes for Liquid Filtration

For more than two decades, LiqTech has developed, manufactured, and sold innovative silicon carbide ceramic filtration technologies for liquid and gas purification. Our product portfolio consists of silicon carbide ceramic membranes for liquid purification and diesel particulate filters for emission control. We also engineer, assemble and test engineered systems for water filtration applications. Based on our continuous R&D efforts, patented technologies, and evolved production methods, we are able to produce state-of-the-art silicon carbide filters.

Our membranes are manufactured with a silicon carbide ceramic membrane based on our patented technology with the current portfolio consisting of:

●

CoMem Silicon Carbide (SiC) ceramic membranes, a unique patented technology designed as a tubular membrane. It utilizes a crossflow structure to handle high concentrations of suspended solids found in produced water from the oil and chemical industry, wastewater from industrial processes and manure filtration, and other applications. It offers consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. We offer onshore and offshore solutions and have experience within acid, chemicals and produced water streams. We believe our SiC filters are the best alternative to micro filtration and walnut shell filters due to the operational efficiencies of our SiC filters including operating cost savings, reduced installation cost, and product resilience. Our chemically inert, plug-and-play membranes are extremely hard, chemically resistant, and consisting of durable ceramics with high flux (flow). SiC membranes are stronger, harder, longer-lasting, more temperature-resistant, and recover faster than conventional ceramic or polymeric membranes;

●

Hybrid Technology Membranes (HTM), a patented asymmetric membrane that combines the desired properties from silicon carbide (SiC) and zirconia (ZrO₂) ceramics. With a pore size of 60 nanometers (nm), it is suitable for ultrafiltration applications. This state-of-the-art membrane technology facilitates new separation processes and new filtration applications; and

●	Aqua Solution®, which integrates a dead-end structural design with cutting-edge membrane technology in a solution specifically designed for applications including pre-treatment, wastewater treatment, and swimming pool and spa water filtration. Our Aqua Solution® offers the same water flow as conventional sand filters, which typically require up to 400 times more space and have pore sizes at least three times larger than our SiC membranes. The Aqua Solution® also reduces the number of membrane elements, pressure vessels, and overall reduces both water and energy consumption including lower CO2 footprint, by offering high-flow capabilities at very low pressure with improved filtration characteristics;

Diesel Particulate Filters (DPFs) for Gas Purification

We offer diesel particulate filters for exhaust emission control solutions to the verified retrofit and original equipment manufacturer (OEM) market through our direct sales force, and distributors specializing in sales to end-users. We use a proprietary “nano wash coat” to provide a catalytic coating for anything from diesel particulate filters to catalytic converters. Our DPF products are sold worldwide under the LiqTech brand.

We have developed a robust silicon carbide diesel particulate filter that is especially effective for vehicles, generators, marine and non-road applications that produce a high soot load. If properly maintained, a LiqTech DPF can last as long as the application machinery or engine. Our DPFs are ideal for both on and off-road vehicles and machinery because of their strength, chemical non-reactive nature, temperature resilience, and thermal conductivity.

Our DPF filters can handle higher soot loads than filters that do not use a silicon carbide membrane, making them ideal for situations in which engines infrequently reach high enough temperatures to burn off the soot. Examples include:

●	Garbage trucks and port vehicles;
●	Diesel pickup trucks not carrying a full load;
●	Intra-city vehicles that do not reach highway speeds;
●	Off-road construction vehicles that idle for long periods of time;
●	Marine “black carbon” exhaust applications; and
●	Back-up generators and general “gen-set” applications;

Liquids Filtration Systems & Solutions

LiqTech develops, manufactures, and sells liquid filtration systems using our patented silicon carbide technology (sometimes also referred to herein as our “Aqua Solution, SiC and HTM membranes”). Our current focus is to strengthen our position within certain industrial applications such as acid purification, metal cooling, and hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”. Furthermore, we remain focused on our legacy segments within marine scrubber wastewater, pool, metal & mining, and other energy applications.

Our filtration systems have been used in the following applications by our clients:

●

Industrial Applications: We have delivered complete liquid filtration systems for aggressive fluid applications such as heavy metal removal for energy providers and water treatment systems for mining wastewater for European mining companies. Furthermore, our systems have been deployed successfully to reduce OPEX and increase product quality in acid purification applications.

●

Produced Water: Our systems can be used for the filtration of produced water, which is a byproduct of oil & gas production. The amount of produced water varies from 0.1 to 10 times the amount of oil produced. We have performed testing with major international oil & gas operators. Our solution is market-proven and applicable for onshore and offshore operations with a focus on enhanced oil recovery “EOR” for more sustainable operations.

●

MEG: Our silicon carbide membrane technology can be deployed in filtration systems related to monoethylene glycol ("MEG") recovery within the oil & gas industry. MEG is widely used by oil & gas producers in wellheads and pipelines to prevent hydrate formation in pipeline conditions. In deep water offshore gas production facilities, where the exposure to lower temperatures in subsea pipelines is common, MEG is used for hydrate inhibition. Together with our clients, we have demonstrated the SiC membrane technology performance and verified significant performance improvements to the MEG regeneration process when compared to other membrane technologies.

●

Marine Scrubber Wastewater: We supply water filtration systems for marine scrubber systems that may be deployed on ships to reduce sulfur emissions stemming from heavy fuel oil (HFO) operations, allowing vessels to comply with the IMO 2020 sulfur cap. To date, more than 250 water treatment systems have been installed, with orders from European and Asian scrubber technology providers, shipyards, and ship owners.

●

Pool and Spa Water: We have supplied turnkey water filtration systems for medium to very large public swimming pool installations in Europe and Asia Pacific. Our Aqua Solution ceramic membranes provide unique advantages for the commercial pool filtration industry in terms of reduced energy consumption, lower CO2 emissions, smaller footprint, reduced water and chemical consumption, and consistent, high-quality water filtration.

●	Food and Beverage Applications: Our high-quality filtration system can be deployed in the food and beverage industry to significantly reduce chemical and wastewater taxes.

Highly Flexible & Innovative Plastic Manufacturing

LiqTech provides highly flexible and innovative plastics manufacturing, focusing on machining, welding, bending, and solvent cementing. With an intense focus on customer demand, LiqTech serves market leaders in the clean technology, pharmaceuticals, foods, healthcare, and graphics industries. Furthermore, LiqTech Plastics delivers benefits through vertical integration by manufacturing some key components for the fabrication and assembly into the Liquids Filtration Systems for pool and marine scrubber applications.

Our Competitive Strengths

Our products and systems compete with other filtration technologies that are made of ceramic and polymeric materials. Most of our competitors are large industrial companies; however, we believe our patented technology allows us to produce high-quality products that provide an advantage over many of our direct and, in many cases, larger competitors. We intend to continue investing in R&D with the aim of developing new technologies and improving our existing products to strengthen our competitive advantages, retain our existing customers, and acquire new customers.

We believe the following strengths underpin our ability to increase revenue and profitability:

●

Advantages of Silicon Carbide Membranes and Filters: Our liquid filtration and diesel exhaust products utilize silicon carbide substrate and membrane technology, which have unique qualities that we believe make our products more effective than those of our competitors. Unlike filtration products made of aluminum oxide, silicon carbide membranes are chemically inert and temperature resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (the tendency of a surface to become wet or absorb water), which results in unique high flux (and corresponding low energy consumption). Silicon carbide is also very durable, and its hardness is only surpassed by select unique material compositions such as diamonds, making it a highly desirable material for various abrasive fluids in industrial applications. As a result, we believe that such superior physical properties make our products desirable in both liquid filtration products and exhaust emission control products.

●	Complete Inhouse Systems Fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrision-resistant materials and components. We possess in-house engineering capabilities for process design, 3D modeling, automation and control. Our professional staff of dedicated engineers and craftsmen assume responsibility for the entire specification, engineering, fabrication, and commissioning process. We believe that supplying our customers with a modular based system solution built upon our silicon carbide membranes is unique in the market, considering our vertical integration with inhouse manufacturing of silicon carbide products and engineered plastic components, coupled with the design, engineering and assembly of these integrated systems.

●

Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including the filtration of industrial wastewater, separation of metals from liquids in industrial processes, marine scrubber wastewater, chemicals and produced water within oil & gas, oil emulsion separation, bacteria removal, commercial swimming pool water treatment, food and beverages, acid purification, etc.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Markets: While production is centered in Denmark, we have distribution, and sales capacity across multiple jurisdictions. We also sell our products through distributors and agents in many other countries such as China, Korea, Spain, UK, France, Middle East, Singapore, and US. Moreover, we have established customer relationships in more than 25 countries.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution. We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, chemical, and other industries.

●

Better penetrate existing end markets where our value proposition is strong. We have successfully sold products and installed systems into several end market segments--including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, acid, and oil & gas applications. We are focused on targeting and developing new customers in these end markets while working with distributors, agents, and partners to access other important geographic markets.

●

Develop new end markets for our core products and applications. Our existing products and systems are relevant for and valuable to other end markets, and we regularly evaluate opportunities to develop strategic partners to perfect new applications and validate associated value propositions.

Our Industry

Overview

We serve primarily two industries: the liquid filtration market and the silicon carbide ceramic membrane & diesel particulate filter (DPF) market. Our goal is to leverage our products and core technology and position our company to take advantage of favorable market trends.

Liquid Filtration Systems and Aftermarket

Water is essential to life on earth, and clean water shortages are affecting billions of people. Today, 2.2 billion people lack safely managed drinking water, and 3 billion people worldwide lack basic handwashing facilities at home. In addition, more than 700 million people could be displaced due to water scarcity (according to the UN). According to the World Health Organization, approximately 361,000 children die every year due to unsafe water and lack of basic sanitation. In this context, our company seeks to deploy our unique filtration systems across industries to help unlock a more sustainable future with lower resource consumption and equally important more efficient and responsible operations, with the objective of creating both economic value and environmental benefits.

According to relevant industry research published in 2022, the global ceramic membrane market is expected to grow at a compound annual growth rate (CAGR) of 11.4%, from $5.4 billion in 2021 to $14.3 billion in 2030. LiqTech is differentiated by what we believe is our superior SiC membrane technology and our ability to provide a complete water treatment system for select industries and applications.

Our industrial applications within industrial wastewater e.g., metal cooling, diary and biomass, and more specific applications such as phosphoric acid purification, represent a core part of our strategic growth agenda. We seek to leverage our innovative and patented SiC ceramic membrane technology by designing and deploying our filtration systems into complex and demanding industrial applications where our clients can benefit from both operational benefits and directly value creation. Recent deployments have showcased attractive returns on investment, as our solutions yield both improved end product characteristics, lower operational costs and higher output. We are currently focused on validating our value proposition and future market potential in order to more accurately assess the commercial potential within each industrial end-market segment. The growth within the global industrial water & wastewater treatment market is projected to reach $7.7 billion by 2030 at a CAGR of 11.2% from 2021, based on relevant industry research.

Generally, we also see a growing global demand for higher-quality re-injection water from unconventional oil & gas productions. In addition, we see tightening water discharge legislation, increasing water usage (more water produced per barrel of oil), and the introduction of Enhanced Oil Recovery (“EOR”) techniques as key growth drivers in this end market. Furthermore, we have recently worked closely with industry partners to help validate and accelerate new applications within the global oil & gas industry as evidenced by the recent application for monoethylene glycol (MEG) recovery in the Mediterranean. The tightening water discharge legislation and increased focus on EOR remain a problem for conventional treatment and filtration technologies; however, our SiC filters can mitigate these challenges, and we believe the increasing demand for technology-based solutions within the global oil & gas industry represents a favorable market trend for our business as operators continue to focus on extending well lifetime and reduce operating costs and energy consumption.

The market for marine water filtration systems is dependent on the development of new regulations for sulfur and ballast water emissions. Industry experts estimate that 8,000-10,000 ships will be retrofitted with a scrubber water treatment system over the next five years. At the end of 2019, the industry statistics note that nearly 4,000 ships have installed or ordered scrubbers (according to the DNV GL report of March 2020), although most installations were open-loop scrubbers, which discharge the wash water directly into the sea. The addressable market for LiqTech is focused on closed-loop scrubbers, where the scrubber wash water is routed through our filtration system to remove sulfur and other particulates, and the clean water is then recycled as wash water. We believe that a portion of the open-loop scrubbers already installed eventually will be converted to closed-loop, thus resulting in a larger market for our solution, albeit with timing uncertainty considering the delayed regulatory stimulus and local port bans. To position our company for future growth of marine scrubbers, we engage with scrubber equipment suppliers, ship owners/operators, and shipyards. Furthermore, we present our water treatment and filtration solutions at marine conferences and trade shows, while also through digital marketing.

In addition to our industrial, oil & gas, and marine applications, our company offers industry-leading commercial pool filtration systems globally through distributors and local partners. Based on more than 20 years of experience in the filtration industry, we have thoroughly developed a superior and cost-effective industrial pool filter system with a smaller footprint, lower chlorine consumption, and higher quality of water filtration. Conventional technologies use large amounts of chemicals for disinfection, whereas our superior commercial pool system reduces chemical consumption. We believe our offering is uniquely positioned to unlock future growth in the context of the global focus on ESG, considering that our commercial pool application delivers safe, clean, and clear water to our clients with lower energy consumption and reduced lifecycle costs. The market for commercial pools in Europe alone was $1.5 billion in 2021 and expected to grow at a CAGR of 6.2% from 2021 to 2028 based on relevant industry research published in June 2022.

Furthermore, our company has recently intensified its focus on aftermarket sales through service & maintenance agreements and general sale of spare parts to our clients and partners. We intend to leverage the installed base of our filtration systems delivered and commissioned over the last decade by engaging with both new and existing clients to develop a closer and more comprehensive partnership structure and ultimately bundle our filtration system and aftermarket offering. We believe the aftermarket segment represents robust growth fundamentals as clients and technology providers are increasingly focused on unlocking value through close collaboration, for which service and maintenance will yield improved customer satisfaction and growth.

Silicon Carbide Ceramic Membrane & Diesel Particulate Filter (DPF) Market

Our legacy business related to the provision of DPF filters is expected to continue growing across Asia, Europe, and the United States as regulators require diesel engines to comply with new and more stringent environmental rules and regulation. In Europe, for example, cities in Germany, and the Benelux countries are enforcing increasingly stringent requirements for diesel engines to include DPF filters, with the same trend also taking place in select Asian countries.

Furthermore, our proprietary DPF technology has paved the way for new market opportunities such as black carbon reduction in the marine industry, where our solutions allow both ocean-going and inland marine vessels to comply with current and future regulatory thresholds as defined by both IMO and regional regulators.

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

The Asian markets have shown an improved standard of living due to financial growth, which has led to increased sales of vehicles in the region. At the same time, pollution in major cities has reached high particulate matter levels. As a result, for example, the Chinese government has introduced additional regulations, including new emissions standards, faster than previously anticipated. We also believe the high pollution levels will increase the need to retrofit existing vehicles.

Historically, our business has predominantly sold our ceramic membranes through integrated filtration system offerings with SiC, HTM, and Aqua Solution membranes embedded in the filtration systems offered to our partners, distributors, and end clients. Recently, however, our company has intensified its focus on the direct sale of SiC and HTM membranes products to clients and integrators across jurisdictions to directly access the global market for ceramics membrane solutions in the context of the growing need for clean water and responsible handling of industrial wastewater, while also placing value-enhancing applications across core industrial processes such as acid purification, enhances oil recovery, etc. Our company will work to accelerate market penetration and further validate perspectives on market potential and value proposition through detailed market studies and associated estimates of total addressable markets.

Research and Development

We have nine (9) full-time employees that are primarily engaged in R&D activities pertaining to the development of technology and intellectual property rights related to silicon carbide product forms, applications, and manufacturing processes.

Manufacturing

We currently manufacture our membrane and DPF products in Ballerup, Denmark (Copenhagen area). We assemble our water treatment systems in Hobro, Denmark, and we manufacture plastic products in our facility located in Aarhus, Denmark. We plan to expand and optimize our production capacity within the existing facilities with further support from existing partnerships across Europe, Middle East, Asia, and Europe.

Raw Materials and Components

The main raw materials we use in our manufacturing processes are silicon carbide, steel, pumps, electrical components, plastic, platinum, and palladium. We purchase these commodities from various sources generally based upon availability and price.

Sales, Marketing and Business Intelligence

Our products and services are sold both directly and indirectly to end clients across multiple jurisdictions and end-markets through direct sales, systems integrators, distributors, agents, and partners.

Our Company initially focused on selling DPF filters to the automotive industry to reduce exhaust gas emissions in diesel engines. In 2014, we acquired Provital Solutions, a Danish filtration system manufacturing company, which enabled our Company to broaden our offering of products and systems for ceramics filters, SiC membranes and modular liquid filtration systems. The liquid filtration systems business has become a highly complementary offering to our existing SiC membrane and DPF business.

We plan to actively market our existing products to new customers as we penetrate new markets and optimize our manufacturing capacity. As of March 2023, we employed eleven (11) full-time sales, marketing and strategy people in addition to partnership and distribution agents. We promote our products through direct sales to potential customers and marketing activities such as participation in tradeshows and exhibitions, with a heavy focus on digital marketing.

In certain instances, our products are delivered to the end customer through system integrators. These system integrators use our filtration products and membranes in larger filtration systems, which eventually are installed in systems used by the end customer. Due to legislative regulation, system integrators are often required by the end customers to receive approval for their systems, including the components used in such systems, which requires significant time and expense. As a result, we believe that certain system integrators using our products will not replace our filters with competitive products unless there are compelling reasons to do so.

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

We also believe that having distinctive names is an important factor in marketing our products and therefore use trademarks to brand some of our products. As of March 2023, we had three trademark registrations in China and four trademark registrations in Denmark (AQUA SOLUTION, CoMem, CDPX, and FUTURE FILTRATION). We are also in the process of proactively renewing and developing new trademarks in select geographical areas.

Government Regulation

We do not believe that we are subject to any special governmental regulations affecting our products in the countries in which we operate, although we are subject to numerous health and safety laws and regulations. We actively seek to maintain a safe, healthy, and environmentally friendly workplace for all of our employees and other stakeholders.

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

Competition

Our products compete with other filters that are made using polymer, silicon carbide ceramic, and aluminum oxide membranes. Most of our competitors are large industrial companies; however, we believe our patented technology, manufacturing know-how, and trade secrets allow us to produce high-quality products that provide an advantage over most of our competitors, many of which have greater financial, technological, manufacturing and personnel resources. We intend to continue to devote resources to the development of new technologies and the improvement of our products to retain existing customers and acquire new customers.

Employees

At December 31, 2022 we had 105 employees, including 69 in production, 14 in administration, 9 in research and development, 11 in sales, marketing and strategy, and 2 in executive management.

Certain employees in Denmark are represented by workers’ councils that have collective bargaining agreements. With the exception of such Danish employees, no other employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our employees.

Corporate Information

We filed our Articles of Incorporation on July 1, 2004, and are incorporated under the laws of the State of Nevada. Our principal executive office is located at Industriparken 22C, 2750 Ballerup, Denmark, and our telephone number is +45 3131 5941. We maintain an Internet website at www.liqtech.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC and are available in print to any stockholder who requests a copy.  The information contained in, or accessible from, our website is not a part of this Annual Report.

Additionally, the SEC maintains a website that contains reports, proxy statements, information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Item 1A.   Risk Factors

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2022, we had cash and cash equivalents of $16.6 million and an accumulated deficit of $67.3 million. There is substantial doubt that our cash and cash equivalents will not be sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities, or even terminate our operations.

The adverse effect to our business operations from the Ukraine & Russia conflict or similar political, social, regulatory, or economic tension may challenge our operational flexibility and financial performance.

The continuation of the war between Ukraine and Russia fuels uncertainty and risk to our business as we rely on the ability to manufacture, ship, service, and operate across multiple jurisdictions. The war may result in sanctions and increased uncertainties, thus restricting our ability to service our clients and execute orders globally due to supply chain risk, import/export restrictions, and increased demand uncertainty. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing the ongoing war, they may not be able to pay, or may delay payment of, owed amounts to the Company for the provision of products and services. Any inability of current or new potential customers to purchase or pay for our products may adversely affect our sales, earnings, and cash flow.

Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with changes in local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions, natural disasters, and health epidemics or pandemics.

Prolonged period of inflationary pressure including risk of energy shortages and elevated electricity and energy prices in Europe.

The European energy crisis escalated in 2022 amid the Russia and Ukraine war with the rising cost of gas and electricity, fueling supply uncertainties and risk of energy shortage across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the European Union to help manage security of supply and establish new sources of gas. Our business is heavily exposed to both gas and electricity prices, used to power our operating equipment and high-temperature kilns as well as heat the office and manufacturing buildings across Denmark. Consequently, this rising energy cost inflation has negatively impacted our profitability and reduced our competitive position compared to competitors operating outside Europe where the energy crisis has been less pronounced.

The inflationary pressure on energy and gas prices may continue to negatively impact our business as prevailing core inflationary indicators remain above policy targets.

Increased macro-economic uncertainty and its effects on our business operations and financial condition.

The uncertain macroeconomic environment caused by the ongoing war in Ukraine, European energy crisis, and general uncertainty related to the global economy may adversely affect our results and could have a negative impact on timing, delivery and demand for our products and services. Customers, suppliers, and partners may experience business disruptions due to unplanned market volatility, supply chain restrictions, or lack of funding due to increased cost of capital. As a result, our customers may modify, delay or cancel plans to purchase our products and services to help mitigate the impact from the prevailing macro-economic uncertainty.

Our business has been rightsized to help protect our profitability and cashflow, however we remain exposed to near term market fundamentals as we rely on short lead time products and orders that may be cancelled if customers are facing weakened end-market demand or increased uncertainty.

The resurgence of COVID-19 or similar pandemics could have a material adverse effect on our business, results of operations and financial condition in the future.

Our business could be adversely affected by a resurgence of COVID-19 or similar pandemics as evidenced by the global ramifications of the novel coronavirus first identified in Wuhan, Hubei Province, China (COVID-19). The COVID-19 pandemic resulted in authorities worldwide implementing numerous measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, border controls, limitations on business activity, social distancing requirements, quarantines, and shelter-in-place orders. These measures caused business slowdowns or shutdowns in affected areas, both regionally and worldwide.

Since 2020, management has initiated several precautionary initiatives across our business in accordance with local regulations and guidelines to mitigate the spread of COVID-19 and to prepare for future pandemics. These precautions have impacted the way we carry out our business, including additional sanitation and cleaning procedures in our production and other facilities, temperature and symptom confirmations, and remote working when required.

As evidenced during the COVID-19 pandemic, the effects of a prolonged pandemic could result in an extended negative impact on investment across industries. In addition, COVID-19 or similar pandemics could negatively impact the financial position of our customers or those of our collaboration partners, making it difficult to collect receivables or milestone payments. Moreover, our business and results of operations could be exposed to risks associated with uncollectible amounts or defaults on contractual payment obligations. If we are unable to generate sufficient cash from operations due to the impacts of future pandemics, we may need to raise additional funds. The duration and severity of any future pandemics remains uncertain as exemplified by the rapid increase in the COVID-19 pandemic in late 2021, thus there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

Historically, we have been dependent on a few major customers for a significant portion of the Company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2022, our four largest customers accounted for approximately 13%, 9%, 6%, and 4% of our net sales (approximately 31% in total). For the year ended December 31, 2021, our four largest customers accounted for approximately 12%, 10%, 9%, and 6% of our net sales (approximately 37% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers, and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced delays or cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such delays, cancellations, and fluctuations in the future. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with limited or no penalties. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our financial results.

Furthermore, a significant portion of our accounts receivable is concentrated with a few major customers, who may not be able to meet their financial obligations to us. The failure of any such customer to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company’s outstanding receivables are not covered by collateral or potential credit insurance. The Company's exposure to credit and collection risk on its receivables may also be higher in certain international markets, and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

The impact on our business operations and financial condition if we fail to restore financial stability through improved profitability and access to adequate liquidity.

Our business has undergone significant changes in 2022 to help restore financial flexibility to the Company through an enhanced capital structure, improved profitability, and reduced investments. Our ability to achieve financial beak-even is heavily dependent on external macroeconomic and competitive industry dynamics that are outside of our control; therefore, our business may not achieve its financial objectives in a period with increased competition or weakening market fundamentals.

Furthermore, future growth and possibly future strategic acquisitions may require public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, or reduce the scope of our plans to grow our revenues, to pass on one or more strategic acquisitions, or to scale back our business plans. In addition, we could be forced to reduce or forgo attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

The potential interruption or failure to obtain raw materials and components at affordable prices caused by continued global and regional supply chain constraints could negatively affect our ability to supply products to our customers and negatively affect our profit and delay revenue.

We use silicon carbide, steel, plastic, platinum, and palladium in the manufacturing process. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and future products that would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to silicon carbide, steel, plastic, platinum, or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results. Furthermore, fluctuation in demand for ceramics or global bottlenecks in shipping may result in supply chain constrains and longer lead time on key components which may result in delayed order shipments or risk of cancellation from clients demanding short lead times.

We may rely on subcontractors to meet current demand for our products, and we may need to obtain additional manufacturing capacity to increase production of our existing products or to produce our proposed new products, the failure of which could have a material adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for part of our production capacity, the loss of the services from our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We may not have adequate internal manufacturing facilities to substantially increase production of our products, and obtaining additional manufacturing capacity in-house could require substantial capital expenditures. We may not have the capital resources to obtain or expand manufacturing capacity and meet increasing demand for our products, which could have a material adverse effect on our operations. Conversely, any significant decrease in demand for our products could create idle plant capacity and an inability to cover fixed costs, which could adversely impact our results of operations and financial condition.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We expect to expand our operations by increasing our production capacity and penetrating new markets. The growth of our business could place significant strain on our management, operational, and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures, and controls as well as to expand, train, and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business. We also may not recognize the anticipated benefits of completed dispositions or other divestitures we may pursue in the future.

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

To expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to identify such persons, and even if we identify them in periods with low unemployment and increased wage inflation, we may not have the funds or ability to employ them, which could have a material adverse effect on our business expansion.

Adverse conditions, regulatory challenges, or lack of funding for emission control programs may delay or negatively affect our future growth and market potential within the transportation and marine industries.

Global health crises such as the COVID-19 or significant macro-economic uncertainty exacerbated by the current Ukraine and Russia war and high inflationary environment can significantly impact our company, customers, and suppliers. For example, the global shipping industry has been negatively impacted by the coronavirus outbreak and may be further adversely affected by an extended shutdown of various businesses or delayed implementation of regulatory frameworks and environmental policies. This, in turn, could adversely affect the demand for our marine scrubbers as ship owners delay or even cancel their orders for new closed-loop scrubber systems.

Future growth of our business depends in part on the availability of funding for emissions control programs, which can be affected by economic as well as political reasons that are beyond our control. If such funding is not available, or delayed, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, where regulations and standards are frequently contested in litigation. For example, our ability to expand our business in the marine industry is dependent on the effective implementation of IMO 2020, which requires the burning of low-sulfur oil for marine vessels or the inclusion of marine scrubber technology. During the IMO meeting in November 2021, a number of proposals for further mid-term GHG reduction measures were discussed, including market-based measures, to address GHG emissions from shipping, as well as a proposal to establish an International Maritime Research and Development Board; however, no immediate regulation was imposed. If existing regulations and emissions standards do not continue to become stricter, are loosened, or are not enforced by governmental authorities due to commercial and business pressure, economic conditions, or otherwise, it could have a material adverse effect on our business, operating results, financial condition, and long-term prospects.

We face constant changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a material adverse effect on our business.

We believe that, due to the intensifying focus on the environment and clean air and water standards throughout the world, new requirements to adhere to more stringent regulations are possible in the future as governmental agencies seek to promote clean air and water along with new product certifications. In the event that our products fail to meet these evolving standards, some or all of our products may become obsolete, which could have an adverse effect on our business, operating results, financial condition, and long-term prospects.

Our international operations are exposed to potential adverse tax consequence.

Our international operations create a risk of potential adverse tax consequences. Taxes on income in future internationally-based operations are dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies among taxing authorities in application of the arm's length standard, transfer pricing challenges by tax authorities could, if successful, materially increase our consolidated income tax expense. We will be subject to tax audits, and an audit could result in the assessment of additional income tax against us. This could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

Adverse impact on our business due to increased interest rates, tightening debt capital markets, and market volatility.

Our business and capital structure are dependent upon our ability to raise financing and optimize our cash management activities through timely access to credit and loan markets at attractive terms. The prevailing uncertainty and increased interest rates, represent a significant risk to our business as we are relying upon our ability to refinance our capital structure and maintain access to relevant financing. Furthermore, increased interest rates may entail increased uncertainty and cash flow constraints including the inability to company with existing debt service commitment. Increased market and interest rate uncertainty may also elevate execution risk and ultimately restrict the ability for our company to refinance our debt obligations.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent, Middle East, U.S., and other countries, we are exposed to fluctuations in foreign currency rates. Most income and expense-related transactions are denominated in currencies other than the reporting currency and a certain portion of the excess cash balances may be held in other currencies or in bank accounts outside of the United States, causing risks of currency fluctuations when translating balances to the reporting currency at the end of the reporting period. We may manage the risk to such exposure through active cash flow management, and in some cases, by entering into foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future. As of December 31, 2022, we have not entered into any derivate contracts to hedge our currency exposure.

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining, and/or protecting intellectual property rights relevant to our re-crystallized silicon carbide product forms, applications, and manufacturing processes. We rely principally on a combination of patent protection, trade secrets, confidentiality and non-disclosure agreements, and trusted business relationships to establish, maintain, and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or retain any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as those in the United States. In particular, because silicon carbide is a well-known material (developed over 100 years ago), and there has been extensive research, development, and publication related to this material and its wide range of applications, obtaining intellectual property rights to key elements of silicon carbide technology can be challenging. Accordingly, at least some of the technology employed in our manufacture of re-crystallized silicon carbide products is not protected by patents.

Where we consider it appropriate, we seek patent protection in the United States and other countries for technologies used in, or relating to, our re-crystallized silicon carbide product forms, applications, and manufacturing processes. The issuance of a patent is not conclusive as to its scope, validity, and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated, or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals, or they may be circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States, and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office and the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

Our patent strategy involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes, and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us, or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

We also rely on trade secret protection for our confidential and proprietary information. Trade secrets, however, can be difficult to protect. We may not be able to maintain our technology or know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable technology or know-how related to the manufacture of comparable silicon carbide products. We also seek to protect our confidential and proprietary information, in part, by requiring all employees, consultants, and business partners to execute confidentiality and/or nondisclosure agreements upon the commencement of any employment, consulting arrangement, or engagement with us. These agreements generally require that all confidential and proprietary information developed by the employee, consultant, or business partner, or made known to the employee, consultant, or business partner by us, during the relationship with us, be kept confidential and not disclosed to third parties. These agreements may be breached and may not provide adequate remedies in the event of breach. To the extent that our employees, consultants, or business partners use intellectual property owned by others in their work for and/or with us, disputes could arise as to the rights in related or resulting technologies, know-how, or inventions. Moreover, while we also require customers and vendors to execute agreements containing confidentiality and/or nondisclosure provisions, we may not have obtained such agreements from all of our customers and vendors. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, customers, or vendors. Such customers or vendors may also be subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential.

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

To further strengthen our product development efforts, we continue to work closely with customers and other third parties to research and develop advancements in silicon carbide product forms, applications, manufacturing processes, and related products and technologies. In some instances, the research and development activities that we conduct with customers and other third parties may produce intellectual property to which we may not have ownership or exclusive rights and will be unable to protect or monetize. Furthermore, there could be disputes between us and a private third party as to the ownership rights to any inventions that we develop in collaboration with such third party. Any such dispute may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business, or harm our reputation.

We could become subject to intellectual property litigation that could be costly, limit or cancel our intellectual property rights, divert time and efforts away from business operations, require us to pay damages, and/or otherwise have an adverse material impact on our business.

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

Our continued commercial success will also depend in part upon not infringing the patents or violating the intellectual property rights of third parties. We are aware of patents and patent applications generally relating to aspects of our technologies filed by, and issued to, third parties. Nevertheless, we cannot determine with certainty whether such patents or patent applications of other parties may materially affect our ability to conduct our business. There may be existing patents of which we are unaware that we may inadvertently infringe, resulting in claims against us or our customers. In the event that the manufacture, use, and/or sale of our products or processes is challenged, or if our product forms or processes conflict with the patent rights of others, third parties could bring legal actions against us or our customers in the United States, Europe, or other countries, claiming damages and seeking to enjoin the manufacturing and/or marketing of our products. Additionally, it is not possible to predict with certainty what patent claims may issue from any relevant third-party pending patent applications. Third parties may be able to obtain patents with claims relating to our product forms, applications, and/or manufacturing processes which they could attempt to assert against us or our customers.

In any case, litigation may be necessary to enforce, protect or defend our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources and the efforts of our personnel away from daily operations, harm our reputation, and/or result in the impairment of our intellectual property rights. In some cases, litigation may be threatened or brought by a patent-holding company or other adverse patent owner who has no relevant product revenues and against which our patents may provide little or no deterrence. If we are found to infringe any patents, we could be required to (1) pay substantial monetary damages, including lost profits, reasonable royalties, and/or treble damages if an infringement is found to be willful and/or (2) totally discontinue or substantially modify any products or processes that are found to be in violation of another party’s intellectual property rights. If our competitors are able to use our technology without payment to us, our ability to compete effectively could be harmed.

We face competition and technological advances by competitors, which could adversely affect the sales of our products.

The growth of our Company depends in part on maintaining and growing the sales of our current products in existing and new markets, but also in developing new products and technologies. There is significant competition among companies that provide solutions for pollutant emissions from diesel engines and liquids purification. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable or superior alternatives to our products and services, including products that are verified by the Environmental Protection Agency or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing, and personnel resources. Newly developed products could be more effective and cost-efficient than our current or future products.

Any liability for environmental harm or damages resulting from technical faults or failures of our products could be substantial and could materially adversely affect our business and results of operations.

Customers rely upon our products to meet emissions control standards imposed upon them by regulatory bodies. Failure of our products to meet such standards could expose us to claims from customers. Our products are also integrated into goods used by consumers, and therefore a malfunction or the inadequate design of our products could result in product liability claims. Any liability for environmental harm or damages resulting from technical faults or failures could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.

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

A significant portion of our assets are located outside of the United States. In addition, the majority of our officers and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside of the United States. As a result, it may be difficult for an investor to affect service of process or enforce within the United States any judgments obtained against us or such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us or such officers and directors predicated upon the securities laws of the United States or any state thereof.

We have signed partnership, distribution, and joint venture agreements and may engage in additional collaborations, joint ventures, or strategic alliances in the future, and we may not realize the benefits of such arrangements.

From time to time, we may enter into partnership, exclusivity, distribution, or joint venture agreements. Establishment of these agreements involves significant risks and uncertainties, including (i) our inability to cooperate with our local partner, (ii) our local partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our local partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. In any joint venture in which we engage, we will rely on our local partner for the implementation of much of any such joint venture operation, and the success of any such operation is thus not entirely within our control. Any failure or perceived failure of a joint venture may have a material impact on our operations and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design, and test the system and process controls necessary to comply with these requirements. If our internal controls over financial reporting are determined to be ineffective, resulting in material weaknesses and/or significant deficiencies, investor perceptions regarding the reliability of our financial statements may be adversely affected, which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

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

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information; improper usage and distribution of our intellectual property; theft, manipulation, and destruction of private and proprietary data; and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results, and any legal action in connection with any such cybersecurity breach could be costly and time-consuming, may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing, and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert such resources from the continued growth of our business and implementation of our business strategy.

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

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced, and such newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the market value of our common stock, which could make our stock unattractive to existing stockholders.

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.

As of December 31, 2022, we have issued pre-funded warrants to purchase a total of 31,440,000 shares of our common stock, of which none have been exercised. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

●	the underlying price of the commodities that affect our key markets of industrial water filtration, marine, and oil & gas;
●	announcements of capital budget changes by major customers;
●	the introduction of new products by our competitors;
●	announcements of technology advances by us or our competitors;
●	current events affecting the political and economic environment in the United States, Europe, or Asia;
●	conditions or industry trends, including demand for our products, services, and technological advances;
●	changes to financial estimates by us or by any securities analysts who might cover our stock;
●	additions or departures of our key personnel;
●	government regulation of our industry;
●	seasonal, economic, or financial conditions;
●	our quarterly operating and financial results;
●	litigation or public concern about the safety of our products; or
●	the effect of macro-economic uncertainty, COVID-19, or other pandemics.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. In particular, the market price of our common stock may be influenced by changes in governmental regulations regarding diesel particle emissions and marine wastewater because demand for our products and services is closely related to those regulations. The stock market in general experiences, from time-to-time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

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

As a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only three years of business information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for shareholders to sell their shares.

We have no current plan to pay dividends on our common stock, and investors may lose the entire amount of their investment.

We have no current plans to pay dividends on our common stock; therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment when they sell their shares, nor can we assure investors will not lose the entire amount of their investment.

PUBLIC COMPANY RISK FACTORS

We have not continued to satisfy the continued listing requirements of the Nasdaq Capital Market, and failure to regain compliance with the listing standards by could result in the suspension or delisting of our Common Stock, which could, among other things, limit demand for our Common Stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock.

Our Common Stock is listed on the Nasdaq Capital Market. To maintain our listing we are required to satisfy continued listing requirements, including the requirements commonly referred to as the minimum bid price rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share. We currently do not meet these criteria. There can be no assurance we will continue to satisfy applicable continued listing requirements.

The suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business, and results of operations.

On June 24, 2022, we received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of such notice, or until December 21, 2022, to regain compliance with the minimum bid price requirement. However, on December 22, 2022. We received a notice from the Listing Qualifications Staff of Nasdaq that the Company had been granted an additional 180 days to regain compliance with the minimum bid price requirement, or until June 20, 2023. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of March 22, 2023, we had not regained compliance with the $1.00 bid price requirement. There can be no assurance that we will regain compliance with this requirement.

We will continue to incur significant costs from operating as a public company, and our management may be required to devote substantial time to compliance initiatives that ultimately could have a material adverse effect on our financial condition and results of operations.

As a public company, we expect to continue to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time and financial resources to these compliance initiatives.

As a “smaller reporting company,” we are still able to take advantage of certain exceptions available to both emerging growth companies and smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemption from providing a “Compensation Discussion and Analysis” section in our proxy statements; providing only three years of business information; and other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies.

If we fail to staff our accounting and finance function adequately or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as the diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition, and results of operations.

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

For example, the General Data Protection Regulation, which became effective in May 2018, imposes more stringent data protection requirements, and provides for significantly greater penalties for noncompliance, than the European Union laws that previously applied. Additionally, California recently enacted legislation, the California Consumer Privacy Act, which became effective January 1, 2020. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, including the classification of IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts to comply.

Changes in U.S. Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 1, “Description of Business and Significant Accounting Policies – Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

In preparing our financial statements, we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments, and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets; the realizability of deferred tax assets; the recognition of revenue; the fair value of stock awards; and others. We also make assumptions, judgments, and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the allowance or provisions for uncertain tax positions, doubtful accounts, excess or obsolete inventory, and legal contingencies. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Our business could be negatively impacted the by surge in geopolitical unrest and associated market turmoil negatively impacting financial markets.

Increased geopolitical tensions and prolonged inflationary pressure, combined with increased commodity prices and general volatility across financial markets, could negatively impact demand for our products and services due to reductions in investments across the global transportation, shipping, and energy industries. The relevance and economic benefits of our systems may also be undermined by the delayed introduction of, or compliance with, both environmental and regulatory efforts. Furthermore, potential sanctions imposed on select countries could adversely affect our supply chain and overall demand, thus reducing our ability to timely source raw materials and deliver finished goods and services to our clients.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 67,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 57,000 square feet is used for production. The lease will expire on August 31, 2028. We also conduct operations at Benshøj Industrivej 24, 9500 Hobro, Denmark, where we lease approximately 45,750 square feet, of which approximately 10,750 square feet is used for office space and 35,000 square feet is used for production. The lease will expire on November 30, 2034. Other operations are located at Sindalsvej 38-40, Risskov, Denmark, where we lease approximately 19,500 square feet, of which approximately 2,200 square feet is used for office space and 17,300 square feet is used for production. The lease will expire on August 31, 2024.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Please reference Note 10 - Agreements, Commitments and Contingencies for details on such litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Capital Market under the symbol LIQT.

As of December 31, 2022, there were approximately 31 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock in the future. Subject to Nevada law, our Board of Directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends subject to:

●	any contractual restrictions limiting our ability to pay dividends that may be applicable at such time;
●	our earnings and cash flow;
●	our capital requirements;
●	our financial condition; and
●	other factors that our Board of Directors deems relevant.

Since the beginning of our fiscal year ended December 31, 2022, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Since the beginning of our fiscal year ended December 31, 2022, we have not repurchased any of our equity securities.

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

2022 Developments

On March 18, 2022 the Company announced that Sune Mathiesen, Chief Executive Officer, had taken a medical leave of absence. Alexander J. Buehler, a member of the Board of Directors, was appointed to serve as Interim Chief Executive Officer, effective immediately.

In May 2022, the Company issued 22,535,850 shares of Common Stock and 30,425,000 prefunded warrants in a public offering to fund working capital, general corporate purposes, and partial repayment of its Senior Convertible Note. The total net proceeds from the offering and exercise of the over-allotment option was $24,453,528, which includes $1,996,472 in discounts, commissions and offering expenses paid by the Company.

On June 23, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement. Additionally, as part of the transaction, the Company issued 230,000 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $0.65 per share, a term of five years, and are exercisable for cash at any time.

On July 29, 2022, the Company announced the appointment of Fei Chen as President & Chief Executive Officer, and a member of the Company’s Board of Directors.

On November 17, 2022, the Company entered into a new distribution agreement with NESR for commercialization of produced water treatment solution for re-injection.

On December 20, 2022, the Company entered into a cooperation agreement with Ecolotron Wasterwater Solutions on a combined solution for Phosporic acid purification

Results of Operations

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table sets forth our revenues, expenses, and net income for the years ended December 31, 2022 and 2021 in U.S. dollars, except for percentages.

	For the Year Ending December 31,
					Period to Period Change
	2022	As a % of Sales	2021	As a % of Sales	$	Percent %
Revenue	15,982,438	100.0%	18,273,442	100.0%	(2,291,004)	(12.5)%
Cost of Goods Sold	15,415,294	96.5	16,697,296	91.4	(1,282,002)	(7.7)

Gross Profit	567,144	3.5	1,576,146	8.6	(1,009,002)	(64.0)

Operating Expenses
Selling expenses	3,669,887	23.0	4,564,188	25.0	(894,301)	(19.6)
General and administrative expenses	5,701,955	35.7	5,836,629	31.9	(134,674)	(2.3)
Research and development expenses	1,835,890	11.5	1,862,653	10.2	(26,763)	(1.4)
Restructuring costs	1,893,166	11.8	-	-	1,893,166	-
Total Operating Expenses	13,100,898	82.0	12,263,470	67.1	837,428	6.8

Loss from Operations	(12,533,754)	(78.4)	(10,687,324)	(58.5)	(1,846,430)	17.3

Other Income (Expense)
Interest and other income	384,058	2.4	371,467	2.0	12,591	3.4
Interest expense	(419,942)	(2.6)	(708,176)	(3.9)	288,234	(40.7)
Amortization discount on Convertible Note	(2,389,128)	(14.9)	(835,331)	(4.6)	(1,553,797)	186.0
Gain (Loss) on currency transactions	404,162	2.5	668,225	3.7	(264,093)	(39.5)
Gain (Loss) on lease termination	147,452	0.9	-	-	147,452	-
Gain (Loss) on sale of fixed assets	635	0.0	1,113	0.0	(478)	(42.9)
Total Other Income (Expense)	(1,872,763)	(11.7)	(502,672)	(2.8)	(1,370,091)	272.6

Loss Before Income Taxes	(14,406,517)	(90.1)	(11,189,996)	(61.2)	(3,216,521)	28.7
Income Taxes Provision (Benefit)	(237,410)	(1.5)	(63,036)	(0.3)	(174,375)	276.6

Net Loss	(14,169,107)	(88.7)	(11,126,960)	(60.9)	(3,042,147)	27.3

Revenues

Revenue for the year ended December 31, 2022 was $15,982,438 compared to $18,273,442 for the same period in 2021, representing a decrease of $2,291,004, or 13%. The decline in revenue was primarily due to lower system sales and currency headwinds due to weakening of the EUR and DKK compared to the USD, partly offset by growth in sales of DPFs and plastics products measured in local currency.

●	For the years ended December 31, 2022 and 2021, sales of systems, spare parts and related services were $5,297,286 and $7,196,465, respectively, and accounted for 33% and 39% of our total sales.
●	For the years ended December 31, 2022 and 2021, sales of DPFs and ceramic membranes were $6,844,861 and $7,183,868, respectively, and accounted for 43% and 39% of our total sales.
●	For the years ended December 31, 2022 and 2021, plastics revenues were $3,528,606 and $3,615,681, respectively, and accounted for 22% and 20% of our total sales.

The decrease in sales of systems and related services of $1,899,179, reflecting a year on year decline of 26%, was a result of the negative impact of the uncertain macroeconomic environment and prolonged inflationary pressure, but also increased supply chain restrictions and general market volatility, which has resulted in significant restrictions and business limitations including a substantial decline in the demand and delivery of water treatment systems for the global marine scrubber industry.

The demand for our ceramic membranes and DPFs reflects continued interest in advanced environmental filtration solutions with a focus on the reduction of global CO2 emissions amid increased political and regulatory efforts, resulting in a year-on-year constant currency increase of 7%, offset by the negative impact of the currency headwinds from the weakening of the EUR compared to the USD, resulting a year-on-year decline of 5% to $6,844,861.

The sale of plastic products benefitted from a year-on-year increase of 10% measured in local currency predominantly in the first half of the year underpinned by a diversified customer base, stable order intake, and delivery of large orders for the Asia Pacific marked, followed by increased uncertainty and reduced activity levels amid the European energy crisis in the second half of the year. In addition, the adverse impact of the USD appreciation against the DKK-denominated revenue base resulted in the year-on-year decline of 2% to $3,528,606.

For the years ended December 31, 2022 and 2021, revenue from R&D projects was $311,685 and $277,428, respectively, an increase of 12%.

Gross Profit

Gross profit for the year ended December 31, 2022 was $567,144 compared to $1,576,146 for the same period in 2021, representing a decrease of $1,009,002, or approximately 64%. The decrease in gross profit was largely the result of lower overall market activity and a lower relative mix of filtration system sales in our product mix, which typically command higher average gross margins. Gross profit was further negatively impacted by the European energy crisis amid the Russia and Ukraine conflict and corresponding high electricity costs that also negatively impacted our competitive positioning as compared to companies operating outside of Europe, where the energy crisis has been less pronounced. Proactive measures such as the reduction in capacity and the implementation of electricity price surcharges were implemented by the company to defend profitability to the extent possible. Furthermore, gross profit also included higher provisions for obsolescence and certain non-recurring costs associated with a strategic review of inventories. Included in the gross profit for the year ended December 31, 2022 is depreciation of $1,822,402 compared to $1,957,357 for the same period in 2021.

Expenses

Total operating expenses for the year ended December 31, 2022 were $13,100,898, representing an increase of $837,428, or approximately 7%, compared to $12,263,470 for the same period in 2021. Excluding restructuring charges of approximately $1.9 million, 2022 operating expenses were 9% lower than 2021. More importantly the fourth quarter operating expenses were approximately 34% lower compared to the same period in 2021.

Selling expenses for the year ended December 31, 2022, were $3,669,887 compared to $4,564,188 for the same period in 2021, representing a decrease of $894,301 or approximately 20%. The decrease is explained by the cost reduction and reorganization efforts initiated in 2022, including headcount reductions and organizational streamlining, partly offset by increased costs associated with increasing direct sales efforts, consulting service engagements, direct marketing activities, and bad debt provisions.

General and administrative expenses for the year ended December 31, 2022, were $5,701,955 compared to $5,836,629 for the same period in 2021, representing a decrease of $134,674, or 2%. The decrease for the year ended December 31, 2022, reflects the benefits of the cost reduction and restructuring efforts implemented in the first half of 2022 and fully implemented by the end of the year with favorable currency tailwinds from the weakening of the DKK compared to USD. However, these savings were partly offset by non-recurring costs related to the CEO transition (increased non-cash compensation and recruitment expense) and consultancy costs associated with the now closed Chinese factory.

Included in general and administrative expenses is non-cash compensation expense of $934,423 and $481,105 for the years ended December 31, 2022 and December 31, 2021, respectively, representing an increase of $453,318, or 94%, attributable to stock grants to management in the context of the CEO transition.

The following is a summary of our non-cash compensation:

	2022	2021
Compensation for vesting of restricted stock awards issued to the Board of Directors	$167,750	$197,500
Compensation for vesting of restricted stock awards issued to management	766,673	283,604
Total Non-Cash Compensation	$934,423	$481,105

Research and development expense for the year ended December 31, 2022 was $1,835,890 compared to $1,862,653 for the same period in 2021, representing a decrease of $26,763, or 1%. The change is attributable to increased spending on materials used for ongoing development projects and patent applications, offset by the benefit of the USD appreciation and a decrease in the average number of employees engaged in research and development activities, as the Company streamlined and centralized the R&D function.

Restructuring costs for the year ended December 31, 2022, were $1,893,166 compared to $0 for the same period in 2021 fully attributable to the restructuring program that was executed in the second quarter (See Note 3).

Other income (expenses)

Total Other income (expense) for the year ended December 31, 2022 was $(1,872,763) compared to $(502,672) for the comparable period in 2021, representing an increase of $(1,370,091), or 273%. The change is mainly related to the lower gain on currency transactions and the early repayment of the Convertible Note issued in April 2021, reflecting the full recognition of the repayment premium and amortization cost in the second quarter. Other income for the year benefited from the decrease in interest expenses due the repayment of the Convertible Note, receipt of COVID-19 grants to the Danish entities, and a gain associated with lease terminations.

Income taxes provision

The income tax benefit for the year ended December 31, 2022 was $237,410 compared to a benefit of $63,036 for the comparable period in 2021, representing an increase of $174,374, or 277%, mainly driven by an increase in tax credits associated with research and development activities in Denmark.

Net Income/Loss

Net income/loss for the year ended December 31, 2022 was $(14,169,107) compared to $(11,126,960) for the comparable period in 2021, representing an increased loss of $3,042,147.

The change was primarily attributable to non-recurring restructuring costs, early repayment of the Convertible Note issued in April 2021, the increase in non-cash compensation, the closure of the production facility in China, and the CEO transition. Furthermore, the change was also impacted by a decline in gross margin, caused largely by inflationary cost pressures on raw materials and electricity, lower overall sales activity levels and an unfavorable revenue mix with a lower share of higher margin systems sales. Increased costs were partly offset by the benefits from the USD appreciation against the EUR/DKK-denominated cost base, general cost reductions and reorganization activities.

Liquidity and Capital Resources

Based on the continued market volatility and geopolitical unrest pertaining to the Russia and Ukraine conflict, European energy crisis, and macro-economic uncertainty, the Company is unable to predict the full impact this will have on our long-term financial condition, results of operations, liquidity, and cash flows. The Company has planned and executed on decisive measures in 2022 to help safeguard the business and its financial position by reducing cost, headcount, and overall capex commitments, which together with the successful completion of the $26.5 million public offering of common stock and pre-funded warrants, substantially improved the near-term liquidity position of the Company.

Furthermore, in June 2022, the Company completed the refinancing of its $15 million Convertible Note due in 2023, partly funded by the issuance of the new $6 million Senior Promissory Notes due in June 2024 along with the proceeds from the public offering. The Senior Promissory Notes are interest-free, with full redemption after 24 months.

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

Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions, recession, or a resurgence of the COVID-19 pandemic, however, could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce its profitability and liquidity position.

While the Company anticipates that its proactive measures will be sufficient to protect the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business. In the future, the Company may experience reduced or changed demand for its products and services, especially if there is a global recession, structural shift in regulation, or the continuation of escalating interest rates that adversely impacts the investment decisions of our customers.

The Company has historically satisfied its capital and liquidity requirements through offerings of equity instruments, cash from operations, and our available lines of credit. On December 31, 2022, the Company had net working capital of $21,581,287, including cash of $16,597,371, and on December 31, 2021, the Company had net working capital of $11,199,258, including cash of $17,489,380. The increase in net working capital of $10,382,029 compared to December 31, 2021 is mainly a result of the capital raise and repayment of the Convertible Note.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee, or a security bond. For that purpose, we maintain a guaranteed credit line of EUR 1,350,000 (approximately $1,440,000), which is secured by a cash deposit.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the year ended December 31, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of December 31, 2022, we had cash and cash equivalents of $16,597,371, an accumulated deficit of $67,351,035, and total liabilities of $16,816,283. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has initiated substantial cost reductions and profitability improvement measures in order to right size the business and develop a clear and sustainable path to profitability, further underpinned by an updated strategy and onboarding of key management resources. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2023 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, as well as future operating losses.

Cash Flows

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Cash used by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2022 was $12,039,020 compared to cash used by operating activities of $7,203,843 for the year ended December 31, 2021, representing an increase of $4,835,177. The cash used by operating activities for the year ended December 31, 2022 consists mainly of the net loss for the year of $(14,169,107) adjusted by depreciation and other non-cash items of $5,705,351. Further, changes in assets and liabilities include an increase of Accounts receivables of $460,837, an increase in Contract assets/liabilities of $695,616, and a decrease in Accrued expenses of $1,632,896, offset by a decrease in Inventory of $984,130.

Net cash used in investing activities was $1,689,986 for the year ended December 31, 2022 as compared to $1,450,139 for the year ended December 31, 2021, representing an increase of $239,847, or 17%. The investing activities include the purchase of property and equipment to satisfy earlier commitments made for the production facility in China, with select equipment re-directed to the manufacturing facility in Ballerup as part of the strategic negotiation with vendors.

Cash provided by financing activities was $13,696,551 for the year ended December 31, 2022 as compared to $13,902,999 for the year ended December 31, 2021. For the year ended December 31, 2022, the change is mainly explained by the equity capital raise in the second quarter, generating net proceeds of $24,418,612 from the issuance of common stock and prefunded warrants, combined with the $6,000,000 proceeds from the issuance of the new Senior Promissory Notes, and offset by the full repayment of the Convertible Note issued in April 2021 of $16,800,000. For the year ended December 31, 2021, the change was mainly attributable to the net cash proceeds of $14,283,333 related to the Convertible bond issuance in March 2021.

	2022	2021
Net Cash Used in Operating Activities	$(12,039,020)	$(7,203,843)
Net Cash Used in Investing Activities	(1,689,986)	(1,450,139)
Net Cash Provided by Financing Activities	13,696,551	13,902,999
Net Change in Cash and Cash Equivalents	(892,009)	4,224,931
Cash and Cash Equivalents at End of Period	$16,597,371	$17,489,380

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Critical Accounting Policies

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	The assessment of allowance for product warranties, which impacts cost of sales;
●	The assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	The assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	The recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	The valuation of inventory, which impacts cost of sales; and
●

The recognition and measurement of loss contingencies, which impact cost of sales or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

We discuss these policies further below as well as the estimates and judgments involved.

Accounts Receivable / Long Term Receivable / Allowance for Doubtful Accounts / Bad Debt

We assess the collectability of accounts receivable and long-term receivables on an ongoing basis and establish an allowance for doubtful accounts when collection is no longer reasonably assured. In establishing the allowance, we consider factors such as known troubled accounts, historical experience, age of receivables, financial and liquidity information that is publicly accessible, and other currently available evidence.

The roll-forward of the allowance for doubtful accounts for the year ended December 31, 2022 and December 31, 2021 was as follows:

	2022	2021
Allowance for doubtful accounts at the beginning of the period	$409,076	$498,044
Bad debt expense	(24,534)	(28,499)
Receivables written off during the periods	(295,778)	(24,415)
Effect of currency translation	(29,205)	(36,054)
Allowance for doubtful accounts at the end of the period	$59,559	$409,076

The receivables written off during the period 2022 mainly relates to legacy marine scrubber contracts and partnerships, renegotiated and terminated amid the COVID disruptions and general slowdown in the marine scrubber market.

Goodwill and Definite-life intangible assets

The Company accounts for Goodwill and definite-life intangible assets in accordance with the provisions of the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Topic 360, Criteria for Recognition of an Impairment of Long-Lived Assets.

The Company did not record an impairment charge on goodwill during the years ended December 31, 2022 and 2021, as management's estimated fair value of the reporting unit exceeded its carrying value determined during impairment testing in the fourth quarters of 2022 and 2021.

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

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our asset usage model and the interchangeable nature of our ceramic filter manufacturing capacity, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we make manufacturing process changes and other factory planning decisions, we must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives.

Management has analyzed the impact of the current economic climate on its financial statements as of December 31, 2022 and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets, or long-lived assets. During the years ended December 31, 2022 and 2021, no impairment charge of long-lived assets has been recorded.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified retrospective method as of January 1, 2018.

The Company sells products throughout the world; sales by geographical region are as follows:

	% Distribution		For the Year Ended December 31
	2022	2021	2022	2021
Americas	7%	17%	$1,073,433	$3,121,797
Asia-Pacific	21%	25%	3,406,420	4,658,070
Europe	59%	58%	9,379,337	10,493,575
Middle East & Africa	13%	0%	2,123,248	-
	100%	100%	$15,982,438	$18,273,442

The Company’s sales by product and service are as follows for the years ended December 31, 2022 and 2021:

	% Distribution		For the Year Ended December 31
	2022	2021	2022	2021
Water	33%	39%	$5,297,286	$7,196,465
Ceramics	43%	39%	6,844,861	7,183,868
Plastics	22%	20%	3,528,606	3,615,681
Corporate	2%	2%	311,685	277,428
	100%	100%	$15,982,438	$18,273,442

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross profit. This second performance obligation is recognized as revenue at the time of the commissioning services being rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as Contract liabilities.

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

The roll-forward of Contract assets / liabilities for the periods ended December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021
Cost incurred	$3,860,179	$3,381,994
Unbilled project deliveries	950,105	454,158
VAT	229,006	542,255
Other receivables	45,814	60,158
Prepayments	(3,363,039)	(2,947,736)
Deferred Revenue	(118,327)	(499,146)
	$1,603,738	$991,682

Distributed as follows:
Contract assets	$2,253,295	$1,906,510
Contract liabilities	(649,557)	(914,828)
	$1,603,738	$991,682

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

Inventory

The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of excess or obsolete inventory. As of December 31, 2022, we had total furnace parts and supplies of $66,495, raw materials of $2,474,227, work-in-process inventory of $982,973, total finished goods inventory of $1,201,533, and a reserve for excess and obsolescence of $663,227. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitors’ products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory or increase our allowance, which would negatively impact our gross profit.

To determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing, assembly, and test facilities, based on historical production, compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory, and therefore would be recognized as cost of sales in that period, which would negatively impact our gross profit. We refer to these costs as excess capacity charges. The Company has been operating below capacity, and excess capacity charges have been recognized as cost of sales.

Loss Contingencies

We are subject to various legal and administrative proceedings along with asserted and potential claims, accruals related to product warranties, and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. To estimate the losses associated with repairing and replacing parts in connection with product warranties, we make judgments with respect to customer claim rates. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Costing

Critical Audit Matter Description

As described in Notes 1 and 4 to the consolidated financial statements, the Company uses a standard costing method to value inventory produced.  Management reviews and assesses the standard costing estimates annually or more frequently in the event circumstances indicate a change in cost structure or material variance from actual has occurred.  In addition to raw materials, labor and energy usage charges, the Company applies production overhead allocations to each item.

We identified the auditing of inventory costing as a critical audit matter because of the significant estimates and assumptions management used in the determination of the standard costing allocation and related overhead allocations. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures consisted of the following:

●	Obtaining an understanding and testing management’s process for developing the standard costing model and overhead allocations.
●

Assessing the accuracy, completeness, and reasonableness of the costs included in the standard costing model, including overhead allocations to ensure all costs capitalized were appropriate, complete and proper.

●

Evaluating the appropriateness and reasonableness of the assumptions used by management to allocate costs to specific inventory products, including assessing the reasonableness of production times, labor requirement and energy usage utilized.

●	Performing cost testing on raw material inputs purchased by tracing the recorded costs to supporting third party invoices.

Revenue Recognition – Contracts with Multiple Performance Obligations

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. Revenue recognized in 2022 related to contracts with multiple performance obligations was approximately $5.3 million.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures consisted of the following:

●	Obtaining an understanding and testing management’s process for identifying, evaluating, and accounting for contracts with multiple performance obligations.
●

Examining revenue arrangements on a test basis, including assessing the key terms and conditions of the arrangements and testing the identification, evaluation, and accounting of the performance obligation for conformity with relevant authoritative guidance.

●	Performing procedures to test the completeness and accuracy of the data used to determine estimated stand-alone selling price.
●	Evaluating the reasonableness of the approaches used to determine estimated stand-alone selling price.
●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of management’s conclusions with respect to certain complex revenue arrangements.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

March 22, 2023

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2022	2021
Current Assets:
Cash, cash equivalents and restricted cash	$16,597,371	$17,489,380
Accounts receivable, net of allowance for doubtful accounts of $59,559 and $409,076 at December 31, 2022 and December 31, 2021, respectively	2,310,344	1,957,579
Inventories, net of allowance for excess and obsolete inventory of $663,227 and $268,470 at December 31, 2022 and December 31, 2021, respectively	4,062,001	5,421,027
Contract assets	2,253,295	1,906,510
Prepaid expenses and other current assets	1,720,902	1,292,285
Assets held for sale	723,872	-

Total Current Assets	27,667,785	28,066,781

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $9,046,499 and $7,554,803 at December 31, 2022 and December 31, 2021, respectively	8,296,807	8,858,993
Operating lease right-of-use assets	3,271,997	6,925,807
Deposits and other assets	450,038	628,109
Intangible assets, net of accumulated amortization of $438,250 and $357,231 at December 31, 2022 and December 31, 2021, respectively	212,933	334,743
Goodwill	226,095	240,259

Total Long-term Assets	12,457,870	16,987,911

Total Assets	$40,125,655	$45,054,692

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2022	2021
Current Liabilities:
Accounts payable	$1,389,355	$1,646,662
Accrued expenses	3,087,206	4,685,665
Current portion of finance lease obligations	399,198	373,824
Current portion of operating lease liabilities	561,182	846,544
Current portion of convertible note payable	-	8,400,000
Contract liabilities	649,557	914,828

Total Current Liabilities	6,086,498	16,867,523

Deferred tax liability	154,645	224,779
Other liabilities, net of current portion	-	346,939
Finance lease obligation, net of current portion	2,384,011	2,499,591
Operating lease liability, net of current portion	2,710,815	6,154,064
Convertible note payable, less current portion	-	6,186,936
Senior promissory notes payable, less current portion	5,480,314	-

Total Long-term liabilities	10,729,785	15,412,309

Total Liabilities	16,816,283	32,279,832

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and December 31, 2021.	-	-
Common stock; par value $0.001, 100,000,000 shares authorized 43,986,079 and 21,285,706 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	43,986	21,285
Additional paid-in capital	96,936,988	70,910,902
Accumulated deficit	(67,351,035)	(53,181,928)
Accumulated other comprehensive loss	(6,320,567)	(4,975,399)

Total Stockholders' Equity	23,309,372	12,774,860

Total Liabilities and Stockholders' Equity	$40,125,655	$45,054,692

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenue	$15,982,438	$18,273,442
Cost of Goods Sold	15,415,294	16,697,296

Gross Profit	567,144	1,576,146

Operating Expenses:
Selling expenses	3,669,887	4,564,188
General and administrative expenses	5,701,955	5,836,629
Research and development expenses	1,835,890	1,862,653
Restructuring costs	1,893,166	-

Total Operating Expenses	13,100,898	12,263,470

Loss from Operations	(12,533,754)	(10,687,324)

Other Income (Expense)
Interest and other income	384,058	371,467
Interest expense	(419,942)	(708,176)
Amortization of discount on convertible note	(2,389,128)	(835,331)
Gain on currency transactions	404,162	668,255
Gain on on lease termination	147,452	-
Gain on sale of fixed assets	635	1,113

Total Other Expense	(1,872,763)	(502,672)

Loss Before Income Taxes	(14,406,517)	(11,189,996)

Income Tax Benefit	(237,410)	(63,036)

Net Loss	(14,169,107)	(11,126,960)

Basic and Diluted Loss Per Share	$(0.40)	$(0.52)

Basic and Diluted Weighted Average Common Shares Outstanding	35,395,466	21,567,112

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2022	2021

Net Loss	(14,169,107)	(11,126,960)

Other Comprehensive Loss - Currency Translation, net	(1,345,168)	(1,929,329)

Total Comprehensive Loss	$(15,514,275)	$(13,056,289)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income (Loss)	TOTAL

BALANCE, December 31, 2021	21,285,706	21,285	70,910,902	(53,181,928)	(4,975,399)	12,774,860

Common stock issued in settlement of RSUs	164,523	165	(165)			-

Common shares issued for cash at $0.50 per share, net of offering cost of $1,996,469, in May 2022	22,535,850	22,536	24,430,992			24,453,528

Warrants issued in connection with Senior Promissory Notes			660,836			660,836

Stock-based compensation			934,423			934,423

Currency translation, net					(1,345,168)	(1,345,168)

Net Loss for the year ended December 31, 2022				(14,169,107)		(14,169,107)

BALANCE, December 31, 2022	43,986,079	43,986	96,936,988	(67,351,035)	(6,320,567)	23,309,372

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Deficit	Income (Loss)	TOTAL

BALANCE, December 31, 2020	21,655,461	21,655	69,897,698	(42,054,968)	(3,046,070)	24,818,315

Common stock issued in settlement of RSUs	50,245	50	(50)			-

Common shares issued for Convertible Note	80,000	80	531,649			531,729

Exchange of common stock to prefunded warrants	(500,000)	(500)	500			-

Stock-based compensation			481,105			481,105

Currency translation, net					(1,929,329)	(1,929,329)

Net Loss for the year ended December 31, 2021				(11,126,960)		(11,126,960)

BALANCE, December 31, 2021	21,285,706	21,285	70,910,902	(53,181,928)	(4,975,399)	12,774,860

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(14,169,107)	$(11,126,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,585,881	2,740,241
Amortization of discount on convertible notes payable	2,389,128	835,331
Stock-based compensation	934,423	481,105
Change in deferred tax asset / liability	(55,994)	(63,036)
Loss (Gain) on lease termination	(147,452)	-
Loss (Gain) on sale of equipment	(635)	(1,113)
Changes in assets and liabilities:
Accounts receivable	(460,837)	971,460
Inventory	984,130	(336,651)
Contract assets	(460,743)	610,476
Prepaid expenses and other current assets	(354,307)	479,423
Accounts payable	(158,797)	(532,718)
Accrued expenses	(1,632,897)	798,543
Operating lease liabilities	(544,391)	(945,808)
Contract liabilities	(234,873)	(155,291)
Assets Held for Sale	(712,549)	-

Total Adjustments	2,370,663	3,923,117

Net Cash used in Operating Activities	(12,039,020)	(7,203,843)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,690,621)	(1,133,378)
Proceeds from sale of property and equipment	635	1,113
Net cash paid for acquisition	-	(317,874)

Net Cash used in Investing Activities	(1,689,986)	(1,450,139)

Cash Flows from Financing Activities:
Payments on finance lease obligation	77,939	(380,334)
Payments on Convertible Note	(16,800,000)	14,283,333
Proceeds from issuance of common stock and prefunded warrants	24,418,612	-
Proceeds from issuance of Senior Promissory Notes	6,000,000	-

Net Cash Provided by Financing Activities	13,696,551	13,902,999

Effect of foreign currency exchange on cash	(859,554)	(1,024,086)

Net Change in Cash, Cash Equivalents and Restricted Cash	(892,009)	4,224,931

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	17,489,380	13,264,449
Cash, Cash Equivalents and Restricted Cash at End of Period	$16,597,371	$17,489,380

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$348,575	$635,671
Non-cash financing activities
Original issue discount on convertible note	-	1,800,000
Convertible Note debt conversion feature	-	3,048,396
Debt issuance costs on convertible note	-	716,667
Common Stock issued in conjunction with convertible note financing	-	531,729
Debt discount on Senior Promissory Notes	695,749	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. and its subsidiaries (the “Company”). The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing, and sale of automated filtering systems, ceramic silicon carbide liquid applications, and diesel particulate air filters in the United States, Canada, Europe, Asia, and South America. Set forth below is a description of the Company and each of its subsidiaries:

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

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA, engaged in the production, marketing, and sale of ceramic diesel particulate and liquid filters in the United States and Canada. LiqTech NA closed operations in January 2021, and all activity in this company has ceased.

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

LiqTech Ceramics A/S, a Danish corporation (“LiqTech Ceramics”), incorporated on December 20, 2019, engaged in the development, design, application, marketing, and sales of membranes, ceramic diesel particulate and liquid filters, and catalytic converters in Europe, Asia, and South America.

LiqTech Water Projects A/S, a Danish corporation (“LiqTech Water Projects”), incorporated on July 28, 2020, that is a dormant company without activity. This company was formed to include the investments for our joint venture in the Middle East.

LiqTech Emission Control A/S, a Danish corporation (“LiqTech Emission Control”), incorporated on March 1, 2021, that is a dormant company without activity. This company was formed to include the investments for our joint venture in China.

LiqTech Environment Technologies (China) Co. Ltd. (“LiqTech China”), incorporated on September 23, 2021, to be engaged in the development, design, application, marketing, and sales of ceramic diesel particulate, liquid filters, and catalytic converters in Asia.

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

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc. and LiqTech USA, Inc. is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects, and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the twelve months ended December 31, 2022 and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents, and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2022, and 2021, the Company held $1,440,394 and $2,125,695, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At December 31, 2022 and December 31, 2021, the Company had $12,999,271 and $11,346,826 in excess of the FDIC insured limit, respectively.

Accounts Receivable -- Accounts receivable consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, age, financial information that is publicly accessible, and other currently available evidence.

The roll-forward of the allowance for doubtful accounts as of December 31, 2022 and December 31, 2021 is as follows:

	2022	2021
Allowance for doubtful accounts at the beginning of the period	$409,076	$498,044
Bad debt expense	(24,534)	(28,499)
Receivables written off during the periods	(295,778)	(24,415)
Effect of currency translation	(29,205)	(36,054)
Allowance for doubtful accounts at the end of the period	$59,559	$409,076

The receivables written off during the period 2022 mainly relates to legacy marine scrubber contracts and partnerships, renegotiated and terminated amid the COVID disruptions and general slowdown in the marine scrubber market.

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

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movement, expected useful lives, and estimated future demand for our products.

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance of the unit by the customer. Most commonly, this invoice is sent to the customer at commissioning of the product or no later than 12 months after delivery. Further included in Contract Assets are short-term receivables such as VAT and other receivables.

Assets Held for Sale -- Assets are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets are classified as held for sale on the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

Leases -- The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, recognized when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

Revenue Recognition -- On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016, and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified retrospective method as of January 1, 2018.

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2022 and 2021:

	% Distribution		For the Year Ended December 31
	2022	2021	2022	2021
Americas	7%	17%	$1,073,433	$3,121,797
Asia-Pacific	21%	25%	3,406,420	4,658,070
Europe	59%	58%	9,379,337	10,493,575
Middle East & Africa	13%	0%	2,123,248	-
	100%	100%	$15,982,438	$18,273,442

The Company’s sales by product line are as follows for the years ended December 31, 2022 and 2021:

	% Distribution		For the Year Ended December 31
	2022	2021	2022	2021
Water	33%	39%	$5,297,286	$7,196,465
Ceramics	43%	39%	6,844,861	7,183,868
Plastics	22%	20%	3,528,606	3,615,681
Corporate	2%	2%	311,685	277,428
	100%	100%	$15,982,438	$18,273,442

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

The roll-forward of Contract Assets/Liabilities for the year ended December 31, 2022 and December 31, 2021 is:

	2022	2021
Cost incurred	$3,860,179	$3,381,994
Unbilled project deliveries	950,105	454,158
VAT	229,006	542,255
Other receivables	45,814	60,158
Prepayments	(3,363,039)	(2,947,736)
Deferred Revenue	(118,327)	(499,146)
	$1,603,738	$991,682

Distributed as follows:
Contract assets	$2,253,295	$1,906,510
Contract liabilities	(649,557)	(914,828)
	$1,603,738	$991,682

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products is expensed as incurred. Advertising cost is included in sales expenses, and total advertising costs amounted to $144,043 and $308,880 for the years ended December 31, 2022 and 2021, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2022 and 2021 were $1,835,890 and $1,862,653, respectively, of research and development costs.

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

Stock Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock awards. The Company accounts for stock awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $934,423 and $481,105 have been recognized for the vesting of options and stock awards granted to directors, management, and certain key employees for the years ended December 31, 2022 and 2021, respectively.

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

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, including accounts receivable; allowance for doubtful accounts; reserve for excess and obsolete inventory; depreciation and impairment of property, plant and equipment; goodwill and intangible assets; liabilities including contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; warrant liability; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements – In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The FASB is issuing this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The ASU was effective for annual reporting periods after January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-4 Reference Rate Reform (Topic 848). This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The new standard was effective upon issuance and upon adoption can be applied prospectively to applicable contract modifications made on or before December 31, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements and related disclosures.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the proposed cost reductions and profitability improvement measures, thus achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RESTRUCTURING COSTS

During the second quarter of 2022, the Company completed a restructuring program to reduce costs, decrease operating losses and improve cash flow. Total restructuring and restructuring-related net charges pursuant to this program were $1,893,166, which were recorded separately in the income statement as “restructuring costs”, and allocated as follows:

CEO separation -- On May 10, 2022, the Board of Directors accepted the resignation of Sune Mathiesen as Chief Executive Officer and a director of the Company, effective on May 12, 2022. As previously announced, Mr. Mathiesen had been on a medical leave of absence since March 17, 2022. In connection with Mr. Mathiesen’s resignation, Mr. Mathiesen and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). Under the provisions of the Separation Agreement, Mr. Mathiesen received DKK1,605,000 ($228,975), which is the equivalent of six months of salary, car allowance and pension contributions, paid in a lump-sum payment, less applicable deductions and withholdings.

Terminated employees – In the second quarter of 2022, the Company re-aligned its corporate management structure, which involved a reduction in headcount and labor costs of approximately 25%. The new organization reflects a focused effort to align key leaders with strategic imperatives, inspire greater accountability and performance management, eliminate silos and layers of middle management, and operate a leaner, more efficient business. Provisions for salary obligations to employees amounted to $158,199, reflecting the costs related to select employees released from duties with immediate effect. No provisions were made for the employees working during the notice period.

China close-down – In the second quarter of 2022, the Company reduced and suspended planned capital investments, including the Company’s program to build a manufacturing and service center in China. Pursuant to the suspended plans, the Company terminated and settled agreements with consultants, select project employees, and property development providers, resulting in a net payment of termination and cancellation charges of $275,445.

Capex commitments -- As part of efforts to balance future investments with expected demands and cash flow, the Company commenced the renegotiation of all material Capex commitments during the quarter, with the ambition to reduce, cancel, or delay deliveries under the contracts, which initially amounted to approximately $10,300,000. As part of the renegotiation, a provision was made during the second quarter of $668,606 regarding expected cancellation charges and contractual termination costs. During the third and fourth quarter the amount of paid cancellation charges exceeded the provision by $145,388, which explains the total amount regarding capex commitments of $813,994.

Write-downs -- The re-routing of production equipment and machinery to Denmark (originally planned for China), resulted in a write-down of $240,576 on legacy installed equipment and machinery that was decommissioned as part of the arrival and implementation of new and more efficient equipment. Furthermore, review of obsolete inventory and existing product demand resulted in a write-down of $175,977.

The Company’s restructuring costs are as follows for the year ended December 31, 2022, which have all been settled as of December 31, 2022:

December 31, 2022
CEO separation	$228,975
Terminated employees	158,199
China close-down	275,445
Capex commitments	813,994
Write-downs	416,553
$1,893,166

The following table displays a roll-forward of the restructuring accruals, presented within “accrued expenses”, for the year ended December 31, 2022 and 2021:

	2022	2021
Restructuring accruals, January 1	$-	$-
Restructuring costs, net	1,893,166	-
Cash payments	(1,476,613)	-
Asset impairments	(416,553)	-
Restructuring accruals, December 31	$-	$-

NOTE 4 - INVENTORY

Inventory consisted of the following at December 31, 2022 and December 31, 2021:

	2022	2021
Furnace parts and supplies	$66,495	$213,224
Raw materials	2,474,227	2,144,067
Work in process	982,973	1,671,290
Finished goods and filtration systems	1,201,533	1,660,916
Reserve for excess and obsolescence	(663,227)	(268,470)
Net Inventory	$4,062,001	$5,421,027

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products. The increase in the reserve for excess and obsolescence is mainly explained by changes in product and sales mix, due to both market driven and strategic changes implemented during the year, and furthermore new and more conservative processes implemented as part of the ERP implementation.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2022 and December 31, 2021:

	Useful Life			2022	2021
Production equipment	3	-	10	$8,027,589	$7,425,145
Production equipment - finance lease	3	-	10	3,625,558	3,066,623
Lab equipment	3	-	10	118,935	117,770
Computer equipment	3	-	5	1,070,437	1,005,223
Vehicles	3	-	5	26,020	90,819
Furniture and fixture		5		1,141,424	1,166,071
Furniture and fixture - finance lease		5		252,397	268,208
Leasehold improvements	5	-	10	3,080,946	3,273,940
				17,343,306	16,413,799
Less Accumulated Depreciation				(8,501,846)	(7,218,468)
Less Accumulated Depreciation - finance lease				(544,653)	(336,338)
Net Property and Equipment				$8,296,807	$8,858,993

Depreciation expense amounted to $2,007,112 and $1,945,489 for the year ended December 31, 2022 and 2021, respectively. Of the $2,007,112 for the year ended December 31, 2022, $1,414,514 is allocated as cost of goods sold and $592,598 is allocated as operating expenses.

NOTE 6 - LEASES

The Company leases certain vehicles, real property, production equipment, and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro, Aarhus, and Copenhagen, Denmark. The lease agreements expire on November 30, 2034, August 31, 2024, and August 31, 2028, respectively. During the second quarter of 2022, the Company terminated the lease agreement for the office and production space in Taicang, China.

During the year ended December 31, 2022, cash paid for amounts included for the measurement of operating lease liabilities was $906,373, and the Company recorded operating lease expenses included in operating expenses of $984,236.

During the year ended December 31, 2022, cash paid for amounts included for the measurement of finance lease liabilities was $427,113, and the Company recorded finance lease expenses included in other income (expenses) of $323,081.

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$3,271,997	$6,925,807

Operating lease liabilities – current	$561,182	$846,544
Operating lease liabilities – long-term	2,710,815	6,154,064
Total operating lease liabilities	$3,271,997	$7,000,608

Finance leases:
Property and equipment, at cost	$3,877,955	$3,334,830
Accumulated depreciation	(544,653)	(336,337)
Property and equipment, net	$3,333,302	$2,998,494

Finance lease liabilities – current	$399,198	$373,824
Finance lease liabilities – long-term	2,384,011	2,499,591
Total finance lease liabilities	$2,783,209	$2,873,415

Weighted average remaining lease term:
Operating leases	9.6	8.9
Finance leases	5.4	5.9

Weighted average discount rate:
Operating leases	6.2%	6.5%
Finance leases	2.2%	2.8%

Maturities of lease liabilities at December 31, 2022 were as follows:

	Operating lease	Finance lease
2023	$745,898	$516,175
2024	604,324	517,076
2025	315,007	513,658
2026	304,595	478,441
2027	304,595	1,016,291
Thereafter	2,056,019	190,659
Total payment under lease agreements	4,330,439	3,232,300
Less imputed interest	(1,058,442)	(449,091)
Total lease liability	$3,271,997	$2,783,209

NOTE 7 - INTANGIBLE ASSETS

At December 31, 2022 and December 31, 2021, other intangible assets, net of accumulated amortization, consisted of customer relationships acquired in connection with the purchase of BS Plastic A/S and the cost of patent applications for the Company’s products.

Intangible assets consisted of the following at December 31, 2022 and December 31, 2021:

	2022	2021
Customer relationships	$473,308	$502,957
Patent cost	177,875	189,017
	651,183	691,974
Less Accumulated amortization	(438,250)	(357,231)
Intangible assets, net	$212,933	$334,743

Amortization expense amounted to $81,019 and $108,471 for the year ended December 31, 2022 and 2022, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2023	102,077
2024	70,523
2025	7,415
2026	7,415
2027	7,415
Thereafter	18,088
$212,933

NOTE 8 - LINES OF CREDIT

In connection with certain orders, the Company provides to customers a working guarantee, prepayment guarantee, or security bond. For that purpose, the Company has a guaranteed credit line of EUR 1,350,000 (approx. $1,440,000) secured by a cash deposit. As of December 31, 2022, our bank has issued working guaranties of $281,584 to customers against the credit line.

NOTE 9 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior Convertible Note (the “Note”) maturing on October 1, 2023 and 80,000 shares of our common stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity ( October 1, 2023), or earlier upon redemption or repurchase as set forth in the Note. The Note was convertible into shares of Common Stock pursuant to the terms of the Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 100.6749 shares of Common Stock per $1,000 of principal amount of the Note. The conversion rate was subject to anti-dilution adjustments, including for stock dividends, splits, and combinations; issuances of options, warrants, or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. Beginning on March 1, 2022, the Company paid the first monthly installment of $840,000 in cash.

As of June 22, 2022, the Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875.

The components of the Convertible Note are as follows:

	December 31, 2022	December 31, 2021
Convertible Note	$-	16,800,000
Less: unamortized debt issuance costs	-	(2,213,064)
Convertible Note payable	$-	$14,586,936

Current portion of Convertible Note payable	-	8,400,000
Convertible Note payable, less current portion	-	6,186,936
Convertible Note payable	$-	$14,586,936

For the year ended December 31, 2022 and 2021, the Company recognized interest expense of $308,958 and $547,917, respectively, and $2,213,065 and $835,331, respectively, related to the amortization of debt issuance costs.

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

As a result, the Company recorded an initial debt discount of $695,749, based on the relative fair value of the warrants and notes issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 2.5 years, stock price of $0.43, exercise price of $0.65, volatility of 80.8%, risk-free rate of 3.13%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the note. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

The components of notes payable are as follows:

	December 31, 2022	December 31, 2021
Senior Promissory Notes	$6,000,000	-
Less: unamortized debt discount	(519,686)	-
Senior Promissory Notes payable	$5,480,314	$-

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	5,480,314	-
Senior Promissory Notes payable	$5,480,314	$-

For the year ended December 31, 2022, and 2021, the Company recognized interest expense of $0 and $0, respectively, and $176,063 and $0, respectively, related to the amortization of the debt discount.

NOTE 10 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

In 2022 The Company was in dialogue with a former client regarding marine waste-water treatment systems delivered in 2019, related to a potential warranty claim due to corrosion on certain parts and components, with a total estimated remediation cost of $1.5 million. The Company disputed the claim in full, resulting in a settlement agreement signed in the fourth quarter with expected remediation work in 2023. The cost of any remediation work is expected to be covered in the warranty accrual amount.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and the cost per claim.

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet for the fiscal years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Balance at January 1,	$962,313	$1,056,613
Warranty costs charged to cost of goods sold	86,256	177,302
Utilization charges against reserve	(93,653)	(191,068)
Foreign currency effect	(56,844)	(80,534)
Balance at December 31,	$898,072	$962,313

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition, and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Actual results could differ from these estimates.

As of December 31, 2022, the Company had net operating loss carry-forwards of approximately $26,734,381 for U.S. federal tax purposes, expiring through 2041; approximately $20,352,624 for Danish tax purposes, which do not expire; approximately $444,303 for German tax purposes, which do not expire; approximately $577,266 for Singapore tax purposes, which do not expire; and approximately $1,950,649 for Chinese tax purposes, which expires in 2027.

As of December 31, 2022 and December 31, 2021, the Company established a valuation allowance of $6,510,000 and $5,364,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively; $5,226,000 and $3,506,000 for the tax components of LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Emission Control, and LiqTech Water Projects, respectively; $124,000 and $132,000 for the tax components of LiqTech Germany, respectively; $98,000 and $104,000 for the tax components of LiqTech Singapore, respectively; and $488,000 and $193,000 for LiqTech China, respectively, as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry-forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2022 was $1,146,000, $1,720,000, $(8,000), $(6,000), and $295,000 for the US, Danish, German, Singaporean, and Chinese components, respectively. The change in the valuation allowance for the year ended December 31, 2021 was $(30,000), $1,824,000, $(11,000), $(9,000), and $193,000 for the US, Danish, German, Singaporean, and Chinese components, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax assets and liabilities at December 31, 2022 and December 31, 2021:

	2022	2021
Excess of tax over financial accounting	$973,859	$708,825
Reserve for excess and obsolete inventory	145,910	49,615
Accrued expenses	-	4,305
Accrued interest	-	13,125
Discount amortization	640,163	175,420
Deferred compensation	-	52,500
Net operating loss carryover	11,057,361	9,959,356
Excess of book over tax depreciation	(272,243)	(343,294)
Excess of book over tax work in progress	(253,930)	(587,469)
Valuation allowance	(12,445,765)	(10,257,162)
	$(154,645)	$(224,779)
Distributed as:
Long-term deferred tax asset	-	-
Long-term deferred tax liability	(154,645)	(224,779)
	$(154,645)	$(224,779)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Computed tax at expected statutory rate	$(3,025,369)	$(2,349,899)
State and local income taxes, net of federal benefit	(1,532)	(1,387)
Non-US income taxed at different rates	(138,596)	(101,856)
Deferred compensation	52,500	(31,500)
Non-deductible expenses	2,749	1,565
Non-taxable income	(541)	-
Change in valuation allowance	3,035,205	2,209,294
Other	(161,826)	210,747
Income tax expense (benefit)	$(237,410)	$(63,036)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Current income taxes:
Danish	$(181,417)	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Deferred income taxes:
Book in excess of tax depreciation	$(346,154)	$(309,719)
Work in progress	(294,233)	(174,093)
Net operating loss carryover	(2,041,211)	(2,667,221)
Valuation allowance	2,319,705	2,811,619
Deferred compensation	(52,500)	31,500
Accrued interest	(13,125)	13,125
Discount amortization	464,744	175,420
Accrued vacation	(4,305)	4,305
Reserve for obsolete inventory	(88,915)	52,028
Deferred tax expense (benefit)	$(55,994)	$(63,036)
Total tax expense (benefit)	$(237,410)	$(63,036)

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files Danish, Chinese, U.S. federal and Minnesota state income tax returns. LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Emission Control, and LiqTech Water Projects are generally no longer subject to tax examinations for years prior to 2017 for their Danish tax returns. LiqTech NA is generally no longer subject to tax examinations for years prior to 2017 for U.S. federal and state tax returns.

NOTE 12 - EARNINGS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options, warrants, and Restricted Stock Units have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

For the year ended December 31, 2022, the Company had outstanding balances of 2,408,892 RSUs, 31,440,000 prefunded warrants, and 4,480,000 warrants, all exercisable for shares of Common Stock

For the year ended December 31, 2021, the Company had outstanding balances of 149,636 RSUs and 1,015,000 prefunded warrants outstanding to issue common stock.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock -- The Company has 100,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2022 and 2021, respectively, there were 43,986,079 and 21,285,706 common shares issued and outstanding.

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

Liquidation Rights -- In the event of any liquidation, dissolution, or winding-up of affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters -- Holders of common stock have no conversion, preemptive, or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our common stock. All of the issued and outstanding shares of common stock on the date of this Annual Report are validly issued, fully paid, and non-assessable.

Preferred Stock -- Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of December 31, 2022 and 2021, there were no preferred shares issued and outstanding.

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

On May 19, 2022, the Company exercised in full the option to issue 6,900,000 shares of Common Stock as part of the overallotment of $3,450,000, resulting in the closing of its previously announced public offering of $26,450,000 to fund working capital, general corporate purposes, and partial repayment of its Senior Convertible Note. Total transaction costs related to the combined public offering of $26,450,000 amounted to $1,996,469.

On August 25, 2022, the Company issued 8,333 shares of Common Stock to settle RSUs for services provided by the Board of Directors.

On November 29, 2022, the Company issued 9,208 shares of Common Stock to settle RSUs for services provided by management in 2022.

On December 30, 2022, the Company issued 80,000 shares of Common Stock to settle RSUs as per the terms outlined in the Separation Agreement.

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

On May 17, 2022, the Company entered a warrant purchase agreement with existing shareholders to purchase 30,425,000 shares of common stock at an offering price of $0.499 per prefunded warrant, which represents the offering price of $0.50 per share of the Company’s common stock less the $0.001 per share exercise price for each pre-funded warrant, for total gross proceeds of approximately $15,182,075 as part of the Company’s public offering of common stock and pre-funded warrants totaling $23,000,000 before underwriting discounts, commissions, and offering expenses payable by the Company.

On June 23, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement. Additionally, as part of the transaction, the Company issued 230,000 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $0.65 per share, a term of five years, and are exercisable for cash at any time.

The following is a summary of the periodic changes in warrants outstanding for the years ended December 31, 2022 and 2021:

	2022	2021
Warrants outstanding at January 1	1,015,000	515,000
Warrants issued in connection with public offering and private placement	34,905,000	-
Common stock exchanged to prefunded warrant	-	500,000
Warrants outstanding at December 31	35,920,000	1,015,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At December 31, 2022, 1,387,347 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant. Further, the Company has granted shares of Common Stock in the third quarter to management as part of the Incentive Plan, totaling 625,000 shares related to the onboarding of the new Chief Executive Officer, which vest over a three-year period.

In 2022, The Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At December 31, 2022, 1,021,545 RSUs were granted and outstanding under the Incentive Plan.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $934,423 and $481,105 for the years ended December 31, 2022 and 2021, respectively. On December 31, 2022, the Company had $639,129 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of December 31, 2022 and changes during the period are presented below:

	December 31, 2022
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2021	149,636	$6.59	$-
Granted	2,574,871	0.77	-
Vested and settled with share issuance	(164,523)	(3.58)	-
Forfeited	(151,093)	(6.20)	-
Outstanding, December 31, 2022	2,408,892	$0.63	$-

NOTE 14 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics, and Plastics. Effective as of January 1, 2020, the group structure was changed so that shared group activities were transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Year Ended December 31,
Revenues	2022	2021
Water	$5,297,286	$7,196,465
Ceramics	6,844,861	7,183,868
Plastics	3,528,606	3,615,681
Other	311,685	277,428
Total consolidated revenue	$15,982,438	$18,273,442

	For the Year Ended December 31,
Loss	2022	2021
Water	$(1,072,530)	$(1,411,196)
Ceramics	(4,648,768)	(3,330,840)
Plastics	(794,942)	(1,317,293)
Other	(7,652,867)	(5,067,631)
Total consolidated Loss	$(14,169,107)	$(11,126,960)

	For the Year Ended December 31,
Total assets	2022	2021
Water	$7,781,211	$7,767,679
Ceramics	13,808,529	13,961,057
Plastics	1,099,019	1,645,879
Other	17,436,896	21,680,077
Total consolidated assets	$40,125,655	$45,054,692

NOTE 15 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The following table presents customers accounting for 10% or more of the Company’s net sales:

	For the Year Ended December 31,
	2022	2021
Customer A	13%	-%
Customer B	-%	12%
Customer C	-%	10%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivable:

	December 31, 2022	December 31, 2021
Customer B	-%	16%
Customer C	20%	-%
Customer D	17%	-%
Customer E	10%	-%
Customer F	-%	11%

As of December 31, 2022, approximately 65% of the Company’s assets were located in Denmark, 33% were located in the U.S., and 2% were located in China. As of December 31, 2021, approximately 61% of the Company’s assets were located in Denmark, 26% were located in the U.S., and 13% were located in China.

NOTE 16 - SUBSEQUENT EVENTS

On January 3, 2023, the Company issued 18,719 common shares to settle RSUs. The RSUs were valued at $110,250 for services provided by the Board of Directors in 2022. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On January 3, 2023, the Company issued 1,266,643 common shares to settle RSUs. The RSUs were valued at $674,164 for services provided by management in 2022. The Company is recognizing the stock-based compensation of the award over the requisite service period.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were not effective due to material weaknesses in internal controls over financial reporting, described below

Notwithstanding this finding, we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2022, the Company was not subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were not effective due to material weaknesses in internal controls over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2022 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2023 by improving competencies and processes. Further, the Company implemented a new ERP system along with other IT programs to help reinforce its controls and processes, and these investments are an important step in the remediation of the material weaknesses. During 2022, the Company introduced an updated Delegation of Authority, with the overall purpose to provide clarity for all employees on the extent to which they can commit the Company and at the same time provide the Company with assurance that decisions about agreements are made by the appropriate functions and employees. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

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

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)        Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2022 and December 31, 2021 is included in this Annual Report on Form 10-K:

a.          Valuation and Qualifying Accounts for the years ended December 31, 2022 and December 31, 2021.

	2022	2021
Bad debt expense	(24,534)	(28,499)
Reserve for obsolete inventory	404,160	162,651

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2022
Allowance for inventory obsolescence	$268,470	$404,160	$(9,403)	$663,227
Allowance for doubtful accounts	409,076	(24,534)	(324,983)	59,559
Totals	$677,546	$379,626	$(334,386)	$722,786

Year Ended December 31, 2021
Allowance for inventory obsolescence	$723,949	$162,651	$(618,129)	$268,470
Allowance for doubtful accounts	498,044	(28,499)	(60,469)	409,076
Totals	$1,221,993	$134,152	$(678,598)	$677,546

	2022	2021
Allowance for doubtful accounts at the beginning of the period	$409,076	$498,044
Bad debt expense	(24,534)	(28,499)
Receivables written off during the periods	(295,778)	(24,415)
Effect of currency translation	(29,205)	(36,054)
Allowance for doubtful accounts at the end of the period	$59,559	$409,076

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

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of May 21, 2021	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

4.4	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

4.5	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.6	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 17, 2022

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 24. 2022

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.3	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.4	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 5, 2019

10.5	Securities Purchase Agreement, by and among the Company and HT Investments MA, LC	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on March 30, 2021

10.6	Form of Senior Convertible Note due 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on March 30, 2021

10.7	Form of Exchange Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on August 20, 2021

10.8	Lease Agreement for the China Premises	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 28, 2021

10.9	Executive Services Agreement by and between Liqtech Holding A/S and Simon Stadil	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on November 30, 2021

10.10	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to the Company’s Form S-8 as filed with the SEC on January 27, 2014

10.11	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.12	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.13	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.14*	Executive Services Agreement, dated July 26, 2022, by and between LiqTech Holdings A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2022

10.15*	LiqTech International, Inc. 2022 Equity Incentive Plan	Incorporated by reference to Annex A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act filed with the SEC on October 3, 2022

10.16	Exclusivity Agreement for Collaboration, Marketing and Deployment of Products and Associated Services, dated November 11, 2022, by and between the Company and NESR	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 17, 2022

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

* Denotes management contract or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 22, 2023
	By:	/s/ Fei Chen
Fei Chen Chief Executive Officer and Principal Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Mark Vernon	Chairman of the Board of Directors	March 22, 2023
Mark Vernon

/s/ Fei Chen	President, Chief Executive Officer, Principal Executive Officer and Director	March 22, 2023
Fei Chen

/s/ Simon Stadil	Chief Financial Officer, Principal Financial and Accounting Officer	March 22, 2023
Simon Stadil

/s/ Alexander Buehler	Director	March 22, 2023
Alexander Buehler

/s/ Peyton Boswell	Director	March 22, 2023
Peyton Boswell

/s/ Richard Meeusen	Director	March 22, 2023
Richard Meeusen