Form 10-K/A
period 2022-12-31
LIQTECH INTERNATIONAL INC
filed 2023-04-28
CIK 1307579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No   ☒

On June 30, 2022, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $0.45 per share on June 30, 2022 was $19,749,842. As of April 28, 2023, there were 45,271,441 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of LiqTech International, Inc. (“LiqTech” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14). This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 22, 2023.

Name	Age	Titles
Mark Vernon	70	Chairman of the Board
Fei Chen	59	Chief Executive Officer (Principal Executive Officer), Director
Simon Stadil	40	Chief Financial Officer (Principal Financial and Accounting Officer)
Alexander Buehler	47	Director
Peyton Boswell	52	Director
Rich Meeusen	68	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Mark Vernon. Mr. Vernon has served as a Director of LiqTech International, Inc. since February 26, 2013 and as Chairman of the Board of Directors since July 2, 2018. Mr. Vernon most recently served as a Director of Neles Oyj, a Finland-based industrial process valve company. Mr. Vernon served nine years as a Director of Senior plc, a UK-based aerospace and industrial engineering business. Mr. Vernon has had a long career in the industrial engineering industry and has wide international business experience. Mr. Vernon previously served as Chief Executive Officer and Director of Spirax-Sarco Engineering plc (London Stock Exchange: SPX), an industrial engineering business for industrial steam systems and peristaltic pumps. He also served previously as Group Vice President of Flowserve’s Flow Control Business, Group Vice President of Durco International and President of Valtek International. Mr. Vernon earned a BSc degree (magna cum laude) from Weber State University.

Fei Chen. Ms. Chen has served as a Director and Chief Executive Officer since September 12, 2022. Ms. Chen most recently served as Senior Vice President, Global Commercials of Topsoe A/S (“Topsoe”), a world leader in catalysts and chemical processes for clean energy, with revenue of DKK 6.225 billion (approx. US$850 million) in 2021. Prior to serving as Senior Vice President of Topsoe, Ms. Chen served as its Vice President of Chemical Technology Business and Sales (2017-2020) and Vice President of Global Research and Development (2014-2017). Additionally, Ms. Chen has served as a Board Member of Liquid Wind AB (Sweden) since 2021 and a Board Member of Jiangsu JiTRI-Topsoe Clean Energy Research and Development Co. Ltd. (China) since 2018. From 2013 to 2018, Ms. Chen also served as a Board Member of Brunata International A/S (Denmark). Ms. Chen earned her Ph.D. in Polymer Materials from the Technical University of Denmark (DTU) and holds a Master of Biochemical Engineering degree and a Bachelor of Chemical Engineering from Zhejiang University in China. She also attended the IMD Business School where she received certificates in Business Financing and Advanced High-Performance Leadership. She also graduated from the Stanford Executive Program at the Stanford Graduate School of Business.

Alexander Buehler. Mr. Buehler has served as a Director since August 11, 2017. He most recently served as the Company’s Interim CEO from March 17, 2022, to September 12, 2022, before which he served as President and CEO of the Brock Group, a leading industrial services provider to multiple industries. Prior thereto, Mr. Buehler served as the EVP of Global Resources for Intertek, the President and CEO of Energy Maintenance Services, and the CFO of Energy Recovery. Mr. Buehler also serves on the Board of Energy Recovery, and he has previously served on the Board of Viscount Systems. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Peyton Boswell. Mr. Boswell has served as a Director since August 11, 2017. Mr. Boswell is the Managing Director of Woodfield Renewables and previously served as the Chief Executive Officer of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions that he co-founded in 2010. Prior to entering the solar industry, Mr. Boswell was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America. Mr. Boswell is a Chartered Financial Analyst (CFA) and has earned a BA from Cornell University and holds an MBA from Columbia Business School.

Richard Meeusen. Mr. Meeusen has served as a Director since August 26, 2020 and currently serves as the Chairman of each of the Audit Committee and Compensation Committee. Mr. Meeusen most recently served as President, Chief Executive Officer and Chairman of Badger Meter, Inc., a publicly traded international manufacturer and seller of flow measurement equipment, primarily to the water industry. Mr. Meeusen retired as Chief Executive Officer on December 31, 2018 after serving 17 years as the company’s Chief Executive Officer and, before that, 7 years as its Chief Financial Officer. Prior to Badger Meter, Mr. Meeusen was Chief Financial Officer of Zenith Sintered Products and, before that, worked for Arthur Andersen & Co as a Senior Manager. In addition to his board service at LiqTech, Mr. Meeusen previously served for 16 years as a director of Menasha Corporation, a $2 billion privately-held packaging and display equipment company and for 8 years on the board of Serigraph Corporation. Mr. Meeusen founded The Water Council in 2007, a 180-member company industry trade group where he still serves as a director. Mr. Meeusen earned an MBA degree from the Kellogg School of Management at Northwestern University.

Simon Stadil. Mr. Stadil, age 40, has served as Chief Financial Officer of LiqTech International, Inc. since November 15, 2021.Prior to such time, he served as Director of Treasury & Investor Relations (2013-2016), Regional CFO Americas and Africa (2017-2019), and Vice President of Global Finance (2019-2021) of Welltec, an international provider of robotic well solutions for the oil and gas industry with approximately $300 million in annual revenue. Additionally, Mr. Stadil served as Assistant Funding Manager within the Danish renewable & utility company Ørsted from 2008 to 2009, as well as Assistant Vice President within the Nordic Investment Banking Division at Barclays Capital in London from 2010 to 2012. Mr. Stadil holds a Bsc. in Business Administration and a Msc. in Economics and Finance (Cand.Merc.Fir) from Copenhagen Business School.

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

Ms. Chen’s substantial leadership experience with an emphasis on expansion and commercial scaling, and her particular industry knowledge of water treatment, chemical, and clean energy operations, make her a valuable member of the Board.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Independence

The Board has determined that on the date of the Meeting, Messrs. Vernon, Buehler, Boswell, and Meeusen are independent as that term is defined in the listing standards of The Nasdaq Capital Market. Pursuant to the Nasdaq Rules, Mr. Buehler was not independent while serving as the Interim Chief Executive Officer, but such service on an interim basis did not disqualify him from being considered independent following such service, as the interim service did not last longer than one year. In addition, the compensation Mr. Buehler received for his CEO transition services after the termination of his service as Interim Chief Executive Officer was less than $120,000. In making its determinations, our Board has concluded that none of our independent directors has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year, and Mark Vernon presides over such meetings of independent directors.

Director Attendance at Board and Stockholder Meetings

The Board of Directors met formally nineteen times during 2022. During 2022, each director attended at least 75% of the meetings of the Board and the committees upon which he serves. We do not have a policy regarding director attendance at our annual meetings of stockholders.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance & Nominating Committee
Richard Meeusen*	Richard Meeusen *	Mark Vernon *
Mark Vernon	Mark Vernon	Richard Meeusen
Peyton Boswell	Peyton Boswell	Peyton Boswell
Alexander Buehler	Alexander Buehler	Alexander Buehler

* Chairman of the committee

Audit Committee

Our Audit Committee consists of Richard Meeusen (Chair), Mark Vernon, Peyton Boswell, and Alexander Buehler, each of whom is an independent director as defined in the NASDAQ and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board has determined that Mr. Meeusen is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements. We have implemented a written charter for our Audit Committee, available at www.liqtech.com, that provides that our Audit Committee is responsible for:

●	appointing, compensating, retaining, overseeing, and terminating our independent auditors and pre-approving all audit and non-audit services permitted to be performed by the independent auditors;
●	discussing with management and the independent auditors our annual audited financial statements, our internal control over financial reporting, and related matters;
●	reviewing and approving any related party transactions;
●	meeting separately, periodically, with management, the internal auditors and the independent auditors;
●	annually reviewing and reassessing the adequacy of our Audit Committee charter;
●	such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time; and
●	reporting regularly to the Board of Directors.

During the fiscal year ended December 31, 2022, the Audit Committee met four times.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2022 with our management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the Securities and Exchange Commission. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Members of the Audit Committee:

Richard Meeusen (Chair)
Mark Vernon
Peyton Boswell
Alexander Buehler

Compensation Committee

Our Compensation Committee consists of Richard Meeusen (Chair), Mark Vernon, Peyton Boswell, and Alexander Buehler, each of whom is an independent director as defined in the NASDAQ rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our Compensation Committee, available at www.liqtech.com, which provides that our Compensation Committee is responsible for:

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

The Compensation Committee has the principal responsibility for the compensation plans of the Company, particularly as applied to the compensation of executive officers and directors. The Compensation Committee Charter sets forth the authority and responsibilities of the Compensation Committee for the performance evaluation and compensation of the Company’s CEO, executive officers and directors, and significant compensation arrangements, plans, policies and programs of the Company. The Compensation Committee has authority to retain such outside counsel, experts and other advisors as it determines to be necessary to carry out its responsibilities, including the authority to approve an external advisor’s fees and other retention terms on behalf of the Company. Pursuant to the Compensation Committee Charter, the Company shall provide appropriate funding to the Compensation Committee, as determined by the Compensation Committee in its capacity as a Committee of the Board, for payment of compensation to any outside advisors engaged by the Compensation Committee.

The Compensation Committee annually reviews and approves the corporate goals and objectives relevant to CEO compensation and evaluates the CEO’s performance in light of such goals and objectives. Based on this evaluation, the Compensation Committee makes and annually reviews decisions regarding: (i) salary paid to the CEO; (ii) the grant of all cash-based bonuses and equity compensation to the CEO; (iii) the entering into or amendment or extension of any employment contract or similar arrangement with the CEO; (iv) any CEO severance or change in control arrangement; and (v) any other CEO compensation matters as from time to time may be directed by the Board. In determining the long-term incentive component(s) of the CEO’s compensation, the Compensation Committee considers the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at companies that the Compensation Committee determines comparable based on factors it selects and the incentive awards given to the Company’s CEO in prior years.

The Compensation Committee also meets with the CEO within 90 days after the commencement of each fiscal year to discuss the compensation programs to be in effect for the Company’s executive officers for such fiscal year and to review and approve the corporate goals and objectives relevant to those programs. In light of these goals and objectives, the Compensation Committee makes and annually reviews decisions regarding: (i) salary paid to the executive officers; (ii) the grant of cash-based bonuses and equity compensation provided to the executive officers; (iii) performance targets for executive officers; (iv) the entering into or amendment or extension of any employment contract or similar arrangement with the executive officers; (v) executive officers’ severance or change in control arrangements; and (vi) any other executive officer compensation matters as from time to time may be directed by the Board. In determining the long-term incentive component(s) of the executive officer’s compensation, the Compensation Committee considers the Company’s performance and relative stockholder return, the value of similar incentive awards to executive officers at companies that the Compensation Committee determines comparable based on factors it selects and the incentive awards given to the Company’s executive officers in prior years.

During the fiscal year ended December 31, 2022, the Compensation Committee met three times.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Mark Vernon (Chair), Peyton Boswell, Richard Meeusen, and Alexander Buehler, each of whom is an independent director as defined in the NASDAQ rules. We have implemented a written charter for our Governance and Nominating Committee that provides that our Governance and Nominating Committee is responsible for:

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

In making nominations, the Governance and Nominating Committee intends to submit candidates who have high personal and professional integrity, who have demonstrated exceptional ability and judgment and who are effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders. In evaluating nominees, the Governance and Nominating Committee intends to take into consideration attributes such as leadership, independence, interpersonal skills, financial acumen, business experiences and industry knowledge.

One of the primary responsibilities of the Governance and Nominating Committee is to make appropriate recommendations to the Board for the appointment or re-appointment of directors. The Company seeks to have directors who, in addition to relevant technical, commercial and securities expertise, meet the highest standards of personal integrity, judgment and critical thinking, and an ability to work in an open environment with other directors to further the interests of the Company and its stockholders. In recommending appointments to the Board, the Governance and Nominating Committee is mindful of the overall balance of the skills, knowledge and experience of Board members against the current and future requirements of the Company and of the benefits of diversity. The Company recognizes the importance of diversity at all levels of the Company as well as on the Board and considers overall Board balance and diversity when appointing new directors. Board appointments are, in the final analysis, made on merit.

The Company employs multiple strategies in identifying director nominees, including the obtaining of recommendations from security holders, recommendations from current directors, and from the Company’s corporate advisors. The Company also utilizes professional recruitment firms, as may be required, in seeking qualified director nominees. The qualifications of director nominees are evaluated by the Governance and Nominating Committee to determine if the director nominees have the requisite technical and commercial expertise to maintain a proper balance of skills required by the Board. There are no differences in the evaluation of director nominees recommended by security holders. Director nominees are interviewed in depth by the Governance and Nominating Committee and the Board to further qualify the director nominees and evaluate the personal integrity and character of the candidate.

During the fiscal year ended December 31, 2022, the Governance and Nominating Committee met one time.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of the Nominees has been involved in any legal proceeding that is material to the evaluation of their ability or integrity relating to any of the items set forth under Item 401(f) of Regulation S-K. None of the Nominees is a party adverse to the Company or any of its subsidiaries in any material proceeding or has a material interest adverse to the Company or any of its subsidiaries.

Code of Ethics

Effective January 1, 2012, the Board adopted a Code of Conduct and Ethics with the purpose of assuring that all employees and officers of the Company and its subsidiaries understand and adhere to high ethical standards of conduct. The Code of Conduct and Ethics emphasizes employees’ obligations of civil responsibility, loyalty to the Company, compliance with applicable laws, non-disclosure of trade secrets, and abstinence from improper political payments and activity. A copy of the Code of Conduct and Ethics is available on the Company website at https://liqtech.com/media/afijs2es/code_of_conduct_and_ethics.pdf.

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were complied with during 2022, except for the following filings:

1.	Larry Lytton, a greater than 10% stockholder, filed a late Form 4 on January 25, 2022.
2.	Fei Chen filed a late Form 4 on September 15, 2022 for a RSU grant made on September 12, 2022.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2022 and 2021 earned by or paid to our Chief Executive Officer and our Chief Financial Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other ($) (5)	Total
Fei Chen, President & Chief Executive Officer (2)
	2022	$386,105		$350,000				$35,857	$771,962

Alexander Buehler, Interim Chief Executive Officer (3)
	2022	$243,290		$549,164					$792,454

Sune Mathiesen, Chief Executive	2022	$370,758		$41,600				$12,908	$425,266
Officer (4)	2021	$365,787	$100,000	$397,587				$36,655	$900,029

Simon Stadil, Chief Financial Officer (6)	2022	$271,363	$100,000	$375,000				$24,383	$770,746
	2021	$259,099						$25,909	$285,008

(1)
Total salaries for Messrs. Mathiesen and Stadil for 2021 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.5612, as of December 31, 2021. Total salaries for Ms. Chen and Messrs. Mathiesen and Stadil for 2022 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2021 or December 31, 2022, or at any other rate.

(2)
Ms. Chen became our President & Chief Executive Officer in September 2022. Pursuant to her employment agreement, Ms. Chen is entitled to an annual base salary of approximately $358,567 based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022.

(3)
Mr. Buehler became our Interim Chief Executive Officer in March 2022. Pursuant to the interim agreement, Mr. Buehler was entitled to an annual base salary of approximately $415,000. However, the agreement was terminated in September 2022, due to the appointment of Ms. Chen as President & Chief Executive Officer. Mr. Buehler also received $18,500 during 2022 for his services on the Board of Directors.

(4)
Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen was entitled to an annual base salary of approximately $387,252 based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022. Total income for the year ended December 31, 2022 also reflects terms agreed in the separation and release agreement.

(5)
Pursuant to Ms. Chen’s employment agreement, Ms. Chen received $35,857 of contribution from the Company to her individual retirement account in 2022. Pursuant to Mathiesen’s employment agreement, Mr. Mathiesen’s received $12,908 and $36,655 of contributions from the Company to his individual retirement account in 2022 and 2021. Pursuant to Mr. Stadil’s employment agreement, Mr. Stadil received $24,383 and $25,909 of contributions from the Company to his retirement account in 2022 and 2021.

(6)
Mr. Stadil became our Chief Financial Officer in November 2021. Pursuant to his employment agreement, Mr. Stadil is entitled to an annual base salary of approximately $243,825 based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022.

Employment Arrangements

During the year ended December 31, 2022, we had employment agreements with Ms. Chen and Messrs. Buehler, Mathiesen and Stadil. A description of each agreement is set forth below.

Chen Agreement

Effective September 12, 2022 the Company’s Board of Directors appointed Ms. Fei Chen to serve as President and Chief Executive Officer of the Company and as a Director of the Company pursuant to an Executive Services Agreement, dated July 26, 2022, by and between Ms. Chen and LiqTech Holding (the “Chen Agreement”). The Chen Agreement provided as of December 31, 2022 for an annual base salary set at DKK 2,500,000 (or approximately $358,567 based on the currency exchange rate of $1 = DKK 6.9722 as of December 31, 2022) and taxable car allowance set at DKK 192,000 (or approximately $27,538 based on the currency exchange rate of $1 = DKK 6.9722 as of December 31, 2022) and an annual cash bonus of up to 150% of her annual salary if certain performance targets are met, as determined annually by the Company’s Compensation Committee. During 2022, Ms. Chen was eligible for a performance bonus of DKK 48,077 (approx. USD $6,600) for each week of employment. Ms. Chen is entitled to an annual grant of up to 100% of the base salary payable in restricted stock units vesting over a 3-year period. The Chen Agreement also provides that Ms. Chen was granted on her employment start date a grant of restricted stock equal to USD $350,000, which shall vest in three equal annual installments over the next three years so long as Ms. Chen remains employed by the Company. Ms. Chen is entitled to six weeks of vacation, home internet service, a LiqTech Holding mobile phone, a LiqTech Holding laptop and reimbursement of LiqTech Holding-related travel expenses. LiqTech Holding may terminate the Chen Agreement upon not less than twelve months prior notice, and Ms. Chen may terminate the Chen Agreement with six months prior notice.

Buehler Agreement

On March 18, 2022 Mr. Alexander Buehler was appointed Interim Chief Executive Officer of the Company. Pursuant to the terms of the interim agreement, in consideration for his services, Mr. Buehler received an annual base salary of USD $415,000, earned and paid pro-rata for the number of weeks served as Interim Chief Executive Officer. Mr. Buehler was entitled to an annual share grant of $933,750 earned pro-rata for the number of weeks served as Interim Chief Executive Officer, which vested on January 1, 2023. Furthermore, Mr. Buehler received a share grant of $47,753 for his post-interim Chief Executive Officer service for CEO-transition services, which vested on January 1, 2023. Mr. Buehler was also entitled reimbursement of LiqTech International-related travel expenses.

Mathiesen Agreement

Effective July 30, 2014 the Company’s Board of Directors appointed Mr. Sune Mathiesen to serve as Chief Executive Officer of the Company and as a Director of the Company pursuant to a Director Contract, dated July 15, 2014 (updated on October 15, 2018), by and between Mr. Mathiesen and LiqTech Holding (the “Director Agreement”). The Director Agreement provided as of December 31, 2021 for an annual base salary set at DKK 2,400,000 (or approximately $344,224 based on the currency exchange rate of $1 = DKK 6.9722 as of December 31, 2022) and an annual cash bonus of 100% - 150% of the Director’s annual salary if certain performance targets are met, as determined annually by the Company’s Compensation Committee. Mr. Mathiesen was entitled to five weeks of vacation, home internet service, a company car or equivalent taxable allowance, a LiqTech Holding mobile phone, a LiqTech Holding laptop and reimbursement of LiqTech Holding-related travel expenses. LiqTech Holding could terminate the Mathiesen Agreement upon not less than twelve months prior notice, and Mr. Mathiesen could terminate the Mathiesen Agreement with twelve months prior notice. Mr. Mathiesen began a leave of absence on March 17, 2022, and on May 12, 2022, resigned from the role of Chief Executive Officer. Effective from May 12, 2022, the Company and Mr. Mathiesen entered a separation agreement and release that terminated the Director Agreement.

Stadil Agreement

On November 23, 2021, Mr. Simon Stadil was appointed to serve as Chief Financial officer of the company. Pursuant to the terms of his executive services contract (the “Stadil Executive Agreement”), in consideration for his services, Mr. Stadil will receive a base salary of DKK 1,700,000 (or approximately $243,825 based on the currency exchange rate of $1 = DKK 6.9722 as of December 31, 2022) and taxable car allowance set at DKK 192,000 (or approximately $27,538 based on the currency exchange rate of $1 = DKK 6.9722 as of December 31, 2022) and be eligible for a discretionary annual performance bonus of up to 75% of base salary. Mr. Stadil is entitled to an annual grant of up to 50% of the base salary payable in restricted stock units vesting over a 3-year period. Mr. Stadil is entitled to six weeks of vacation, home internet service, a company car or comparable taxable allowance, a mobile phone, laptop and reimbursement of travel expenses. The Company may terminate the Stadil Executive Agreement upon not less than five months prior notice and Mr. Stadil may terminate the Stadil Executive Agreement with three months prior notice.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by named executive officers as of December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable (#)	Number of Securities Underlying Unexercised Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Fei Chen, CEO	-	-	-	$-	-	625,000	$350,000	-	-
Alexander Buehler, Interim CEO	-	-	-	$-	-	1,021,545	$549,164	-	-
Simon Stadil, CFO	-	-	-	$-	-	735,294	$375,000	-	-

Compensation of Directors

For 2022, the Chairman of the Board was entitled to an annual fee of $63,000; each non-executive director was entitled to $31,500 for services on the Board of Directors; the Audit Committee Chairman was paid an additional annual fee of $11,000 per year, the Compensation Committee Chairman was paid an additional annual fee of $6,500. The Chairman of the Board also receives an automatic annual stock grant in the amount of $73,500 in January each year. Each qualifying non-executive director would receive an automatic annual stock grant in January each year in the amount of $36,750 commencing the first year after full vesting of their initial 25,000 share stock grant that vests over a three-year period. The Company, has not entered any agreements with the Directors of any special compensation in relation to retirement, resignation, change of control or other kinds of events that might lead to the Director leaving the Board of LiqTech International, Inc.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2022.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (2)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark Vernon	63,000	73,500	-	-	-	-	136,500
Peyton Boswell	31,500	36,750	-	-	-	-	68,250
Richard Meeusen	46,248	-	-	-	-	-	46,248

(1)
Our independent directors are entitled to cash compensation of $31,500 per year, the chairman of our Board is entitled to additional $31,500 per year, the chairman of our Audit Committee is entitled to additional $11,000 per year and the chairman of our Compensation Committee is entitled to additional $6,500 per year.

(2)
These amounts represent the aggregate grant date fair value for stock awards granted in 2022, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2023, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) our Chief Financial officer, (iii) all directors and executive officers as a group, and (iv) each person known to us who is known to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Alexander Buehler	2,029,660	4.6%
Mark Vernon	721,093	1.6
Peyton Boswell	557,160	1.3
Richard Meeusen	119,666	*
Simon Stadil	80,000	*
Sune Mathiesen	80,000	*
Fei Chen	-	*
All executive officers and directors as a group (7 persons)	3,587,579	8.2%

5% Shareholders:
Bleichroeder LP (4)	4,522,617	9.99%
Laurence W. Lytton (5)	4,522,617	9.99%
AWM Investment Company, Inc.	2,430,141	5.37%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech Holding A/S, Industriparken 22C, DK-2750 Ballerup, Denmark.

(2)
Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of March 22, 2023. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 45,271,441 shares issued and outstanding as of March 22, 2023.

(4)
Bleichroeder LP is deemed to be the beneficial owner of 4,522,617 shares, or 9.99%, of the common stock ("Common Stock") believed to be outstanding. The 4,522,617 shares include 3,733,289 shares of Common Stock and 789,328 shares of Common Stock issuable upon exercise of warrants. In accordance with the Warrant Agreement, exercise of the warrants is subject to a Beneficial Ownership Limitation (as defined in the agreement) of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise. If there was no 9.99% limit on the exercise of warrants, Bleichroeder LP would be deemed to be the beneficial owner of 27,783,289 shares of Common Stock, representing 34.22% of the outstanding shares of Common Stock.

(5)
Laurence W. Lytton is deemed to be the beneficial owner of 4,522,617 shares, or 9.99%, of the common stock ("Common Stock") believed to be outstanding. The 4,522,617 shares include 3,050,613 shares of Common Stock and 1,472,004 shares of Common Stock issuable upon exercise of warrants. In accordance with the Warrant Agreement, exercise of the warrants is subject to a Beneficial Ownership Limitation (as defined in the agreement) of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise. If there was no 9.99% limit on the exercise of warrants, Laurence W. Lytton would be deemed to be the beneficial owner of 12,690,616 shares of Common Stock, representing 15.63% of the outstanding shares of Common Stock

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

The following table provides information, as of December 31, 2022, regarding the number of shares of Company common stock that may be issued from outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	-	$-	9,923,990	(1)
Total	-		9,923,990	(1)

(1) On August 21, 2013, the Company’s Board of Directors adopted the 2013 LiqTech International, Inc. Share Incentive Plan (the “2013 Plan”). The 2013 Plan authorized awards that equal to 10% of the total outstanding shares of Common Stock on an as-converted basis as of August 21, 2013, (612,788 shares of Common Stock), plus an increase of that number of shares of Common Stock to be added on each of the third, sixth and ninth anniversary of the 2013 Plan’s effectiveness. Accordingly, on August 21, 2019, 2,053,100 shares of Common Stock became authorized under the 2013 Plan. Pursuant to the terms of 2013 Plan, if any award thereunder terminates, expires, or lapses for any reason, any shares subject to such award shall again be available for the grant of an Award pursuant to the 2013 Plan. On December 31, 2022, the number of securities available for future issuance accounts for 1,923,990 shares of Common Stock issued as “Restricted Share Units”, which were not forfeited prior to vesting.

On November 17, 2022, The Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes future issuance of 8,000,000 shares of Common Stock issued as “Restricted Share Units”. On December 31, 2022, the number of securities available for future issuance accounts for 8,000,000 shares of Common Stock issued as “Restricted Share Units”, which were not forfeited prior to vesting.

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

From January 1, 2023 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

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

Audit and Audit-Related Fees

Our independent public accounting firm is Sadler, Gibb & Associates, LLC, Draper, UT, PCAOB Auditor ID PCAOB ID NO: 3627. The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2022 and 2021 and for the review of our quarterly financial statements were $169,000 and $164,000, respectively. Our auditors did not provide any tax compliance, planning services, audit-related services, or other services for the Company other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2022.

Item 15.	Exhibits, Financial Statement Schedules

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of May 21, 2021	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of LiqTech International, Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2017

4.4	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

4.5	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.5	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.6	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 17, 2022

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 24. 2022

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.3	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.4	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 5, 2019

10.5	Securities Purchase Agreement, by and among the Company and HT Investments MA, LC	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on March 30, 2021

10.6	Form of Senior Convertible Note due 2023	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on March 30, 2021

10.7	Form of Exchange Agreement	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on August 20, 2021

10.8	Lease Agreement for the China Premises	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on September 28, 2021

10.9	Executive Services Agreement by and between Liqtech Holding A/S and Simon Stadil	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on November 30, 2021

10.10	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to the Company’s Form S-8 as filed with the SEC on January 27, 2014

10.11	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.12	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.13	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.14*	Executive Services Agreement, dated July 26, 2022, by and between LiqTech Holdings A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2022

10.15*	LiqTech International, Inc. 2022 Equity Incentive Plan	Incorporated by reference to Annex A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act filed with the SEC on October 3, 2022

10.16	Exclusivity Agreement for Collaboration, Marketing and Deployment of Products and Associated Services, dated November 11, 2022, by and between the Company and NESR	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 17, 2022

21.1	List of Subsidiaries	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith.

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith.

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

101. LAB	Inline XBRL Taxonomy Label Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

101. PRE	Inline XBRL Extension Presentation Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 22, 2023.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: April 28, 2023
	By:	/s/ Fei Chen
Fei Chen Chief Executive Officer and Principal Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Mark Vernon	Chairman of the Board of Directors	April 28, 2023
Mark Vernon

/s/ Fei Chen	President, Chief Executive Officer, Principal Executive Officer and Director	April 28, 2023
Fei Chen

/s/ Simon Stadil	Chief Financial Officer, Principal Financial and Accounting Officer	April 28, 2023
Simon Stadil

/s/ Alexander Buehler	Director	April 28, 2023
Alexander Buehler

/s/ Peyton Boswell	Director	April 28, 2023
Peyton Boswell

/s/ Richard Meeusen	Director	April 28, 2023
Richard Meeusen