Form 10-Q
period 2023-03-31
LIQTECH INTERNATIONAL INC
filed 2023-05-11
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2023

or

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

As of May 11, 2023, there were 45,271,441 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2023

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the impacts from the supply chain related disruptions, inflationary pressure, prevailing macro-economic uncertainty and European energy crisis on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	The impact from the prevailing Ukraine and Russia conflict and overall changes to the economic environment and our operational flexibility;

●	Risk of a prolonged period of inflationary pressure including energy shortages and volatile energy and electricity prices in Europe;

●	Our exposure to increased macro-economic uncertainty;

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure adequate access to external financing and liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth and execution of the company strategy;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The exposure to potentially adverse tax consequences;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit, or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$14,309,933	$16,597,371
Accounts receivable, net of allowance for doubtful accounts of $60,628 and $59,559 at March 31, 2023 and December 31, 2022, respectively	2,736,043	2,310,344
Inventories, net of allowance for excess and obsolete inventory of $675,137 and $663,227 at March 31, 2023 and December 31, 2022, respectively	4,421,748	4,062,001
Contract assets	2,447,668	2,253,295
Prepaid expenses and other current assets	2,088,530	1,720,902
Assets held for sale	734,709	723,872

Total Current Assets	26,738,631	27,667,785

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $9,774,851 and $9,046,499 at March 31, 2023 and December 31, 2022, respectively	7,934,496	8,296,807
Operating lease right-of-use assets	3,190,273	3,271,997
Deposits and other assets	457,398	450,038
Intangible assets, net of accumulated amortization of $472,098 and $438,250 at March 31, 2023 and December 31, 2022, respectively	190,779	212,933
Goodwill	230,157	226,095

Total Long-Term Assets	12,003,103	12,457,870

Total Assets	$38,741,734	$40,125,655

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2023	2022
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,215,226	$1,389,355
Accrued expenses	2,699,232	3,087,206
Current portion of finance lease obligations	410,060	399,198
Current portion of operating lease liabilities	579,552	561,182
Contract liabilities	710,604	649,557

Total Current Liabilities	6,614,674	6,086,498

Deferred tax liability	142,946	154,645
Finance lease obligations, net of current portion	2,322,913	2,384,011
Operating lease liabilities, net of current portion	2,610,721	2,710,815
Senior promissory notes payable, less current portion	5,564,842	5,480,314

Total Long-term Liabilities	10,641,422	10,729,785

Total Liabilities	17,256,096	16,816,283

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock; par value $0.001, 100,000,000 shares authorized, 45,271,441 and 43,986,079 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	45,270	43,986
Additional paid-in capital	97,092,877	96,936,988
Accumulated deficit	(69,740,538)	(67,351,035)
Accumulated other comprehensive loss	(5,911,971)	(6,320,567)

Total Stockholders' Equity	21,485,638	23,309,372

Total Liabilities and Stockholders' Equity	$38,741,734	$40,125,655

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

Revenue	$4,011,519	$3,637,236
Cost of goods sold	3,620,177	3,391,695

Gross Profit	391,342	245,541

Operating Expenses:
Selling expenses	1,182,435	1,059,948
General and administrative expenses	1,058,949	1,916,517
Research and development expenses	342,619	602,737

Total Operating Expense	2,584,003	3,579,202

Loss from Operations	(2,192,661)	(3,333,661)

Other Income (Expense)
Interest and other income	51,673	99
Interest expense	(12,001)	(206,461)
Amortization discount on convertible note	(84,528)	(297,338)
Gain (Loss) on currency transactions	(166,278)	75,993

Total Other Income (Expense)	(211,134)	(427,707)

Loss Before Income Taxes	(2,403,795)	(3,761,368)

Income Tax Benefit	(14,292)	(14,994)

Net Loss	$(2,389,503)	$(3,746,424)

Basic and Diluted Loss Per Share	$(0.05)	$(0.18)

Basic and Diluted Weighted Average Common Shares Outstanding	45,228,596	21,350,455

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

Net Loss	(2,389,503)	(3,746,424)

Other Comprehensive Income - Currency Translation, Net	408,596	(355,891)

Total Comprehensive Loss	$(1,980,907)	$(4,102,315)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended March 31, 2023 and March 31, 2022

			Additional	Accumu-	Accumulated Other
	Common Stock		Paid-in	lated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2022	43,986,079	43,986	96,936,988	(67,351,035)	(6,320,567)	23,309,372

Common stock issued in settlement of RSUs	1,285,362	1,284	(1,284)			-

Stock-based compensation			157,173			157,173

Currency translation, net					408,596	408,596

Net Loss				(2,389,503)		(2,389,503)

BALANCE, March 31, 2023	45,271,441	45,270	97,092,877	(69,740,538)	(5,911,971)	21,485,638

BALANCE, December 31, 2021	21,285,706	21,285	70,910,092	(53,181,928)	(4,975,399)	12,774,860

Common stock issued in settlement of RSUs	66,982	67	(67)			-

Stock-based compensation			178,778			178,778

Currency translation, net					(355,891)	(355,891)

Net Income				(3,746,424)		(3,746,424)

BALANCE, March 31, 2022	21,352,688	21,352	71,089,613	(56,928,352)	(5,331,290)	8,851,323

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(2,389,503)	$(3,746,424)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	756,631	746,357
Amortization of discount on convertible notes payable	84,528	297,338
Stock-based compensation	157,173	178,778
Change in deferred tax asset / liability	(14,292)	(14,944)
Changes in assets and liabilities:
Accounts receivable	(379,330)	(237,953)
Inventory	(283,157)	(505,962)
Contract assets	(151,812)	(585,678)
Prepaid expenses and other current assets	(336,388)	(1,399,481)
Accounts payable	791,702	414,995
Accrued expenses	(433,045)	209,038
Operating lease liabilities	(138,699)	(185,804)
Contract liabilities	48,755	(205,206)
Assets held for sale	2,136	-

Total Adjustments	107,201	(1,288,522)

Net Cash used in Operating Activities	(2,285,301)	(5,034,944)

Cash Flows from Investing Activities:
Purchase of property and equipment	(87,470)	(183,031)

Net Cash used in Investing Activities	(87,470)	(183,031)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(98,945)	(91,807)
Interest payments on convertible note	-	(840,000)

Net Cash used in Financing Activities	(98,945)	(931,807)

Gain (Loss) on Currency Translation	184,278	(112,537)

Net change in Cash and Restricted Cash	(2,287,438)	(6,262,319)

Cash and Restricted Cash at Beginning of Period	16,597,371	17,489,380

Cash and Restricted Cash at End of Period	$14,309,933	$11,227,061

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$(41,506)	$203,289
Income Taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., (the “Company”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below in Item 2, the management's discussion and analysis section. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide membrane applications and diesel particulate air filters in North America, Europe, Asia, Australia, and South America.

These interim consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results for the full year and are unaudited. In the opinion of management, all adjustments consisting of normal recurring nature, necessary for a fair presentation have been included.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its majority owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); the functional currency of LiqTech Germany is the Euro; and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2023 and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company held $1,469,325 and $1,440,394, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of products.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At March 31, 2023 and December 31, 2022 the Company had $275,028, and $12,999,271 in excess of the FDIC insured limit, respectively.

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

The roll-forward of the allowance for doubtful accounts for the periods ended March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Allowance for doubtful accounts at the beginning of the period	$59,559	$409,076
Bad debt expense	-	(24,534)
Receivables written off during the periods	-	(295,778)
Effect of currency translation	1,069	(29,205)
Allowance for doubtful accounts at the end of the period	$60,628	$59,559

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

Revenue Recognition -- The Company sells products throughout the world, and sales by geographical region are as follows for the three months ended March 31, 2023 and 2022:

			For the Three months
	% Distribution		Ended March 31,
	2023	2022	2023	2022
Americas	9%	4%	$333,530	$139,307
Asia-Pacific	11%	23%	451,895	835,365
Europe	77%	73%	3,099,785	2,662,564
Middle East & Africa	3%	-%	126,309	-
	100%	100%	$4,011,519	$3,637,236

The Company’s sales by product line are as follows for the three months ended March 31, 2023 and 2022:

			For the Three Months
	% Distribution		Ended March 31,
	2023	2022	2023	2022
Water	36%	16%	$1,434,919	$592,990
Ceramics	35%	52%	1,409,372	1,880,118
Plastics	29%	31%	1,167,228	1,138,597
Corporate	-%	1%	-	25,530
	100%	100%	$4,011,519	$3,637,236

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

The roll-forward of Contract assets / liabilities for the periods ended March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Cost incurred	$4,338,453	$3,860,179
Unbilled project deliveries	506,509	950,105
VAT	327,718	229,006
Other receivables	75,804	45,814
Prepayments	(3,445,720)	(3,363,039)
Deferred Revenue	(65,701)	(118,327)
	$1,737,063	$1,603,738

Distributed as follows:
Contract assets	$2,447,668	$2,253,295
Contract liabilities	(710,604)	(649,557)
	$1,737,063	$1,603,738

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended March 31, 2023 and 2022 were $32,599 and $55,524, respectively.

Research and Development Cost -- The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended March 31, 2023 and 2022 were research and development costs of $342,619 and $602,737, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, accrued expenses, convertible notes payable, and senior promissory notes payable approximate their recorded values due to their short-term maturities.

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

Recent Accounting Pronouncements -- Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

NOTE 3 - INVENTORY

Inventory consisted of the following on March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Furnace parts and supplies	$67,689	$66,495
Raw materials	2,721,031	2,474,227
Work in process	1,155,789	982,973
Finished goods and filtration systems	1,152,376	1,201,533
Reserve for obsolescence	(675,137)	(663,227)
Net Inventory	$4,421,748	$4,062,001

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 4 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable leases for production and office space in Hobro, Aarhus and Copenhagen, Denmark.

During the three months ended March 31, 2023, cash paid for amounts included for the measurement of finance lease liabilities was $98,945, and the Company recorded finance lease expenses in other income (expenses) of $109,165.

During the three months ended March 31, 2023, cash paid for amounts included for the measurement of operating lease liabilities was $188,555, and the Company recorded operating lease expense of $188,555.

Supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$3,190,273	$3,271,997

Operating lease liabilities – current	$579,552	$561,182
Operating lease liabilities – long-term	2,610,721	2,710,815
Total operating lease liabilities	$3,190,273	$3,271,997

Finance leases:
Property and equipment, at cost	$3,947,597	$3,877,955
Accumulated depreciation	(631,838)	(544,653)
Property and equipment, net	$3,315,759	$3,333,302

Finance lease liabilities – current	$410,060	$399,198
Finance lease liabilities – long-term	2,322,913	2,384,011
Total finance lease liabilities	$2,732,973	$2,783,209

Weighted average remaining lease term:
Operating leases	9.6	9.6
Finance leases	5.1	5.4

Weighted average discount rate:
Operating leases	6.1%	6.2%
Finance leases	2.2%	2.2%

Maturities of lease liabilities at March 31, 2023 were as follows:

	Operating Lease	Finance lease
2023 (remaining 9 months)	$568,313	$420,124
2024	615,177	537,720
2025	320,664	534,241
2026	310,065	498,391
2027	310,065	498,391
Thereafter	2,092,942	741,592
Total payment under lease agreements	4,217,226	3,230,460
Less imputed interest	(1,026,953)	(497,487)
Total lease liability	$3,190,273	$2,732,973

NOTE 5 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we have a guaranteed credit line of EUR 1,350,000 (approximately $1,470,000) secured by a cash deposit. As of March 31, 2023, our bank has issued working guaranties of $259,366 for our customers against the credit line.

NOTE 6 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Convertible Note”) maturing on October 1, 2023 and 80,000 shares of our common stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Convertible Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity ( October 1, 2023), or earlier upon redemption or repurchase as set forth in the Convertible Note. The Convertible Note was convertible into shares of Common Stock pursuant to the terms of the Convertible Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 100.6749 shares of Common Stock per $1,000 of principal amount of the Convertible Note. The conversion rate was subject to anti-dilution adjustments, including for stock dividends, splits, and combinations; issuances of options, warrants, or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Convertible Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Convertible Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. Beginning on March 1, 2022, the Company paid the first monthly installment of $840,000 in cash.

As of June 22, 2022, the Convertible Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875.

The components of the Convertible Note are as follows:

	March 31, 2023	March 31, 2022
Convertible note	$-	15,960,000
Less: unamortized debt issuance costs	-	(1,915,726
Convertible note payable	$-	$14,044,274

Current portion of convertible note payable	-	10,080,000
Convertible note payable, less current portion	-	3,964,273
Convertible note payable	$-	$14,044,274

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $0 and $187,500, respectively, and $0 and $297,338, respectively, related to the amortization of debt issuance costs.

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

The components of notes payable are as follows:

	March 31, 2023	December 31, 2022
Senior Promissory Notes	$6,000,000	6,000,000
Less: unamortized debt discount	(435,158)	(519,686)
Senior Promissory Notes payable	$5,564,842	$5,480,314

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	5,564,842	5,480,314
Senior Promissory Notes payable	$5,564,842	$5,480,314

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $0 and $0, respectively, and $84,528 and $0, respectively on the Senior Promissory Notes, related to the amortization of debt issuance costs.

NOTE 7 – AGREEMENTS AND COMMITMENTS

Contingencies – From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

In November 2022, the Company entered into a commercial settlement agreement regarding marine wastewater treatment systems delivered in 2019, more specifically potential warranty claims related to alleged corrosion on certain parts and components. The Company disputed the claim in full, subsequently reaching an amicable settlement agreement with expected remediation work to be conducted in the first half of 2023. The cost of any remediation work is shared between the two parties.

Product Warranties – The Company provides a standard warranty for its systems, generally for a period of one to three years after customer acceptance. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Balance at January 1	$898,072	$962,313
Warranty costs charged to cost of goods sold	22,579	86,256
Utilization charges against reserve	(239,052)	(93,653)
Foreign currency effect	13,343	(56,844)
Balance at the end of the period	$694,943	$898,072

The utilization charges against reserve for the three months ended March 31, 2023 relates to the commercial settlement agreement as described under “Note 7 – Agreements And Commitments”.

NOTE 8 – EARNINGS PER SHARE

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

As of March 31, 2023, the Company had outstanding balances of 2,832,909 RSUs, 31,440,000 prefunded warrants, and 4,480,000 warrants, all exercisable for shares of Common Stock

As of March 31, 2022, the Company had 561,862 RSUs outstanding and 1,015,000 prefunded warrants exercisable for shares of Common Stock outstanding.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive Common Stock for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net (Loss)	$(2,389,503)	$(3,746,424)
Weighted average number of common shares used in basic earnings per share	45,228,596	21,350,455
Effect of dilutive securities, stock options, RSUs, and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	45,228,596	21,350,455

For the three months ended March 31, 2023 and 2022 respectively, the Company had no options outstanding to purchase common stock.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 100,000,000 authorized shares of common stock, $0.001 par value (“Common Stock”). As of March 31, 2023 and December 2022, there were 45,271,441 and 43,986,079 shares of Common Stock issued and outstanding, respectively.

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

The Company has 2,500,000 authorized Preferred stock, $0.001 par value. As of March 31, 2023, there were no preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2023, the Company has made the following issuances of Common Stock:

On January 3, 2023, the Company issued 18,719 shares of Common Stock to settle RSUs. The RSUs were valued at $110,254 for services provided by the Board of Directors in 2022. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2022.

On January 3, 2023, the Company issued 1,266,643 shares of Common Stock to settle RSUs. The RSUs were valued at $674,164 for services provided by management in 2022. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2022.

Warrants

On August 17, 2021, the Company entered an exchange agreement with an existing shareholder to exchange an aggregate of 500,000 shares of Common Stock for equivalent shares of prefunded warrants (the “Exchange Agreement”). The prefunded warrants are exercisable at an exercise price of $0.001 per share, subject to adjustments as provided under the terms of the prefunded warrants. The prefunded warrants are exercisable at any time on or after the closing date. The Exchange Agreement contained additional terms typical of exchange agreements including representations and warranties of the parties. In connection with and as of the date of the Exchange Agreement, the Company issued the prefunded warrants to the shareholder, and the prefunded warrants are exercisable on August 17, 2021, subject to the limitations on exercise and conditions set forth by the prefunded warrants. The prefunded warrants became subject to customary adjustments in the event of stock splits and dividends, fundamental transactions, and subsequent offerings of rights to purchase stock.

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

On June 23, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement. Additionally, as part of the transaction, the Company issued 230,770 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $0.65 per share, a term of five years, and are exercisable for cash at any time.

The following is a summary of the periodic changes in warrants outstanding for the three months ended March 31, 2023 and 2022:

	2023	2022
Warrants outstanding at January 1	35,920,000	1,015,000
Warrants issued in connection with public offering and private placement	-	-
Exercises and conversions	-	-
Warrants outstanding at March 31	35,920,000	1,015,000

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At March 31, 2023, 1,123,529 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation as follows: an initial grant of 25,000 RSUs of Common Stock that vest over a three-year period upon appointment to the Board, followed by an annual grant of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum after full vesting of the initial grant.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At March 31, 2023, 1,709,379 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $157,174 and $178,778 for the three-month period ended March 31, 2023 and 2022, respectively. On March 31, 2023, the Company had $1,122,970 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of March 31, 2023 and changes during the period are presented below:

	March 31, 2023
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2022	2,408,892	$0.60	$-
Granted	1,709,379	0.38	-
Vested and settled with share issuance	(1,285,362)	(0.61)	-
Outstanding, March 31, 2023	2,832,909	$0.46	$-

NOTE 10 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months
	Ended March 31,
	2023		2022
Customer A	*	%	12%
Customer B	*	%	10%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	March 31, 2023		December 31, 2022
Customer C	22%		17%
Customer D	10%		* %
Customer B	*	%	20%
Customer A	*	%	10%

* Zero or less than 10%

As of March 31, 2023, approximately 95% of the Company’s assets were located in Denmark, 3% were located in the U.S., and 2% were located in China. As of December 31, 2022, approximately 65% of the Company’s assets were located in Denmark, 33% were located in the U.S., and 2% were located in China.

NOTE 11 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed, with shared group activities transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Revenue
Water	$1,434,919	$592,990
Ceramics	1,409,372	1,880,118
Plastics	1,167,228	1,138,597
Corporate	-	25,531
Total consolidated Revenue	4,011,519	3,637,236

	For the Three Months Ended
	March 31,
	2023	2022
Income (Loss)
Water	$(463,475)	$(793,949)
Ceramics	(561,684)	(1,056,348)
Plastics	(66,061)	(107,402)
Other	(1,298,283)	(1,788,725)
Total consolidated Loss	(2,389,503)	(3,746,424)

	As of
Total Assets	March 31, 2023	December 31, 2022
Water	$8,285,608	$7,781,211
Ceramics	13,924,728	13,808,529
Plastics	1,272,322	1,099,019
Other	15,259,076	17,436,896
Total consolidated Assets	$38,741,734	$40,125,655

NOTE 12 - SUBSEQUENT EVENTS

None

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2023 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters, membranes and providing engineered systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in the following business areas: water treatment systems and services, ceramic membranes for liquid filtration, diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines, and plastic components for applications across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our office in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, fluid dynamics, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

●	Develop and reinforce new products and applications to provide clean water and reduce pollution We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas clients, industrial wastewater applications, and integrated services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, global manufacturing, and chemical industries.

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

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
					Period to Period Change
	2023	As a % of Sales	2022	As a % of Sales	Variance	Percent %
Revenue	4,011,519	100.0%	3,637,236	100.0%	374,283	10.3%
Cost of goods sold	3,620,177	90.2	3,391,695	93.2	228,482	6.7
Gross Profit	391,342	9.8	245,541	6.8	145,801	60.0

Operating Expenses
Selling expenses	1,182,435	29.5	1,059,948	29.1	122,487	11.6
General and administrative expenses	1,058,949	26.4	1,916,517	52.7	(857,568)	(44.7)
Research and development expenses	342,619	8.5	602,737	16.6	(260,118)	(43.2)
Total Operating Expenses	2,584,003	64.0	3,579,202	98.4	(995,199)	(27.8)

Loss from Operation	(2,192,661)	(54.7)	(3,333,661)	(91.7)	1,141,000	(34.2)

Other Income (Expense)
Interest and other income	51,673	1.3	99	-	51,574	52,094.8
Interest (expense)	(12,001)	(0.3)	(206,461)	(5.7)	194,460	(94.2)
Amortization discount, convertible note	(84,528)	(2.1)	(297,338)	(8.2)	212,810	(71.6)
Gain (loss) on currency transactions	(166,278)	(4.1)	75,993	2.1	(242,271)	(318.8)
Total Other Income (Expense)	(211,134)	(5.3)	(427,707)	(11.8)	216,573	(50.6)

Loss Before Income Taxes	(2,403,795)	(59.9)	(3,761,368)	(103.4)	1,357,572	(36.1)
Income Tax Benefit	(14,292)	(0.4)	(14,944)	(0.4)	652	0.0

Net Loss	(2,389,503)	(59.6)	(3,746,424)	(103.0)	1,356,921	(36.2)

Revenue

Revenue for the three months ended March 31, 2023 was $4,011,519 compared to $3,637,236 for the same period in 2022, representing an increase of $374,283, or 10%. The positive development was attributable to an increase in sales of liquid filtration systems of $613,337, aftermarket sales of $229,658 and plastics products of $28,035, partly offset by a decline in sales of DPFs and ceramic membranes. The increase in liquid filtration systems pertains to deliveries of pool and marine orders in Europe and Asia, increased sales of spare parts and associated services related to legacy installations.  The offsetting decline in DPF sales  was caused by large deliveries of legacy orders in the first quarter of 2022 combined with a strategic decision to focus on improved product mix and higher profit orders that are better suited for Ceramic manufacturing . The decline in ceramic membranes revenue was largely driven by slow order intake due to reduced sales activity.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $391,342 compared to gross profit of $245,541 for the same period in 2022, representing an increase of $145,801, or 60%. The increase in gross profit was primarily driven by revenue growth, improvements in product mix, and improved pricing discipline underpinned by the enhanced insights gained from the newly implemented ERP platform. The efforts resulted in improved profitability from our recurring business activities, despite ongoing remediation costs associated with legacy liquid filtration systems and ongoing manufacturing optimization initiatives seeking to improve kiln utilization and manufacturing throughput. Furthermore, profitability within our ceramics business continues to benefit from the proactive measures implemented in the second half of 2022 to help offset the negative impact from the inflationary cost pressures on raw materials and labor. Included in the gross profit was depreciation of $614,592 and $496,049 for the three months ended March 31, 2023, and 2022, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2023 were $2,584,003, representing a decrease of $995,199, or 28%, compared to $3,579,202 for the same period in 2022.

Selling expenses for the three months ended March 31, 2023 were $1,182,435 compared to $1,059,948 for the same period in 2022, representing an increase of $122,487, or 12%, due to increased costs associated with direct sales efforts, onboarding of new sales leadership, interim consulting services, and intensified travel and marketing activities.

General and administrative expenses for the three months ended March 31, 2023 were $1,058,949 compared to $1,916,517 for the same period in 2022, representing a decrease of $857,568, or 45%. The decrease was attributable to the cost reduction and reorganization efforts initiated in 2022 as well as elevated spend in the same period last year due to the implementation of the new corporate ERP platform and China expansion. Included in general and administrative expenses were non-cash compensation of $157,173 and $178,778 for the three months ended March 31, 2023 and 2022, respectively.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Compensation for vesting of restricted stock awards issued to the Board of Directors	$51,124	$51,125
Compensation for vesting of restricted stock awards issued to management	106,049	127,653
Total Non-Cash Compensation	$157,173	$178,778

Research and development expenses for the three months ended March 31, 2023 were $342,619 compared to $602,737 for the same period in 2022, representing a decrease of $260,118, or 43%. The change is attributable to more focused R&D efforts with fewer ongoing projects combined with a decrease in the average number of employees engaged in research and development activities from 17 as of March 31, 2022 to 8 as of March 31, 2023, as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other Income (Expenses) for the three months ended March 31, 2023 was $(211,134) compared to $(427,707) for the comparable period in 2022, representing a decrease in other expenses of $216,573, or 51%. The change reflects the improved capital structure with reduced interest expense and amortization cost due to the early repayment and refinancing of the Convertible Note in the second quarter of 2022, offset by the loss on currency transactions of $242,271 due to the USD depreciation against the EUR/DKK during the period.

Net Loss

Net loss for the three months ended March 31, 2023 was $(2,389,503) compared to $(3,746,424) for the comparable period in 2022, representing a reduction in net loss of $1,356,921.

The change was primarily attributable to the improved gross profit of $145,801, savings in operating expenses of $995,199, reduced interesting expense and amortization costs, and higher interest income on excess cash, partly offset by the loss on currency transactions due to the USD depreciation against the EUR/DKK.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. On March 31, 2023, we had cash of $14,309,933 and net working capital of $20,123,957, and on December 31, 2022, we had cash of $16,597,371 and net working capital of $21,581,287. On March 31, 2023, our net working capital had decreased by $1,457,330 compared to December 31, 2022, mainly as a result of a reduction in cash and cash equivalents.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of EUR1,350,000 (approximately $1,470,000). The credit line is secured by a cash deposit.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended March 31, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2023, we had cash and cash equivalents of $14,309,933, an accumulated deficit of $69,740,538, and total liabilities of $17,256,096. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Convertible Note”) maturing on October 1, 2023 and 80,000 shares of our common stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Convertible Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity (October 1, 2023), or earlier upon redemption or repurchase as set forth in the Convertible Note. The Convertible Note was convertible into shares of Common Stock pursuant to the terms of the Convertible Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 100.6749 shares of Common Stock per $1,000 of principal amount of the Convertible Note. The conversion rate was subject to anti-dilution adjustments, including for stock dividends, splits, and combinations; issuances of options, warrants, or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Convertible Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Convertible Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $1.75 per share. Beginning on March 1, 2022, the Company paid the first monthly installment of $840,000 in cash.

As of June 22, 2022, the Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the “Notes”) and issued warrants to purchase 4,250,000 shares of common stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the “Purchasers”), pursuant to a note and warrant purchase agreement entered into with the Purchasers.

The Notes have a term of 24 months and do not bear interest during this period. If the notes are not repaid on or before the second anniversary of issuance, however, the Notes will thereafter bear interest of 10% per annum, which will increase by 1% each month the Notes remain unpaid, up to a maximum of 16% per annum, payable monthly.

Cash Flows

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Cash flows from operating activities for the period ending March 31, 2023 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows from operating activities for the three months ended March 31, 2023 was $(2,285,301), representing an improvement of $2,749,643 compared to cash flows from operating activities of $(5,034,944) for the three months ended March 31, 2022. The cash flows from operating activities for the period consists mainly of the net loss of $(2,389,503) adjusted for depreciation and other non-cash-related items of $984,040, partly offset by a reduction in accrued expenses of $433,045 due to this quarter’s utilization charges against the warranty reserve and a decrease in salary provisions, and increased accounts receivable of $379,330 due to back-end loaded revenue recognition.

Cash flows from investing activities was $(87,470) for the three months ended March 31, 2023 as compared to $(183,031) for the three months ended March 31, 2022, representing a decrease of $95,561. The investing activities include the purchase of production equipment in Ballerup to help optimize production throughput.

Cash flows from financing activities was $(98,945) for the three months ended March 31, 2023 compared to $(931,807) for the three months ended March 31, 2022, representing a decrease of $832,862. The decrease was mainly driven by the repayment of $840,000 regarding the Convertible Note in the second quarter of 2022.

Off Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2023 for the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, Company management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company has hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2023 by improving competencies and work processes. Further, an investment in a new ERP system has been made along with other supporting IT systems to support the controls and processes of the Company. These investments are an important part of our remediation plan. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to financial reporting to ensure the effective design and operation of process-level controls.

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

LiqTech International, Inc.

Dated: May 11, 2023	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2023	/s/ Simon S. Stadil
Simon S. Stadil, Chief Financial Officer
(Principal Financial and Accounting Officer)