Form 10-Q
period 2023-06-30
LIQTECH INTERNATIONAL INC
filed 2023-08-11
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 5,700,226 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2023

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the impacts from the supply chain-related disruptions, inflationary pressure, prevailing macro-economic uncertainty, and European energy crisis on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	Our exposure to increased macro-economic uncertainty;

●	Risk of a prolonged period of inflationary pressure including energy shortages and volatile energy prices in Europe;

●	The impact from the prevailing Ukraine and Russia conflict and overall changes to the economic environment;

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure adequate access to external financing and liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth and execute the Company strategy;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions or environmental regulations and potential further tightening of emission standards;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	Our exposure to potentially adverse tax consequences;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit, or cancel our intellectual property rights, or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$12,594,689	$16,597,371
Accounts receivable, net of allowance for doubtful accounts of $50,230 and $59,559 at June 30, 2023 and December 31, 2022, respectively	2,960,421	2,310,344
Inventories, net of allowance for excess and obsolete inventory of $732,638 and $663,227 at June 30, 2023 and December 31, 2022, respectively	4,423,280	4,062,001
Contract assets	2,406,402	2,253,295
Prepaid expenses and other current assets	2,816,823	1,720,902
Assets held for sale	694,601	723,872

Total Current Assets	25,896,216	27,667,785

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $10,374,274 and $9,046,499 at June 30, 2023 and December 31, 2022, respectively	7,526,475	8,296,807
Operating lease right-of-use assets	3,046,933	3,271,997
Deposits and other assets	457,111	450,038
Intangible assets, net of accumulated amortization of $497,445 and $438,250 at June 30, 2023 and December 31, 2022, respectively	164,978	212,933
Goodwill	229,999	226,095

Total Long-Term Assets	11,425,496	12,457,870

Total Assets	$37,321,712	$40,125,655

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	As of	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,963,042	$1,389,355
Accrued expenses	2,998,844	3,087,206
Current portion of finance lease obligations	413,505	399,198
Current portion of operating lease liabilities	589,127	561,182
Contract liabilities	878,201	649,557

Total Current Liabilities	6,842,719	6,086,498

Deferred tax liability	128,542	154,645
Finance lease obligations, net of current portion	2,216,535	2,384,011
Operating lease liabilities, net of current portion	2,457,806	2,710,815
Senior promissory notes payable, less current portion	5,651,632	5,480,314

Total Long-term Liabilities	10,454,515	10,729,785

Total Liabilities	17,297,234	16,816,283

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock; par value $0.001, 12,500,000 shares authorized, 5,700,226 and 5,498,260 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5,700	5,498
Additional paid-in capital	97,326,371	96,975,476
Accumulated deficit	(71,295,830)	(67,351,035)
Accumulated other comprehensive loss	(6,011,763)	(6,320,567)

Total Stockholders' Equity	20,024,478	23,309,372

Total Liabilities and Stockholders' Equity	$37,321,712	$40,125,655

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$4,990,019	$5,018,292	$9,001,538	$8,655,528
Cost of Goods Sold	3,827,491	4,870,152	7,447,668	8,261,847

Gross Profit	1,162,528	148,140	1,553,870	393,681

Operating Expenses:
Selling expenses	1,028,225	1,196,513	2,210,660	2,256,461
General and administrative expenses	1,377,483	1,265,543	2,436,432	3,182,060
Research and development expenses	359,784	490,836	702,403	1,093,573
Restructuring costs	-	1,788,827	-	1,788,827

Total Operating Expense	2,765,492	4,741,719	5,349,495	8,320,921

Loss from Operations	(1,602,964)	(4,593,579)	(3,795,625)	(7,927,240)

Other Income (Expense)
Interest and other income	116,545	342,624	168,218	342,723
Interest expense	(45,898)	(159,557)	(57,899)	(366,018)
Amortization discount on Notes	(86,790)	(1,922,618)	(171,318)	(2,219,956)
Gain (Loss) on currency transactions	49,494	(342,202)	(116,784)	(266,209)
Gain on lease termination	-	153,575	-	153,575
Gain on sale of fixed assets	-	661	-	661

Total Other Income (Expense)	33,351	(1,927,517)	(177,783)	(2,355,224)

Loss Before Income Taxes	(1,569,613)	(6,521,096)	(3,973,408)	(10,282,464)

Income Tax Benefit	(14,321)	(14,037)	(28,613)	(28,981)

Net Loss	$(1,555,292)	$(6,507,059)	$(3,944,795)	$(10,253,483)

Basic and Diluted Loss Per Share	$(0.27)	$(1.62)	$(0.70)	$(3.07)

Basic and Diluted Weighted Average Common Shares Outstanding	5,660,007	4,012,187	5,656,809	3,344,208

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Loss	(1,555,292)	(6,507,059)	(3,944,795)	(10,253,483)

Other Comprehensive Income (Loss) - Currency Translation, Net	(99,792)	(614,575)	308,804	(970,466)

Total Comprehensive Loss	$(1,655,084)	$(7,121,634)	$(3,635,991)	$(11,223,949)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended June 30, 2023 and June 30, 2022

			Additional	Accumu-	Accumulated Other
	Common Stock		Paid-in	lated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

Common Stock issued in settlement of RSUs	160,670	161	(161)			-

Stock-based compensation			157,173			157,173

Currency translation, net					408,596	408,596

Net Loss				(2,389,503)		(2,389,503)

BALANCE, March 31, 2023	5,658,930	5,659	97,132,488	(69,740,538)	(5,911,971)	21,485,638

Common Stock issued in settlement of RSUs	24,500	24	(24)			-

Fractional shares from individual shareholder round-up following reverse split	16,796	17	(17)			-

Stock-based compensation			193,924			193,924

Currency translation, net					(99,792)	(99,792)

Net Loss				(1,555,292)		(1,555,292)

BALANCE, June 30, 2023	5,700,226	5,700	97,326,371	(71,295,830)	(6,011,763)	20,024,478

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period ended June 30, 2023 and June 30, 2022

BALANCE, December 31, 2021	2,660,713	2,661	70,929,526	(53,181,928)	(4,975,399)	12,774,860

Common Stock issued in settlement of RSUs	8,373	8	(8)			-

Stock-based compensation			178,778			178,778

Currency translation, net					(355,891)	(355,891)

Net Income				(3,746,424)		(3,746,424)

BALANCE, March 31, 2022	2,669,086	2,669	71,108,296	(56,928,352)	(5,331,290)	8,851,323

Common shares issued for cash at $0.50 per share, net of offering cost of $1,996,469, in May 2022	2,816,981	2,817	24,450,711			24,453,528

Warrants issued in connection with Senior Promissory Notes			664,704			664,704

Stock-based compensation			221,472			221,472

Currency translation, net					(614,575)	(614,575)

Net Income				(6,507,059)		(6,507,059)

BALANCE, June 30, 2022	5,486,067	5,486	96,445,183	(63,435,411)	(5,945,865)	27,069,393

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(3,944,795)	$(10,253,483)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,530,282	1,683,679
Amortization of discount on convertible notes payable	171,318	2,219,956
Stock-based compensation	351,097	400,250
Change in deferred tax asset / liability	(28,613)	(28,981)
Gain on lease termination	-	(153,575)
Gain on sale of fixed assets	-	(661)
Changes in assets and liabilities:
Accounts receivable	(606,781)	(660,578)
Inventory	(289,557)	(504,315)
Contract assets	(113,442)	(1,102,662)
Prepaid expenses and other current assets	(1,061,699)	(2,360,975)
Accounts payable	548,581	432,337
Accrued expenses	(135,214)	(178,716)
Operating lease liabilities	(279,983)	(268,816)
Contract liabilities	60,584	(255,701)
Assets held for sale	41,534	-

Total Adjustments	188,109	(778,758)

Net Cash used in Operating Activities	(3,756,688)	(11,032,241)

Cash Flows from Investing Activities:
Purchase of property and equipment	(290,468)	(229,865)
Proceeds from sale of fixed assets	-	661

Net Cash used in Investing Activities	(290,468)	(229,204)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(200,095)	(179,689)
Proceeds from issuance of Common Stock and prefunded warrants	-	24,453,528
Proceeds from issuance of Senior Promissory Notes	-	6,000,000
Payments on Convertible Note	-	(16,800,000)

Net Cash used in Financing Activities	(200,095)	13,473,839

Gain (Loss) on Currency Translation	244,569	(6,052)

Net change in Cash and Restricted Cash	(4,002,682)	2,206,342

Cash and Restricted Cash at Beginning of Period	16,597,371	17,489,380

Cash and Restricted Cash at End of Period	$12,594,689	$19,695,722

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$(98,069)	$444,297
Income Taxes	-	-

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

These interim consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year and are unaudited. In the opinion of management, all adjustments consisting of a normal recurring nature and necessary for a fair presentation have been included.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reverse Stock Split -- On May 26, 2023, the Company effected a 1-for-8 reverse split of its outstanding Common Stock. All outstanding Common Stock, warrants, and RSUs were adjusted to reflect the 1-for-8 reverse split, with respective exercise prices of the warrants proportionately increased. All stock and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized Common Stock was adjusted to reflect the 1-for-8 reverse split.

As a result of the reverse Common Stock split, an amount equal to the decreased value of Common Stock was reclassified from “Common Stock” to “additional paid-in capital.”

Reclassification – Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative amounts of general and administrative expenses and other expenses to be consistent with the current classification.

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the six months ended June 30, 2023 and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2023, and December 31, 2022, the Company held $1,469,032 and $1,440,394, respectively, of restricted cash. The restricted cash is held as security by a local financial institution against a leasing facility and for bank guarantees issued for the benefit of customers in connection with prepayments of sales orders and general product warranties.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At June 30, 2023 and December 31, 2022 the Company had $14,711, and $12,999,271 in excess of the FDIC insured limit, respectively.

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

The roll-forward of the allowance for doubtful accounts for the periods ended June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Allowance for doubtful accounts at the beginning of the period	$59,559	$409,076
Bad debt expense	-	(24,534)
Receivables written off during the periods	(10,299)	(295,778)
Effect of currency translation	970	(29,205)
Allowance for doubtful accounts at the end of the period	$50,230	$59,559

Inventory – Inventory directly purchased is carried at the lower of cost or net realizable value, as determined on the first-in, first-out (“FIFO”) method.

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance of the water treatment unit by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in Contract assets are short-term receivables such as value-added tax (VAT) and other receivables.

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

Leases -- The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also includes prepaid lease payments, reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, for which the Company will reflect the change when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

Revenue Recognition -- The Company sells products throughout the world, and sales by geographical region are as follows for the three and six months ended June 30, 2023 and 2022:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Americas	$441,186	$339,380	$774,717	$478,688
Asia-Pacific	650,095	1,213,389	1,101,989	2,048,753
Europe	3,119,496	2,084,570	6,219,282	4,747,134
Middle East & Africa	779,242	1,380,953	905,550	1,380,953
	$4,990,019	$5,018,292	$9,001,538	$8,655,528

The Company’s sales by product line are as follows for the three and six months ended June 30, 2023 and 2022:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Water	$2,070,298	$2,144,011	$3,505,217	$2,737,002
Ceramics	1,789,465	1,812,334	3,198,837	3,692,452
Plastics	1,127,455	1,035,705	2,294,683	2,174,302
Corporate	2,801	26,242	2,801	51,772
	$4,990,019	$5,018,292	$9,001,538	$8,655,528

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time the commissioning services are being rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as Contract liabilities.

Aftermarket sales represent spare parts, extended warranties, commissionings, and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract.

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

The roll-forward of Contract assets / liabilities for the periods ended June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Cost incurred	$4,018,416	$3,860,179
Unbilled project deliveries	639,790	950,105
VAT	448,695	229,006
Other receivables	96,919	45,814
Prepayments	(3,620,906)	(3,363,039)
Deferred Revenue	(54,713)	(118,327)
	$1,528,201	$1,603,738

Distributed as follows:
Contract assets	$2,406,402	$2,253,295
Contract liabilities	(878,201)	(649,557)
	$1,528,201	$1,603,738

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended June 30, 2023 and 2022 were $12,167 and $47,904, respectively. Total advertising costs amounted to $44,766 and $103,428 for the six months ended June 30, 2023 and 2022, respectively.

Research and Development Cost -- The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended June 30, 2023, and 2022 were research and development costs of $359,784 and $490,836, respectively. For the six-month periods ended June 30, 2023, and 2022, research and development costs were $702,403 and $1,093,573, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the proposed cost reductions, strategy, and profitability improvement measures, thus achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - INVENTORY

Inventory consisted of the following on June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Furnace parts and supplies	$62,468	$66,495
Raw materials	2,802,318	2,474,227
Work in process	1,153,817	982,973
Finished goods and filtration systems	1,137,315	1,201,533
Reserve for obsolescence	(732,638)	(663,227)
Net Inventory	$4,423,280	$4,062,001

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 4 - LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable leases for production and office space in Hobro, Aarhus, and Copenhagen, Denmark.

During the six months ended June 30, 2023, cash paid for amounts included for the measurement of finance lease liabilities was $268,001, and the Company recorded finance lease expenses in other income (expenses) of $221,751.

During the six months ended June 30, 2023, cash paid for amounts included for the measurement of operating lease liabilities was $378,055, and the Company recorded operating lease expense of $378,055.

Other information related to leases as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$3,046,933	$3,271,997

Operating lease liabilities – current	$589,127	$561,182
Operating lease liabilities – long-term	2,457,806	2,710,815
Total operating lease liabilities	$3,046,933	$3,271,997

Finance leases:
Property and equipment, at cost	$3,944,889	$3,877,955
Accumulated depreciation	(708,755)	(544,653)
Property and equipment, net	$3,236,134	$3,333,302

Finance lease liabilities – current	$413,505	$399,198
Finance lease liabilities – long-term	2,216,535	2,384,011
Total finance lease liabilities	$2,630,040	$2,783,209

Weighted average remaining lease term:
Operating leases	9.6	9.6
Finance leases	4.9	5.4

Weighted average discount rate:
Operating leases	6.1%	6.2%
Finance leases	2.2%	2.2%

Maturities of lease liabilities at June 30, 2023 were as follows:

	Operating Lease	Finance lease
2023 (remaining 6 months)	$378,615	$274,966
2024	614,755	550,849
2025	320,444	547,372
2026	309,853	511,546
2027	309,853	511,546
Thereafter	2,091,506	747,493
Total payment under lease agreements	4,025,026	3,143,772
Less imputed interest	(978,093)	(513,732)
Total lease liability	$3,046,933	$2,630,040

NOTE 5 - LINES OF CREDIT

In connection with certain orders, we provide the customer with a working guarantee, prepayment guarantee, or a security bond. For that purpose, the Company has a credit line of EUR 1,350,000 (approximately $1,480,000) secured by a cash deposit, available for issuance of trade finance products. As of June 30, 2023, the Company had guaranties of $112,355 issued against the credit line.

NOTE 6 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Convertible Note”) maturing on October 1, 2023 and 10,000 shares of our Common Stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Convertible Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity ( October 1, 2023), or earlier upon redemption or repurchase as set forth in the Convertible Note. The Convertible Note was convertible into shares of Common Stock pursuant to the terms of the Convertible Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 805.3992 shares of Common Stock per $1,000 of principal amount of the Convertible Note. The conversion rate was subject to anti-dilution adjustments, including for stock dividends, splits, and combinations; issuances of options, warrants, or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Convertible Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Convertible Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $14.00 per share. Beginning on March 1, 2022, the Company paid the first monthly installment of $840,000 in cash.

As of June 22, 2022, the Convertible Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875, allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875.

The components of the Convertible Note are as follows:

	June 30, 2023	December 31, 2022
Convertible note	$-	-
Less: unamortized debt issuance costs	-	-
Convertible note payable	$-	$-

Current portion of convertible note payable	-	-
Convertible note payable, less current portion	-	-
Convertible note payable	$-	$-

For the three months ended June 30, 2023 and 2022, the Company recognized interest expense of $0 and $121,458, respectively, and $0 and $1,915,727, respectively, related to the amortization of debt issuance costs.

For the six months ended June 30, 2023 and 2022, the Company recognized interest expense of $0 and $308,958, respectively, and $0 and $2,213,065, respectively, related to the amortization of debt issuance costs.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the “Notes”) and issued warrants to purchase 531,250 shares of Common Stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the “Purchasers”), pursuant to a note and warrant purchase agreement entered into with the Purchasers. The warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years and are exercisable for cash at any time.

The Notes have a term of 24 months and do not bear interest during this period. If the Notes are not repaid on or before the second anniversary of issuance, however, the Notes will thereafter bear interest of 10% per annum, which will increase by 1% each month the Notes remain unpaid, up to a maximum of 16% per annum, payable monthly.

Additionally, as part of the transaction, the Company issued 28,750 warrants to the placement agent. The warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years and are exercisable for cash at any time.

As a result, the Company recorded an initial debt discount of $695,749, based on the relative fair value of the warrants and Notes issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 2.5 years, stock price of $3.44, exercise price of $5.20, volatility of 80.8%, risk-free rate of 3.13%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the note. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

The components of notes payable are as follows:

	June 30, 2023	December 31, 2022
Senior Promissory Notes	$6,000,000	6,000,000
Less: unamortized debt discount	(348,368)	(519,686)
Senior Promissory Notes payable	$5,651,632	$5,480,314

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	5,651,632	5,480,314
Senior Promissory Notes payable	$5,651,632	$5,480,314

For the three months ended June 30, 2023 and 2022, the Company recognized interest expense of $0 and $0, respectively, and $86,790 and $7,235, respectively, on the Senior Promissory Notes, related to the amortization of debt issuance costs.

For the six months ended June 30, 2023 and 2022, the Company recognized interest expense of $0 and $0, respectively, and $171,318 and $7,235, respectively, on the Senior Promissory Notes, related to the amortization of debt issuance costs.

NOTE 7 – AGREEMENTS AND COMMITMENTS

Contingencies – From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

In November 2022, the Company entered into a commercial settlement agreement regarding marine wastewater treatment systems delivered in 2019 and associated, potential warranty claims related to alleged corrosion on certain parts and components. The Company disputed the claim in full, subsequently reaching an amicable settlement agreement with expected remediation work to be conducted in 2023. The cost of any remediation work is shared between the two parties.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Balance at January 1	$898,072	$962,313
Warranty costs charged to cost of goods sold	53,274	86,256
Utilization charges against reserve	(277,651)	(93,653)
Foreign currency effect	14,254	(56,844)
Balance at the end of the period	$687,949	$898,072

The utilization charges against the reserve for the six months ended June 30, 2023 relate to the commercial settlement agreement as described under “Contingencies”.

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

As of June 30, 2023, the Company had outstanding balances of 341,545 RSUs, 3,930,000 prefunded warrants, and 560,000 warrants, all exercisable for shares of Common Stock.

As of June 30, 2022, the Company had outstanding balances of 323,377 RSUs, 3,930,000 prefunded warrants, and 560,000 warrants, all exercisable for shares of Common Stock.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive Common Stock for the three and six months ended June 30, 2023 and 2022:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net (Loss)	(1,555,292)	(6,507,059)	(3,944,795)	(10,253,483)
Weighted average number of common shares used in basic earnings per share	5,660,007	4,012,187	5,656,809	3,344,208
Effect of dilutive securities, stock options, RSUs, and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	5,660,007	4,012,187	5,656,809	3,344,208

For the three and six months ended June 30, 2023 and 2022, respectively, the Company had no options outstanding to purchase Common Stock.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 12,500,000 authorized shares of Common Stock, $0.001 par value (“Common Stock”). As of June 30, 2023 and December 2022, there were 5,700,226 and 5,498,260 shares of Common Stock issued and outstanding, respectively.

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

The Company has 2,500,000 shares of authorized Preferred stock, $0.001 par value. As of June 30, 2023, there were no preferred shares issued and outstanding.

Stock Issuance

Since  January 1, 2023, the Company has made the following issuances of Common Stock:

On January 3, 2023, the Company issued 2,340 shares of Common Stock to settle RSUs. The RSUs were valued at $110,254 for services provided by the Board of Directors in 2022. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2022.

On January 3, 2023, the Company issued 158,330 shares of Common Stock to settle RSUs. The RSUs were valued at $674,164 for services provided by management in 2022. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2022.

On June 26, 2023, the Company issued 24,500 shares of Common Stock to settle RSUs. The RSUs were valued at $73,500 for services provided by the Board of Directors in 2023. The Company recognized the stock-based compensation of the award over the requisite service period during the period ended June 30, 2023.

Warrants

On May 17, 2022, the Company entered a warrant purchase agreement with existing shareholders to purchase 3,803,133 shares of Common Stock at an offering price of $3.992 per prefunded warrant, which represents the offering price of $4.00 per share of the Company’s Common Stock less the $0.008 per share exercise price for each pre-funded warrant. The warrants represented gross proceeds of approximately $15,182,075 as part of the Company’s public offering of Common Stock and pre-funded warrants totaling $23,000,000 before underwriting discounts, commissions, and offering expenses payable by the Company.

On June 23, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 531,250 shares of Common Stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a Note and warrant purchase agreement. Additionally, as part of the transaction, the Company issued 28,846 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years, and are exercisable for cash at any time.

The following is a summary of the periodic changes in warrants outstanding for the six months ended June 30, 2023 and 2022:

	2023	2022
Warrants outstanding at January 1	4,490,104	126,875
Warrants issued in connection with public offering and private placement	-	4,363,229
Exercises and conversions	-	-
Warrants outstanding at June 30	4,490,104	4,490,104

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At June 30, 2023, 140,441 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At June 30, 2023, 201,104 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $193,924 and $221,472 for the three-month period ended June 30, 2023 and 2022, respectively. For the six months periods ended June 30, 2022, and 2021, respectively, the stock-based compensation related to share grants was $351,097 and $400,249. On June 30, 2023, the Company had $965,796 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of June 30, 2023 and changes during the period are presented below:

	June 30, 2023
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2022	301,111	$4.80	$-
Granted	225,604	3.00	-
Vested and settled with share issuance	(185,170)	(4.63)	-
Outstanding, June 30, 2023	341,545	$3.69	$-

NOTE 10 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2023		2022	2023		2022
Customer A	13%		* %	*	%	* %
Customer B	*	%	26%	*	%	15%
Customer C	*	%	22%	*	%	17%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	June 30, 2023		December 31, 2022
Customer B	20%		17%
Customer D	*	%	20%
Customer E	*	%	10%

* Zero or less than 10%

As of June 30, 2023, approximately 97% of the Company’s assets were located in Denmark, 1% were located in the U.S., and 2% were located in China. As of December 31, 2022, approximately 65% of the Company’s assets were located in Denmark, 33% were located in the U.S., and 2% were located in China.

NOTE 11 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed, with shared group activities transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Water	$2,070,298	$2,144,011	$3,505,217	$2,737,002
Ceramics	1,789,465	1,812,334	3,198,837	3,692,452
Plastics	1,127,455	1,035,705	2,294,683	2,174,302
Corporate	2,801	26,242	2,801	51,772
Total consolidated Revenue	4,990,019	5,018,292	9,001,538	8,655,528

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (Loss)
Water	$2,439	$37,252	$(461,036)	$(756,696)
Ceramics	(439,090)	(1,689,972)	(1,000,774)	(2,746,320)
Plastics	(67,272)	(132,198)	(133,333)	(239,600)
Corporate	(1,051,369)	(4,722,141)	(2,349,652)	(6,510,867)
Total consolidated Loss	(1,555,292)	(6,507,059)	(3,944,795)	(10,253,483)

	As of
Total Assets	June 30, 2023	December 31, 2022
Water	$8,795,824	$7,781,211
Ceramics	14,484,687	13,808,529
Plastics	1,216,916	1,099,019
Corporate	12,824,285	17,436,896
Total consolidated Assets	$37,321,712	$40,125,655

NOTE 12 - SUBSEQUENT EVENTS

None

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2023, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes while also providing engineered systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in the following business areas: water treatment systems and services, ceramic membranes for liquid filtration, diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines, and plastic components for applications across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our office in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, fluid dynamics, automation and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution We currently provide water filtration systems for scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas clients, chemical producers, industrial wastewater applications, and other manufacturing companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, global manufacturing, and chemical industries.

●

Better penetrate existing end markets where our value proposition is strong We have successfully sold products and installed systems into several end markets—including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, and oil & gas. We are focused on targeting and activating new customers in these end markets while working with distributors, agents, and partners to access important geographic markets.

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

The following table sets forth our revenues, expenses and net loss for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
					Period to Period Change
	2023	As a % of Sales	2022	As a % of Sales	Variance	Percent %
Revenue	4,990,019	100.0%	5,018,292	100.0%	(28,273)	(0.6)%
Cost of goods sold	3,827,491	76.7	4,870,152	97.0	(1,042,661)	(21.4)
Gross Profit	1,162,528	23.3	148,140	3.0	1,014,388	684.7

Operating Expenses
Selling expenses	1,028,225	20.6	1,196,513	23.8	(168,288)	(14.1)
General and administrative expenses	1,377,483	27.6	1,265,543	25.2	111,940	8.8
Research and development expenses	359,784	7.2	490,836	9.8	(131,052)	(26.7)
Restructuring costs	-	-	1,788,827	35.6	(1,788,827)	(100.0)
Total Operating Expenses	2,765,492	55.4	4,741,719	94.5	(1,976,227)	(41.7)

Loss from Operation	(1,602,964)	(32.1)	(4,593,579)	(91.5)	2,990,615	(65.1)

Other Income (Expense)
Interest and other income	116,545	2.3	342,624	6.8	(226,079)	(66.0)
Interest (expense)	(45,898)	(0.9)	(159,557)	(3.2)	113,658	(71.2)
Amortization discount, Notes	(86,790)	(1.7)	(1,922,618)	(38.3)	(1,835,828)	(95.5)
Gain (loss) on currency transactions	49,494	1.0	(342,202)	(6.8)	391,696	(114.5)
Gain on lease termination	-	-	153,575	3.1	(153,575)	(100.0)
Gain (loss) on sale of fixed assets	-	-	661	-	(661)	(100.0)
Total Other Income (Expense)	33,351	0.7	(1,927,517)	(38.4)	1,960,868	(101.7)

Loss Before Income Taxes	(1,569,613)	(31.5)	(6,521,096)	(129.9)	4,951,483	(75.9)
Income Tax Benefit	(14,321)	(0.3)	(14,037)	(0.3)	(284)	0.0

Net Loss	(1,555,292)	(31.2)	(6,507,059)	(129.7)	4,951,767	(76.1)

Revenue

Revenue for the three months ended June 30, 2023, was $4,990,019 compared to $5,018,292 for the same period in 2022, representing a decrease of $28,273, or 0.6%. While offset by lower system sales and DPFs, revenue stability was attributable to an increase in system aftermarket activities, ceramic membranes sales, and plastic products, reflecting a continued focus on strengthening the recurring business lines with a diversified and improved revenue mix that is better suited for the existing manufacturing setup. Furthermore, revenue in the current period benefitted from commissioning and contract work across key oil & gas projects and planned marine scrubber remediation work.

The positive development in the current quarter was partly offset by a year-on-year decrease in sales of liquid filtration systems and DPFs, as the quarter ended June 30, 2022, benefitted from the delivery of a sizable oil & gas project in the Middle East, as well as the delivery of a legacy DPF order for a transportation client in Asia.

Gross Profit

Gross profit for the quarter ended June 30, 2023, of $1,162,528, increased $1,014,388 or 685%, compared to a gross profit of $148,140 for the same period in 2022. Considering the comparable revenue levels, the increase was mainly driven by the reduction in cost of goods sold underpinned by improvements in product mix, pricing discipline, and operational optimization supported by the newly implemented ERP platform. Notably, the recurring business including sale of ceramic products and pool systems were the main drivers behind the improvement in gross profit, partly offset by cost related to ongoing remediation work and continued investments into manufacturing optimization initiatives, seeking to improve kiln utilization and general manufacturing throughput.

Included in the gross profit was depreciation of $636,985 and $473,697 for the three months ended June 30, 2023, and 2022, respectively, with the increase reflecting investments in manufacturing equipment and facilities, as well as the accelerated depreciation schedule for select kiln equipment.

Expenses

Total operating expenses for the three months ended June 30, 2023, were $2,765,492, representing a decrease of $1,976,227, or 42%, compared to $4,741,719 for the same period in 2022, predominantly attributable to the restructuring costs of $1,788,827 recorded in the second quarter of 2022. Adjusting for the restructuring costs, total operating expenses decreased $187,400, or 6%.

Selling expenses for the three months ended June 30, 2023, were $1,028,225 representing a decrease of $168,288 or 14%, compared to $1,196,513 for the same period in 2022. The favorable variance reflects a bad debt expense of $148,571 recorded in the second quarter of 2022, coupled with ongoing focus on cost reduction and organizational streamlining, partly offset by onboarding of new sales leadership in 2023.

General and administrative expenses for the three months ended June 30, 2023, were $1,377,483, representing an increase of $111,940 or 9%, compared to $1,265,543 for the quarter ended June 30, 2022. The increase was caused by termination of employees including severance costs, combined with the recruitment of key employees and the new board member, as well as general bonus provisions, partly offset by lower spend on legal and IT. Included in general and administrative expenses were non-cash compensation of $193,924 and $221,472 for the three months ended June 30, 2023, and 2022, respectively.

The following is a summary of non-cash compensation:	For the Three Months Ended
	June 30,	June 30,
	2023	2022
Compensation for vesting of restricted stock awards issued to the Board of Directors	$87,875	$51,125
Compensation for vesting of restricted stock awards issued to management	106,049	170,347
Total Non-Cash Compensation	$193,924	$221,472

Research and development expenses for the three months ended June 30, 2023, were $359,784 representing a decrease of $131,052 or 27% compared to $490,836 for the same period in 2022. The change was attributable to more focused R&D efforts with fewer ongoing projects combined with a decrease in the average number of employees engaged in research and development activities from 14 as of June 30, 2022, to 9 as of June 30, 2023, as the Company has streamlined and centralized the R&D function.

Restructuring costs for the three months ended June 30, 2022, were $1,788,827 compared to $0 for the same period in 2023.

Other Income (Expenses)

Other Income (Expenses) for the three months ended June 30, 2023, was $33,351 representing a decrease in other expenses of $1,960,868, or 102%, compared to $(1,927,517) for the comparable period in 2022, with the change reflecting a gain on currency transactions and the early repayment of the Convertible Note in the second quarter of 2022.

Net Loss

Net loss for the three months ended June 30, 2023, was $(1,555,292), representing an improvement $4,951,767 or 76% compared to $(6,507,059) recorded in the quarter ended June 30, 2022. The change was attributable the increase in gross profit of $1,014,388 derived from an enhanced revenue mix, pricing discipline, and realization of manufacturing efficiencies and associated cost reductions along with the reduction in operating expenses of $1,976,227, predominantly caused by the restructuring cost incurred in quarter ended June 30, 2022, and coupled with a reduction in other expenses of $1,960,868 benefitting from the repayment of the Convertible Note.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our revenues, expenses and net loss for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
					Period to Period Change
	2023	As a % of Sales	2022	As a % of Sales	Variance	Percent %
Revenue	9,001,538	100.0%	8,655,528	100.0%	346,010	4.0%
Cost of Goods Sold	7,447,668	82.7	8,261,847	95.5	(814,179)	(9.9)
Gross Profit	1,553,870	17.3	393,681	4.5	1,160,189	294.7

Operating Expenses
Selling expenses	2,210,660	24.6	2,256,461	26.1	(45,801)	(2.0)
General and administrative expenses	2,436,432	27.1	3,182,060	36.8	(745,628)	(23.4)
Research and development expenses	702,403	7.8	1,093,573	12.6	(391,170)	(35.8)
Restructuring costs	-	-	1,788,827	20.7	(1,788,827)	(100.0)
Total Operating Expenses	5,349,495	59.4	8,320,921	96.1	(2,971,426)	(35.7)

Loss from Operation	(3,795,625)	(42.2)	(7,927,240)	(91.6)	4,131,615	(52.1)

Other Income (Expense)
Interest and other income	168,218	1.9	342,723	4.0	(174,505)	(50.9)
Interest (expense)	(57,899)	(0.6)	(366,018)	(4.2)	308,119	(84.2)
Amortization discount, Notes	(171,318)	(1.9)	(2,219,956)	(25.6)	2,048,638	(92.3)
Gain (loss) on currency transactions	(116,784)	(1.3)	(266,209)	(3.1)	149,425	(56.1)
Gain on lease termination	-	-	153,575	1.8	(153,575)	(100.0)
Gain (loss) on sale of fixed assets	-	-	661	-	(661)	(100.0)
Total Other Income (Expense)	(177,783)	(2.0)	(2,355,224)	(27.2)	2,177,441	(92.5)

Loss Before Income Taxes	(3,973,408)	(44.1)	(10,282,464)	(118.8)	6,309,056	(61.4)
Income Tax Benefit	(28,613)	(0.3)	(28,981)	(0.3)	368	(1.3)

Net Loss	(3,944,795)	(43.8)	(10,253,483)	(118.5)	6,308,688	(61.5)

Revenue

Revenue for the six months ended June 30, 2023, was $9,001,538, representing an increase of $346,010 or 4% compared to $8,655,528 recorded in for the same period in 2022. The positive development reflects an increase in system aftermarket activities underpinned by the establishment of a new dedicated aftermarket organization including onboarding of a new VP Aftermarket, as well as execution of key service and aftermarket contracts. Furthermore, the quarter benefitted from a general increase in sale of plastic products, due to a stable order intake combined with the delivery of a key order within the sustainable building material industry.

The positive development for the six months ended June 30, 2023 was partly offset by a decrease in sale of ceramic products (DPF and membranes) caused by general market conditions, but also a strategic focus on increasing profitability by targeting higher profit orders through changes in revenue and pricing mix.

Gross Profit

Gross profit for the six months ended June 30, 2023, was $1,553,870 representing an increase of $1,160,189 or 295% compared to the gross profit of $393,681 reported for the same period in 2022. The increase mainly reflects a reduction in cost of goods sold derived from improved product mix and pricing discipline within the recurring ceramic DPF business, underpinned by the recent implementation of the ERP platform, enhanced business intelligence, and delivery of profitable system and aftermarket orders within the pool and oil & gas segment.

The efforts overall resulted in improved profitability, despite ongoing remediation costs associated with legacy system deliveries and increased depreciation related to recent investments in manufacturing equipment and facilities to improve kiln utilization and general manufacturing throughput. Included in the gross profit was depreciation of $1,251,577 and $969,746 for the six months ended June 30, 2023, and 2022, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2023, were $5,349,495, representing a decrease of $2,971,426, or 36%, compared to $8,320,921 for the comparable period in 2022, partly due to the restructuring costs of $1,788,827 incurred in the quarter ended June 30, 2022. Adjusting for the reported restructuring costs, total operating expenses decreased $1,182,599, or 18%.

Selling expenses for the six months ended June 30, 2023 were $2,210,660 representing a decrease of $45,801 or 2% compared to $2,256,461 for the same period in 2022, primarily explained by bad debt expenses of $140,282 recorded in 2022, and the overall benefits from the cost reduction and reorganization efforts implemented in 2022, partly offset by onboarding of new sales and commercial leadership in 2023.

General and administrative expenses for the six months ended June 30, 2023, were $2,436,432 representing a decrease of $745,628 or 24% compared to $3,182,060 recorded in the same period of 2022. The decrease reflects lower spend on legal and IT in the first half of 2023, coupled with costs associated with the China capacity expansion incurred in the first quarter of 2022. Included in general and administrative expenses for the first half of 2022 was also increased cost associated with the CEO transition and other management changes. Non-cash compensation included in general and administrative expenses was $351,097 and $400,250 for the six months ended June 30, 2023, and 2022, respectively.

The following is a summary of non-cash compensation:

	For the Six Months Ended
	June 30,	June 30,
	2023	2022
Compensation for vesting of restricted stock awards issued to the Board of Directors	$139,000	$102,250
Compensation for vesting of restricted stock awards issued to management	212,097	297,999
Total Non-Cash Compensation	$351,097	$400,250

Research and development expenses for the six months ended June 30, 2023, of $702,403 represented a decrease of $391,170, or 36%, compared to $1,093,573 recorded for the same period in 2022. The decrease was attributable to the centralization of R&D, the streamlining of R&D resources, and more focused R&D efforts.

Restructuring costs for the six months ended June 30, 2023, were $0 compared to $1,788,827 for the same period in 2022. The restructuring program was executed in the second quarter of 2022.

Other Income (Expenses)

Other Income (Expenses) for the six months ended June 30, 2023, was $(177,783) representing a decrease of $2,177,441 or 92% compared to $(2,355,244) for the comparable period in 2022. The variance is predominantly a result of the improved capital structure following the early repayment of the Convertible Note in the quarter ended June 30, 2022, including associated amortization cost incurred. Furthermore, the positive trend reflects less expenses on currency transactions, offset by the non-recurring gain on lease termination related to China closure, in the first half of 2022.

Net Loss

Net loss for the six months ended June 30, 2023, was $(3,944,795) compared to $(10,253,483) for the comparable period in 2022, representing an improvement in net loss of $6,308,688 or 62%.

The change was attributable to the significant increase in gross profit of $1,160,189 due to improved revenue mix, better pricing discipline and more effective manufacturing throughput and kiln utilization; the reduction in operating expenses of $2,971,426 due to general cost savings and the restructuring cost incurred in the quarter ended June 30, 2022, and the reduction in other expense of $2,177,441 following the repayment of the Convertible Note in 2022.

Liquidity and Capital Resources

Based on the prevailing market volatility and macro-economic uncertainty, including the geopolitical unrest pertaining to the Russia and Ukraine conflict, the Company is unable to predict the full impact this will have on its long-term financial condition, results of operations, liquidity, and cash flows. The Company has recently planned and executed on decisive measures to help safeguard the business and its financial position by reducing cost, headcount, and overall capex commitments, improving the Company’s ability to fund investments and general operating expenses from anticipated future Company profits. This, combined with the successful completion of the $26.5 million public offering of Common Stock and pre-funded warrants in May 2022, improved the near-term liquidity position of the Company.

Furthermore, in June 2022, the Company completed the refinancing of its $15 million Convertible Note due in 2023, partly funded by the issuance of the new $6 million Senior Promissory Notes due in June 2024 along with the proceeds from the public offering. The Senior Promissory Notes are interest-free, with full redemption after 24 months.

Based on current projections, which are subject to significant uncertainties, including the duration and severity of global macroeconomic issues, commodity price volatility, and continued global supply chain disruptions, the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions, recession, or a resurgence of the COVID-19 pandemic, however, could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce its profitability and liquidity position.

While the Company anticipates that its proactive measures will be sufficient to protect the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business. In the future, the Company may experience reduced or changed demand characteristics for its products and services, especially if there is a global recession, structural shift in regulation, or the continuation of escalating interest rates that adversely impacts the investment decisions of our customers.

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. On June 30, 2023, we had cash of $12,594,689 and net working capital of $19,053,497, and on December 31, 2022, we had cash of $16,597,371 and net working capital of $21,581,287. On June 30, 2023, our net working capital had decreased by $2,527,790 compared to December 31, 2022, mainly due to a reduction in cash and cash equivalents.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee, or a security bond. For that purpose, we maintain a guaranteed credit line of EUR1,350,000 (approximately $1,480,000). The credit line is secured by a cash deposit.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended June 30, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2023, we had cash & cash equivalents of $12,594,689, net working capital of $19,053,497, accumulated deficit of $71,295,830, and total assets and liabilities of $37,321,712 and $17,297,234, respectively. We have incurred losses from continuing operations, used cash in our continuing operations, and remain dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has initiated substantial cost reductions and profitability improvement measures to help right size the business and develop a clear and sustainable path to profitability, further underpinned by an updated strategy and onboarding of key management resources. There can be no assurance, however, that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Convertible Note”) maturing on October 1, 2023 and 10,000 shares of our Common Stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the Closing.

The Convertible Note was a senior, unsecured obligation of the Company, payable at 112% of the principal amount at maturity (October 1, 2023), or earlier upon redemption or repurchase as set forth in the Convertible Note. The Convertible Note was convertible into shares of Common Stock pursuant to the terms of the Convertible Note, in part or in whole, from time to time, at the election of the Investor. The initial conversion rate was 805.3992 shares of Common Stock per $1,000 of principal amount of the Convertible Note. The conversion rate was subject to anti-dilution adjustments, including for stock dividends, splits, and combinations; issuances of options, warrants, or similar rights; spin-offs and distributions of property; cash dividends or distributions; and tender or exchange offers, in each case as further described in and pursuant to the terms of the Convertible Note.

Beginning on March 1, 2022, and on the first day of each calendar month thereafter, at the election of the Investor or Holder, if applicable, the Company was required to redeem $840,000 of the amounts due under the Convertible Note in cash or Common Stock at 90% of the lesser of (i) the volume-weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the payment date and (ii) the average of the lowest three (3) VWAPs over the 10 trading days immediately preceding the payment date, which shall in no case be less than the floor price of $14.00 per share. Beginning on March 1, 2022, the Company paid the first monthly installment of $840,000 in cash.

As of June 22, 2022, the Note, including accrued interest and all relevant obligations, was repaid in full, amounting to $13,446,875 and allocated between a principal repayment of $11,640,000 and contractual repayment premium of $1,806,875.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the “Notes”) and issued warrants to purchase 531,250 shares of Common Stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the “Purchasers”), pursuant to a Note and warrant purchase agreement entered into with the Purchasers.

The Notes have a term of 24 months and do not bear interest during this period. If the Notes are not repaid on or before the second anniversary of issuance, however, the Notes will thereafter bear interest of 10% per annum, which will increase by 1% each month the Notes remain unpaid, up to a maximum of 16% per annum, payable monthly.

Cash Flows

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Cash flows from operating activities for the period ending June 30, 2023 consist of the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows from operating activities for the six months ended June 30, 2023 were $(3,756,688), representing an improvement of $7,275,553 or 66% compared to $(11,032,241) for the six months ended June 30, 2022. The favorable change reflects the reported improvement in net loss benefiting from an improved gross profit and a general reduction in both operating and other expenses adjusted for depreciation and other non-cash-related items, and further underpinned by a reduction in Changes in assets and liabilities of $3,063,451 for the six month ended June 30, 2023 compared to the same period in 2022, mainly caused by a reduction in prepaid expenses and contract assets.

Cash flows from investing activities were $(290,468) for the six months ended June 30, 2023 as compared to $(229,204) for the six months ended June 30, 2022, representing an decrease of $61,264. The investing activities were mainly confined to general maintenance investments in manufacturing facilities and associated production equipment.

Cash flows from financing activities were $(200,095) for the six months ended June 30, 2023 compared to $13,473,839 for the six months ended June 30, 2022, representing a decrease of $13,673,934. The decrease was mainly driven by the equity raise recorded in the quarter ended June 30, 2022, generating net proceeds of $24,453,527 from the issuance of Common Stock and prefunded warrants, coupled with proceeds of $6,000,000 from the issuance of the new Senior Promissory Notes, partly offset by the full repayment of the Convertible Note issued in April 2021 of $16,800,000.

Off Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2023 for the year ended December 31, 2022.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

3.1	Articles of Incorporation, as amended as of May 24, 2023	Filed herewith

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: August 10, 2023	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2023	/s/ Simon S. Stadil
Simon S. Stadil, Chief Financial Officer
(Principal Financial and Accounting Officer)