Form 10-Q
period 2023-09-30
LIQTECH INTERNATIONAL INC
filed 2023-11-09
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 5,727,310 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the impacts from the supply chain-related disruptions, inflationary pressure, prevailing macro-economic uncertainty, geopolitical instability in the Middle East and Ukraine, and the European energy crisis on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Forward-looking statements include, but are not limited to, statements concerning:

●	Our exposure to increased macro-economic uncertainty;

●	The risk of a prolonged period of inflationary pressure including energy shortages and volatile energy prices in Europe;

●	The impact from prevailing conflicts across the Middle East and Ukraine including overall changes to the economic environment;

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure adequate access to external financing and liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery and critical components for our machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth and execute the Company strategy;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions or environmental regulations and potential further tightening of emission standards;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	Our exposure to potentially adverse tax consequences;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit, or cancel our intellectual property rights, or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$11,832,959	$16,597,371
Accounts receivable, net of allowance for doubtful accounts of $48,909 and $59,559 at September 30, 2023 and December 31, 2022, respectively	3,883,813	2,310,344
Inventories, net of allowance for excess and obsolete inventory of $898,944 and $663,227 at September 30, 2023 and December 31, 2022, respectively	4,556,000	4,062,001
Contract assets	2,587,397	2,253,295
Prepaid expenses and other current assets	1,311,140	1,720,902
Assets held for sale	394,623	723,872

Total Current Assets	24,565,932	27,667,785

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $10,713,077 and $9,046,499 at September 30, 2023 and December 31, 2022, respectively	8,640,532	8,296,807
Operating lease right-of-use assets	2,827,101	3,271,997
Deposits and other assets	446,149	450,038
Intangible assets, net of accumulated amortization of $509,641 and $438,250 at September 30, 2023 and December 31, 2022, respectively	135,363	212,933
Goodwill	223,951	226,095

Total Long-Term Assets	12,273,096	12,457,870

Total Assets	$36,839,028	$40,125,655

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	As of	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,233,853	$1,389,355
Accrued expenses	3,847,849	3,087,206
Current portion of finance lease obligations	558,961	399,198
Current portion of operating lease liabilities	548,417	561,182
Contract liabilities	540,153	649,557

Total Current Liabilities	7,729,233	6,086,498

Deferred tax liability	111,077	154,645
Finance lease obligations, net of current portion	2,899,640	2,384,011
Operating lease liabilities, net of current portion	2,278,684	2,710,815
Senior promissory notes payable, net of debt discount of $1,455,127 and $519,686 at September 30, 2023 and December 31, 2022, respectively	4,544,873	5,480,314

Total Long-term Liabilities	9,834,274	10,729,785

Total Liabilities	17,563,507	16,816,283

Stockholders’ Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock; par value $0.001, 12,500,000 shares authorized, 5,727,310 and 5,498,260 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5,727	5,498
Additional paid-in capital	98,662,745	96,975,476
Accumulated deficit	(72,710,060)	(67,351,035)
Accumulated other comprehensive loss	(6,682,891)	(6,320,567)

Total Stockholders’ Equity	19,275,521	23,309,372

Total Liabilities and Stockholders’ Equity	$36,839,028	$40,125,655

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$5,070,446	$3,305,534	$14,071,984	$11,961,062
Cost of Goods Sold	4,121,881	3,198,255	11,569,549	11,460,102

Gross Profit	948,565	107,279	2,502,435	500,960

Operating Expenses:
Selling expenses	965,039	676,420	3,175,699	2,932,881
General and administrative expenses	1,253,779	1,429,315	3,690,211	4,611,375
Research and development expenses	428,600	283,524	1,131,003	1,377,097
Restructuring costs	-	(1,964)	-	1,786,863

Total Operating Expense	2,647,418	2,387,295	7,996,913	10,708,216

Loss from Operations	(1,698,853)	(2,280,016)	(5,494,478)	(10,207,256)

Other Income (Expense)
Interest and other income	103,887	1,870	272,105	344,593
Interest expense	(34,734)	(28,514)	(92,633)	(394,532)
Amortization discount on Notes	(86,447)	(84,098)	(257,765)	(2,304,054)
Gain (Loss) on currency transactions	287,437	628,137	170,653	361,928
Gain on lease termination	-	(3,317)	-	150,258
Gain on sale of fixed assets	-	(19)	-	642

Total Other Income (Expense)	270,143	514,059	92,360	(1,841,165)

Loss Before Income Taxes	(1,428,710)	(1,765,957)	(5,402,118)	(12,048,421)

Income Tax Benefit	14,480	13,293	43,093	42,274

Net Loss	$(1,414,230)	$(1,752,664)	$(5,359,025)	$(12,006,147)

Basic and Diluted Loss Per Share	$(0.25)	$(0.32)	$(0.94)	$(2.95)

Basic and Diluted Weighted Average Common Shares Outstanding	5,705,729	5,486,475	5,684,430	4,066,144

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Loss	(1,414,230)	(1,752,664)	(5,359,025)	(12,006,147)

Other Comprehensive Loss – Currency Translation, Net	(671,128)	(1,646,038)	(362,324)	(2,616,504)

Total Comprehensive Loss	$(2,085,358)	$(3,398,702)	$(5,721,349)	$(14,622,651)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the periods ended September 30, 2023 and September 30, 2022

					Accumulated
			Additional	Accumu-	Other
	Common Stock		Paid-in	lated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

Common Stock issued in settlement of RSUs	160,670	161	(161)	-	-	-

Stock-based compensation	-	-	157,173	-	-	157,173

Currency translation, net	-	-	-	-	408,596	408,596

Net Loss	-	-	-	(2,389,503)	-	(2,389,503)

BALANCE, March 31, 2023	5,658,930	5,659	97,132,488	(69,740,538)	(5,911,971)	21,485,638

Common Stock issued in settlement of RSUs	24,500	24	(24)	-	-	-

Fractional shares from individual shareholder round-up following reverse split	16,796	17	(17)	-	-	-

Stock-based compensation	-	-	193,924	-	-	193,924

Currency translation, net	-	-	-	-	(99,792)	(99,792)

Net Loss	-	-	-	(1,555,292)	-	(1,555,292)

BALANCE, June 30, 2023	5,700,226	5,700	97,326,371	(71,295,830)	(6,011,763)	20,024,478

Common Stock issued in settlement of RSUs	27,084	27	(27)	-	-	-

Warrants issued in connection with Senior Promissory Notes	-	-	1,193,206	-	-	1,193,206

Stock-based compensation	-	-	143,195	-	-	143,195

Currency translation, net	-	-	-	-	(671,128)	(671,128)

Net Loss	-	-	-	(1,414,230)	-	(1,414,230)

BALANCE, September 30, 2023	5,727,310	5,727	98,662,745	(72,710,060)	(6,682,891)	19,275,521

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the periods ended September 30, 2023 and September 30, 2022

BALANCE, December 31, 2021	2,660,713	2,661	70,929,526	(53,181,928)	(4,975,399)	12,774,860

Common Stock issued in settlement of RSUs	8,373	8	(8)	-	-	-

Stock-based compensation	-	-	178,778	-	-	178,778

Currency translation, net	-	-	-	-	(355,891)	(355,891)

Net Income	-	-	-	(3,746,424)	-	(3,746,424)

BALANCE, March 31, 2022	2,669,086	2,669	71,108,296	(56,928,352)	(5,331,290)	8,851,323

Common shares issued for cash at $0.50 per share, net of offering cost of $1,996,469, in May 2022	2,816,981	2,817	24,450,711	-	-	24,453,528

Warrants issued in connection with Senior Promissory Notes	-	-	664,704	-	-	664,704

Stock-based compensation	-	-	221,472	-	-	221,472

Currency translation, net	-	-	-	-	(614,575)	(614,575)

Net Income	-	-	-	(6,507,059)	-	(6,507,059)

BALANCE, June 30, 2022	5,486,067	5,486	96,445,183	(63,435,411)	(5,945,865)	27,069,393

Common stock issued in settlement of RSUs	1,042	1	(1)	-	-	-

Adjustment to warrants issued in connection with Senior Promissory Notes	-	-	(3,868)	-	-	-

Stock-based compensation	-	-	382,111	-	-	382,111

Currency translation, net	-	-	-	-	(1,646,038)	(1,646,038)

Net Loss	-	-	-	(1,752,664)	-	(1,752,664)

BALANCE, September 30, 2022	5,487,109	5,487	96,823,424	(65,188,075)	(7,591,903)	24,048,934

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(5,359,025)	$(12,006,147)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	2,329,639	2,260,060
Amortization of discount on convertible notes payable	257,765	2,304,054
Stock-based compensation	494,292	782,361
Change in deferred tax asset / liability	(43,093)	(42,274)
Gain on lease termination	-	(150,258)
Gain on sale of fixed assets	-	(642)
Changes in assets and liabilities:
Accounts receivable	(1,632,953)	(1,262,577)
Inventory	(545,083)	5,728
Contract assets	(640,098)	(485,469)
Prepaid expenses and other current assets	405,001	(1,497,612)
Accounts payable	877,608	212,304
Accrued expenses	1,081,573	(1,028,428)
Operating lease liabilities	(423,587)	(409,008)
Contract liabilities	(105,671)	(165,028)
Assets held for sale	329,969	-

Net Cash used in Operating Activities	(2,973,663)	(11,482,936)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,261,131)	(792,523)
Proceeds from sale of fixed assets	-	642

Net Cash used in Investing Activities	(2,261,131)	(791,881)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(299,980)	(259,197)
Proceeds from Sale and Leaseback Agreements	1,018,307	-
Proceeds from issuance of Common Stock and prefunded warrants	-	24,418,612
Proceeds from issuance of Senior Promissory Notes	-	6,000,000
Payments on Convertible Note	-	(16,800,000)

Net Cash provided by Financing Activities	718,327	13,359,415

Gain (Loss) on Currency Translation	(247,945)	(968,601)

Net change in Cash and Restricted Cash	(4,764,412)	115,997

Cash and Restricted Cash at Beginning of Period	16,597,371	17,489,380

Cash and Restricted Cash at End of Period	$11,832,959	$17,605,377

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$117,648	$364,846

Non-cash financing activities
Debt discount on Senior Promissory Notes	1,193,206	695,749

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc., (the “Company”) and its subsidiaries. The terms “Company”, “us”, “we” and “our” as used in this report refer to the Company and its subsidiaries, which are set forth below in Item 2, management’s discussion and analysis section. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide membrane applications and diesel particulate air filters in North America, Europe, Asia, Australia, and South America.

These interim consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year and are unaudited. In the opinion of management, all adjustments consisting of a normal recurring nature and necessary for a fair presentation have been included.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned subsidiary. All material intercompany transactions and accounts have been eliminated in the consolidation.

Reverse Stock Split – On May 26, 2023, the Company effected a 1-for-8 reverse split of its outstanding Common Stock, $0.001 par value (“Common Stock”). All outstanding Common Stock, warrants, and RSUs were adjusted to reflect the 1-for-8 reverse split, with respective exercise prices of the warrants proportionately increased. All stock and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized Common Stock was adjusted to reflect the 1-for-8 reverse split.

As a result of the reverse Common Stock split, an amount equal to the decreased value of Common Stock was reclassified from “Common Stock” to “Additional Paid-in Capital.”

Functional Currency / Foreign Currency translation – The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); the functional currency of LiqTech China is the Renminbi (“RMB”); and the functional currency of LiqTech Singapore is the Singapore Dollar. The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the nine months ended September 30, 2023 and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2023, and December 31, 2022, the Company held $901,437 and $1,440,394, respectively, of restricted cash. The restricted cash is held as security by a local financial institution against a leasing facility and for bank guarantees issued for the benefit of customers in connection with prepayments of sales orders and general product warranties.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At September 30, 2023 and December 31, 2022 the Company had $0 and $12,999,271 in excess of the FDIC insured limit, respectively.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, age, financial information that is publicly accessible and other currently available evidence.

The roll-forward of the allowance for doubtful accounts for the periods ended September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Allowance for doubtful accounts at the beginning of the period	$59,559	$409,076
Bad debt expense	-	(24,534)
Receivables written off during the periods	(10,322)	(295,778)
Effect of currency translation	(328)	(29,205)
Allowance for doubtful accounts at the end of the period	$48,909	$59,559

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the water treatment unit, where revenue is recognized at the transfer of control based upon signed acceptance of the water treatment unit by the customer. Most commonly this invoice is sent to the customer at commissioning of the product or no later than 12 months after the delivery. Also included in Contract assets are short-term receivables such as value-added tax (“VAT”) and other receivables.

Assets Held for Sale – Assets are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets are classified as held for sale on the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

Leases – The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also includes prepaid lease payments, reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, for which the Company will reflect the change when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

Goodwill and Intangible Assets – The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business, with the residual purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

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

Revenue Recognition – The Company sells products throughout the world, and sales by geographical region are as follows for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Americas	$986,316	$382,573	$1,798,608	$861,260
Asia-Pacific	891,058	895,696	2,031,013	2,944,449
Europe	2,933,092	1,903,930	8,944,536	6,651,065
Middle East & Africa	259,980	123,335	1,297,827	1,504,288
	$5,070,446	$3,305,534	$14,071,984	$11,961,062

The Company’s sales by product line are as follows for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Water	$2,629,910	$785,046	$6,135,127	$3,522,049
Ceramics	1,608,763	1,854,981	4,807,600	5,548,951
Plastics	656,693	665,507	2,951,376	2,839,809
Corporate	175,080	-	177,881	50,253
	$5,070,446	$3,305,534	$14,071,984	$11,961,062

For Water (systems and aftermarket), Ceramics (diesel particulate filters and membranes), and Plastics (components), revenue is recognized when performance obligations specified within the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company’s sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer. Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company’s standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Considering the relatively short time between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time the commissioning services are rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as Contract liabilities.

Aftermarket sales represent spare parts, extended warranties, commissioning activities, and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract.

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

The roll-forward of Contract assets / liabilities for the periods ended September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Cost incurred	$4,176,466	$3,860,179
Unbilled project deliveries	941,767	950,105
VAT	242,831	229,006
Other receivables	107,607	45,814
Prepayments	(3,357,497)	(3,363,039)
Deferred Revenue	(63,930)	(118,327)
	$2,047,244	$1,603,738

Distributed as follows:
Contract assets	$2,587,397	$2,253,295
Contract liabilities	(540,153)	(649,557)

$2,047,244	$1,603,738

Advertising Cost – Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended September 30, 2023, and 2022 were $7,372 and $39,094, respectively. Total advertising costs amounted to $52,138 and $142,522 for the nine months ended September 30, 2023, and 2022, respectively.

Research and Development Cost – The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended September 30, 2023, and 2022 were research and development costs of $428,600 and $283,524, respectively. For the nine-month periods ended September 30, 2023, and 2022, research and development costs were $1,131,003 and $1,377,097, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This statement requires an asset and liability approach with respect to accounting for income taxes.

Income/(Loss) Per Share – The Company calculates earnings (loss) per share in accordance with FASB ASC 260, Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options, RSUs and warrants that have been granted but have not yet been exercised.

Stock Awards – During the years presented in the accompanying consolidated financial statements, the Company has granted stock awards. The Company accounts for stock awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets including accounts receivable; allowance for doubtful accounts; contract assets; reserve for excess and obsolete inventory; depreciation and impairment of property, plant and equipment; goodwill; liabilities including contract liabilities and contingencies; the disclosures of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements – Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the proposed cost reductions, strategy, and profitability improvement measures, thus achieving profitable operations. The financial statements do not include any adjustments that might result from the realization of these uncertainties.

As of September 30, 2023, the Company had cash and cash equivalents of $11,832,959, net working capital of $16,836,699, an accumulated deficit of $72,710,060, and total assets and liabilities of $36,839,028 and $17,563,507, respectively.

NOTE 3 – INVENTORY

Inventory consisted of the following on September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Furnace parts and supplies	$60,826	$66,495
Raw materials	2,846,711	2,474,227
Work in process	1,305,301	982,973
Finished goods and filtration systems	1,242,106	1,201,533
Reserve for excess and obsolescence	(898,944)	(663,227)
Net Inventory	$4,556,000	$4,062,001

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 4 – LEASES

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

During the nine months ended September 30, 2023, cash paid for amounts included for the measurement of finance lease liabilities was $406,235, and the Company recorded finance lease expenses in other income (expenses) of $335,342.

During the nine months ended September 30, 2023, cash paid for amounts included for the measurement of operating lease liabilities was $567,544, and the Company recorded operating lease expense of $567,544.

Other information related to leases as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$2,827,101	$3,271,997

Operating lease liabilities – current	$548,417	$561,182
Operating lease liabilities – long-term	2,278,684	2,710,815
Total operating lease liabilities	$2,827,101	$3,271,997

Finance leases:
Property and equipment, at cost	$5,211,613	$3,877,955
Accumulated depreciation	(765,434)	(544,653)
Property and equipment, net	$4,446,179	$3,333,302

Finance lease liabilities – current	$558,961	$399,198
Finance lease liabilities – long-term	2,899,640	2,384,011
Total finance lease liabilities	$3,458,601	$2,783,209

Weighted average remaining lease term:
Operating leases	9.6	9.6
Finance leases	4.9	5.4

Weighted average discount rate:
Operating leases	6.1%	6.2%
Finance leases	6.5%	2.2%

Maturities of lease liabilities at September 30, 2023 were as follows:

	Operating Lease	Finance lease
2023 (remaining 3 months)	$184,330	$190,998
2024	598,589	764,883
2025	312,017	761,497
2026	301,705	726,614
2027	301,705	1,259,360
Thereafter	2,036,507	463,845
Total payment under lease agreements	3,734,853	4,167,198
Less imputed interest	(907,752)	(708,597)
Total lease liability	$2,827,101	$3,458,601

NOTE 5 – LINES OF CREDIT

In connection with certain orders, we provide the customer with a working guarantee, prepayment guarantee, or a security bond. For that purpose, the Company has a credit line of EUR 850,000 (approximately $900,000) secured by a cash deposit, available for issuance of trade finance products. As of September 30, 2023, the Company had guaranties of $47,141 issued against the credit line.

NOTE 6 – LONG-TERM DEBT

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor (“Investor”) pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Convertible Note”) maturing on October 1, 2023 and 10,000 shares of our Common Stock, $0.001 par value (“Common Stock”), for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the closing.

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

The components of the Convertible Note are as follows:

	September 30, 2023	December 31, 2022
Convertible note	$-	-
Less: unamortized debt issuance costs	-	-
Convertible note payable	$-	$-

Current portion of convertible note payable	-	-
Convertible note payable, less current portion	-	-
Convertible note payable	$-	$-

For the three months ended September 30, 2023 and 2022, the Company recognized interest expense of $0 and $0, respectively, and $0 and $0, respectively, related to the amortization of debt issuance costs.

For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of $0 and $308,958, respectively, and $0 and $2,213,065, respectively, related to the amortization of debt issuance costs.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the “Notes”) and issued warrants to purchase 531,250 shares of Common Stock to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the “Purchasers”), pursuant to a note and warrant purchase agreement entered into with the Purchasers. The warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years and are exercisable for cash at any time.

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

On October 13, 2023, the Company and the Purchasers entered into an amendment to the Note and Warrant Purchase Agreement (the “Amendment”) and Allonge No. 1 to each of the Notes (collectively, the “Allonges”) effective as of September 30, 2023, pursuant to which the Company and the Purchasers extended the maturity date of the Notes from June 20, 2024, to January 1, 2026 (the “Extension”). As consideration for the Extension, simultaneously with the entry into the Amendment and Allonges, the Company issued to the Purchasers additional warrants to purchase an aggregate of 531,250 shares of Common Stock at an exercise price of $5.20 per share, subject to adjustment as provided therein (the “2023 Warrants”). The 2023 Warrants are exercisable at any time prior to the five-year anniversary of the initial exercise date of September 30, 2023. The Amendment qualifies as a modification and entitles the Purchasers to registration rights with respect to the shares of Common Stock issuable upon exercise of the 2023 Warrants pursuant to the existing Registration Rights Agreement, dated June 22, 2022, by and between the Company and the Purchasers.

As a result of the amendment, the Company recorded an initial debt discount of $1,193,206, based on the relative fair value of the warrants and Notes issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 5.0 years, stock price of $3.89, exercise price of $5.20, volatility of 73.66%, risk-free rate of 4.60%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the note. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

The components of notes payable are as follows:

	September 30, 2023	December 31, 2022
Senior Promissory Notes	$6,000,000	6,000,000
Less: unamortized debt discount	(1,455,127)	(519,686)
Senior Promissory Notes payable	$4,544,873	$5,480,314

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	4,544,873	5,480,314
Senior Promissory Notes payable	$4,544,873	$5,480,314

For the three months ended September 30, 2023 and 2022, the Company recognized interest expense of $0 and $0, respectively, and $86,447 and $84,098, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of $0 and $0, respectively, and $257,765 and $90,989, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Balance at January 1	$898,072	$962,313
Warranty costs charged to cost of goods sold	91,609	86,256
Utilization charges against reserve	(296,522)	(93,653)
Foreign currency effect	(3,810)	(56,844)
Balance at the end of the period	$689,349	$898,072

The utilization charges against the reserve for the nine months ended September 30, 2023 relate to the commercial settlement agreement as described under “Contingencies”.

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

As of September 30, 2023, the Company had outstanding balances of 314,462 RSUs, 3,930,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock.

As of September 30, 2022, the Company had outstanding balances of 313,043 RSUs, 3,930,008 prefunded warrants, and 560,096 warrants, all exercisable for shares of Common Stock.

The following table shows the amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive Common Stock for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net (Loss)	(1,414,230)	(1,752,664)	(5,359,025)	(12,006,147)
Weighted average number of common shares used in basic earnings per share	5,705,729	5,486,475	5,684,430	4,066,144
Effect of dilutive securities, stock options, RSUs, and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	5,705,729	5,486,475	5,684,430	4,066,144

For the three and nine months ended September 30, 2023 and 2022, respectively, the Company had no options outstanding to purchase Common Stock.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 12,500,000 authorized shares of Common Stock. As of September 30, 2023 and December 2022, there were 5,727,310 and 5,498,260 shares of Common Stock issued and outstanding, respectively.

Voting – Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends – Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of Common Stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights – In the event of any liquidation, dissolution or winding-up of affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of Common Stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters – Holders of Common Stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our Common Stock. All of the issued and outstanding shares of Common Stock on the date of this Annual Report are validly issued, fully paid and non-assessable.

Preferred Stock – Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock.

The Company has 2,500,000 shares of authorized Preferred stock, $0.001 par value. As of September 30, 2023, there were no preferred shares issued and outstanding.

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

On August 25, 2023, the Company issued 1,042 shares of Common Stock to settle RSUs. The RSUs were valued at $57,500 for services provided by the Board of Directors in 2023. The Company recognized the stock-based compensation of the award over the requisite service period during the period ended September 30, 2023.

On September 12, 2023, the Company issued 26,042 shares of Common Stock to settle RSUs. The RSUs were valued at $116,667 for services provided by management in the last 12 months. The Company recognized the stock-based compensation of the award over the requisite service period during the period ended September 30, 2023.

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

On June 22, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 531,250 shares of Common Stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a Note and warrant purchase agreement. Additionally, as part of the transaction, the Company issued 28,846 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years, and are exercisable for cash at any time.

On October 13, 2023, the Company entered into an amendment to the Note and Warrant Purchase Agreement effective as of September 30, 2023, pursuant to which the Company and the Purchasers extended the maturity date of the Notes from June 20, 2024, to January 1, 2026 (the “Extension”). As consideration for the Extension, the Company issued to the Purchasers additional warrants to purchase an aggregate of 531,250 shares of Common Stock at an exercise price of $5.20 per share. The warrants are exercisable at any time prior to the five-year anniversary of the initial exercise date of September 30, 2023.

The following is a summary of the periodic changes in warrants outstanding for the nine months ended September 30, 2023 and 2022:

	2023	2022
Warrants outstanding at January 1	4,490,104	126,875
Warrants issued	531,250	4,363,229
Exercises and conversions	-	-
Warrants outstanding at September 30	5,021,354	4,490,104

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At September 30, 2023, 113,357 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At September 30, 2023, 201,104 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $143,195 and $382,111 for the three-month periods ended September 30, 2023, and 2022, respectively. For the nine months periods ended September 30, 2023, and 2022, the stock-based compensation related to share grants was $494,292 and $782,360, respectively. On September 30, 2023, the Company had $822,601 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of September 30, 2023, and changes during the period are presented below:

	September 30, 2023
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2022	301,111	$4.80	$-
Granted	225,604	3.00	-
Vested and settled with share issuance	(212,253)	(4.86)	-
Outstanding, September 30, 2023	314,462	$3.46	$-

NOTE 10 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2023		2022	2023		2022
Customer A	12%		* %	*	%	*	%
Customer B	*	%	14%	*	%	17%
Customer C	*	%	12%	*	%	*	%
Customer D	*	%	11%	*	%	*	%
Customer E	*	%	* %	*	%	12%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	September 30, 2023		December 31, 2022
Customer A	12%		* %
Customer D	*	%	20%
Customer E	11%		17%
Customer F	*	%	10%

* Zero or less than 10%

As of September 30, 2023, approximately 97% of the Company’s assets were located in Denmark, 1% were located in the U.S., and 2% were located in China. As of December 31, 2022, approximately 65% of the Company’s assets were located in Denmark, 33% were located in the U.S., and 2% were located in China.

NOTE 11 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics. Effective as of January 1, 2020, the group structure was changed, with shared group activities transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Water	$2,629,910	$785,046	$6,135,127	$3,522,049
Ceramics	1,608,763	1,854,981	4,807,600	5,548,951
Plastics	656,693	665,507	2,951,376	2,839,809
Corporate	175,080	-	177,881	50,253
Total consolidated Revenue	5,070,446	3,305,534	14,071,984	11,961,062

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income (Loss)
Water	$177,446	$(107,681)	$(283,590)	$(864,378)
Ceramics	(531,682)	(772,862)	(1,532,455)	(3,519,182)
Plastics	(365,978)	(152,492)	(499,312)	(392,092)
Corporate	(694,016)	(719,629)	(3,043,668)	(7,230,495)
Total consolidated Loss	(1,414,230)	(1,752,664)	(5,359,025)	(12,006,147)

	As of
Total Assets	September 30, 2023	December 31, 2022
Water	$9,114,839	$7,781,211
Ceramics	14,900,727	13,808,529
Plastics	894,434	1,099,019
Corporate	11,929,028	17,436,896
Total consolidated Assets	$36,839,028	$40,125,655

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

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes while also providing engineered systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in the following business areas: water treatment systems and services, ceramic membranes and systems for liquid filtration, diesel particulate filters (DPFs) to control soot exhaust particles from diesel engines, and plastic components for applications across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our office in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, automation and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

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

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
					Period to Period Change
	2023	As a % of Sales	2022	As a % of Sales	Variance	Percent %
Revenue	5,070,446	100.0%	3,305,534	100.0%	1,764,912	53.4%
Cost of goods sold	4,121,881	81.3	3,198,255	96.8	923,626	28.9
Gross Profit	948,565	18.7	107,279	3.2	841,286	784.2

Operating Expenses
Selling expenses	965,039	19.0	676,420	20.5	288,619	42.7
General and administrative expenses	1,253,779	24.7	1,429,315	43.2	(175,536)	(12.3)
Research and development expenses	428,600	8.5	283,524	8.6	145,076	51.2
Restructuring costs	-	-	(1,964)	(0.1)	1.964	(100.0)
Total Operating Expenses	2,647,418	52.2	2,387,295	72.2	260,123	10.9

Loss from Operation	(1,698,853)	(33.5)	(2,280,016)	(69.0)	581,163	(25.5)

Other Income (Expense)
Interest and other income	103,887	2.0	1,870	0.1	102,017	5455.5
Interest (expense)	(34,734)	(0.7)	(28,514)	(0.9)	(6,220)	21.8
Amortization discount, Notes	(86,447)	(1.7)	(84,098)	(2.5)	(2,349)	2.8
Gain (loss) on currency transactions	287,437	5.7	628,137	19.0	(340,700)	(54.2)
Gain on lease termination	-	-	(3,317)	(0.1)	3,317	(100.0)
Gain (loss) on sale of fixed assets	-	-	(19)	-	19	(100.0)
Total Other Income (Expense)	270,143	5.3	514,059	15.6	(243,916)	(47.4)

Loss Before Income Taxes	(1,428,710)	(28.2)	(1,765,957)	(53.4)	337,247	(19.1)
Income Tax Benefit	14,480	0.3	13,293	0.4	1,187	8.9

Net Loss	(1,414,230)	(27.9)	(1,752,664)	(53.0)	338,434	(19.3)

Revenue

Revenue for the three months ended September 30, 2023, was $5,070,446 compared to $3,305,534 for the same period in 2022, representing an increase of $1,764,912, or 53%. The favorable variance in revenue reflects a continued strengthening of our established business lines along with a significant increase in aftermarket sales, including membrane housings and general spare part sales, and increased deliveries for pool systems in Europe and Asia Pacific. Furthermore, the quarterly revenue benefitted from stable DPF activity, continued remediation work for marine systems, and progress on external R&D projects to further strengthen our technology base.

Gross Profit

Gross profit for the quarter ended September 30, 2023, of $948,565 (or 18.7% gross margin), increased $841,626, compared to a gross profit of $107,279 (or 3.2% gross margin) for the same period in 2022. The positive variance is a result of increased volume, an improved revenue mix with elevated contribution of high-margin aftermarket activities, enhanced pricing discipline, and targeted cost reductions. During the quarter, we have onboarded new hires to ramp up our ceramics manufacturing throughput, improve kiln utilization, and compress delivery lead times. Profitability was also underpinned by new quality and production optimization efforts, seeking to standardize our system and service delivery platforms.

Included in gross profit was depreciation of $663,938 and $436,257 for the three months ended September 30, 2023, and 2022, respectively, with the increase reflecting investments in manufacturing equipment and facilities as well as an accelerated depreciation schedule for select kiln equipment.

Expenses

Total operating expenses for the three months ended September 30, 2023, were $2,647,418, representing an increase of $260,123, or 11%, compared to $2,387,295 for the same period in 2022.

Selling expenses for the three months ended September 30, 2023, were $965,039 representing an increase of $288,619 or 43%, compared to $676,420 for the same period in 2022. The increase is attributable to the onboarding of additional sales representatives, including new sales leadership to help execute the Company’s strategy to increase established business and penetrate target end markets. In addition, the Company incurred increased investor relations and marketing costs during the quarter due to conference participation and associated travel.

General and administrative expenses for the three months ended September 30, 2023, were $1,253,779, representing a decrease of $175,536 or 12%, compared to $1,429,315 for the same period in 2022. The decrease is predominantly related to CEO transition and other management changes in the quarter ended September 30, 2022, and ongoing cost reductions, partly offset by IT-related costs associated with outsourcing of IT services, onboarding of new employees, and consulting expenses.

Included in general and administrative expenses were non-cash compensation of $143,195 and $382,111 for the three months ended September 30, 2023, and 2022, respectively.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Compensation for vesting of restricted stock awards issued to the Board of Directors	$37,146	$51,125
Compensation for vesting of restricted stock awards issued to management	106,049	330,986
Total Non-Cash Compensation	$143,195	$382,111

Research and development expenses for the three months ended September 30, 2023, were $428,600, representing an increase of $145,076, or 51%, compared to $283,524 for the same period in 2022. The change was attributable to external costs related to finalizing ongoing projects, partially offset by a decrease in the average number of employees engaged in research and development activities, as the Company has streamlined and centralized the R&D function.

Other Income (Expenses)

Other Income for the three months ended September 30, 2023, was $270,143, representing a decrease in other income of $243,916, or 47%, compared to $514,059 for the comparable period in 2022, with the change reflecting a reduced gain on currency transactions, partially offset by increased interest income due to a more favorable deposit interest rate.

Net Loss

Net loss for the three months ended September 30, 2023, was $(1,414,230), representing an improvement of $338,434, or 19%, compared to $(1,752,664) recorded in the quarter ended September 30, 2022. The change was attributable to the increased volume from system and aftermarket sales and elevated gross profit margin due to realization of manufacturing efficiencies and associated cost reductions across our business. This was partially offset by increased operating expenses of $260,123, predominantly caused by onboarding of additional sales representatives and cost associated with finalizing ongoing R&D projects and reduced gain on currency transactions.

Comparison of the Nine Months Ended September 30, 2023, and September 30, 2022

The following table sets forth our revenues, expenses and net loss for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
					Period to Period
					Change
	2023	As a % of Sales	2022	As a % of Sales	Variance	Percent %
Revenue	14,071,984	100.0%	11,961,062	100.0%	2,110,922	17.6%
Cost of Goods Sold	11,569,549	82.2	11,460,102	95.8	109,447	1.0
Gross Profit	2,502,435	17.8	500,960	4.2	2,001,475	399.5

Operating Expenses
Selling expenses	3,175,699	22.6	2,932,881	24.5	242,818	8.3
General and administrative expenses	3,690,211	26.2	4,611,375	38.6	(921,164)	(20.0)
Research and development expenses	1,131,003	8.0	1,377,097	11.5	(246,094)	(17.9)
Restructuring costs	-	-	1,786,863	14.9	(1,786,863)	(100.0)
Total Operating Expenses	7,996,913	56.8	10,708,216	89.5	(2,711,303)	(25.3)

Loss from Operation	(5,494,478)	(39.0)	(10,207,256)	(85.3)	4,712,778	(46.2)

Other Income (Expense)
Interest and other income	272,105	1.9	344,593	2.9	(72,488)	(21.0)
Interest (expense)	(92,633)	(0.7)	(394,532)	(3.3)	301,899	(76.5)
Amortization discount, Notes	(257,765)	(1.8)	(2,304,054)	(19.3)	2,046,289	(88.8)
Gain (loss) on currency transactions	170,653	1.2	361,928	3.0	(191,275)	(52.8)
Gain on lease termination	-	-	150,258	1.3	(150,258)	(100.0)
Gain (loss) on sale of fixed assets	-	-	642	-	(642)	(100.0)
Total Other Income (Expense)	92,360	(0.7)	(1,841,165)	(15.4)	1,933,525	(105.0)

Loss Before Income Taxes	(5,402,118)	(38.4)	(12,048,421)	(100.7)	6,646,303	(55.2)
Income Tax Benefit	43,093	0.3	42,274	0.4	819	1.9

Net Loss	(5,359,025)	(38.1)	(12,006,147)	(100.4)	6,647,122	(55.4)

Revenue

Revenue for the nine months ended September 30, 2023, was $14,071,984 (or 17.8% gross margin), representing an increase of $2,110,922, or 18%, compared to $11,961,062 (or 4.2% gross margin) recorded in for the same period in 2022. The positive variance reflects an increase in system sales and aftermarket activities, including increased spare parts and membrane housing orders, due to the establishment of a new, dedicated aftermarket organization, coupled with continued traction within our system business related to pool and marine system deliveries as well as oil & gas and industrial system applications. Furthermore, the period benefitted from a general increase in sales of plastic products and completion of external R&D projects.

The positive variance for the nine months ended September 30, 2023, was partly offset by a decrease in sale of ceramic products (DPF and membranes) as the period ended September 30, 2022, benefitted from delivery of a large legacy DPF order, and the Company is deliberately targeting an improved revenue mix consisting of higher-margin products.

Gross Profit

Gross profit for the nine months ended September 30, 2023, was $2,502,435 representing an increase of $2,001,475 or 400% compared to the gross profit of $500,960 reported for the same period in 2022. The increase derives from a reduction in cost of goods sold due to improved product mix and renewed pricing discipline within the recurring ceramic DPF business and the continued delivery of profitable system and aftermarket orders within the pool and phosphoric acid businesses.

The efforts specified above resulted in improved profitability, despite remediation costs related to legacy system deliveries and increased depreciation from recent investments in manufacturing equipment and facilities to improve kiln utilization and manufacturing throughput. Included in the gross profit was depreciation of $1,915,515 and $1,406,003 for the nine months ended September 30, 2023, and 2022, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2023, were $7,996,913, representing a decrease of $2,711,303, or 25%, compared to $10,708,216 for the comparable period in 2022, partly due to the restructuring costs of $1,786,863 incurred in the quarter ended June 30, 2022. Adjusting for the reported restructuring costs, total operating expenses decreased $924,440, or 9%.

Selling expenses for the nine months ended September 30, 2023, were $3,175,699, representing an increase of $242,818, or 8%, compared to $2,932,881 for the same period in 2022, primarily attributable to the onboarding of new sales and commercial leadership in 2023, partly offset by the ongoing focus on cost reduction and reduced bad debt expenses.

General and administrative expenses for the nine months ended September 30, 2023, were $3,690,211, representing a decrease of $921,164, or 20%, compared to $4,611,375 recorded in the same period of 2022. The decrease reflects reduced legal expenses and the absence of costs associated with the now-closed production facility in China, CEO transition and other transition costs, management changes executed in 2022. Non-cash compensation included in general and administrative expenses was $494,293 and $782,360 for the nine months ended September 30, 2023, and 2022, respectively.

The following is a summary of non-cash compensation:

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Compensation for vesting of restricted stock awards issued to the Board of Directors	$176,146	$153,375
Compensation for vesting of restricted stock awards issued to management	318,146	628,985
Total Non-Cash Compensation	$494,292	$782,360

Research and development expenses for the nine months ended September 30, 2023, of $1,131,003 represented a decrease of $246,094, or 18%, compared to $1,377,097 recorded for the same period in 2022. The decrease was attributable to the centralization of R&D to inspire more focused R&D efforts, partially offset by costs related to completion of external R&D projects in the third quarter of 2023.

Restructuring costs for the nine months ended September 30, 2023, were $0 compared to $1,786,863 for the same period in 2022. The restructuring program was executed in the second quarter of 2022.

Other Income (Expenses)

Other Income for the nine months ended September 30, 2023, was $92,360, representing an increase of $1,933,525, compared to $(1,841,165) for the comparable period in 2022. The favorable variance is predominantly a result of early repayment of the Convertible Note in the second quarter of 2022, including associated amortization cost incurred, and increased interest income due to a more favorable deposit interest rate, offset by a lower gain on currency transactions, the non-recurring gain on the lease termination related to the now-closed production facility in China, and the receipt of COVID-19 grants in the second quarter of 2022.

Net Loss

Net loss for the nine months ended September 30, 2023, was $(5,359,025) compared to $(12,006,147) for the comparable period in 2022, representing an improvement in net loss of $6,647,122. The improvement was attributable to increased volume; the favorable trend in gross profit margin due to improved mix from system sales and aftermarket activities, and cost efficiencies realized through elevated manufacturing throughput, reduced operating expenses from the absence of restructuring costs incurred in the quarter ended June 30, 2022, and the reduction in other expense following the repayment of the Convertible Note in 2022.

Liquidity and Capital Resources

Based on the prevailing market volatility and macro-economic uncertainty, including the geopolitical unrest pertaining to the Middle East and the Russia/Ukraine conflicts, the Company is unable to predict the full impact this will have on its long-term financial condition, results of operations, liquidity, and cash flows. The Company has recently planned and executed on decisive measures to help safeguard the business and its financial position by reducing cost, headcount controlling, and overall capex commitments, improving the Company’s ability to fund investments and general operating expenses from anticipated future Company profits.

Furthermore, in relation to the delivery and installation of new machinery and equipment to facilitate revenue growth, the Company has secured approximately $1.4 million of new finance leases from financial institutions to further strengthen its liquidity. On September 30, 2023, the Company proactively addressed the maturity of the $6 million senior promissory notes, extending the original maturity from June 2024 to January 2026 with terms and conditions that are aligned with the original agreement dated on June 22, 2022.

Based on current projections, which are subject to significant uncertainties, including the duration and severity of global macroeconomic issues, geopolitical instability, commodity price volatility, and continued global supply chain disruptions, the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions, continued and escalating geopolitical instability, or a resurgence of the COVID-19 pandemic, however, could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce its profitability and liquidity position.

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

We have historically satisfied our capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. On September 30, 2023, we had cash of $11,832,959 and net working capital of $16,836,699, and on December 31, 2022, we had cash of $16,597,371 and net working capital of $21,581,287. On September 30, 2023, our net working capital had decreased by $4,744,588 compared to December 31, 2022, mainly due to a reduction in cash and cash equivalents.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee, or a security bond. For that purpose, we maintain a guaranteed credit line of EUR 850,000 (approximately $900,000). The credit line is secured by a cash deposit.

Going Concern and Management’s Plans

The financial statements included herein for the period ended September 30, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of September 30, 2023, we had cash and cash equivalents of $11,832,959, net working capital of $16,836,699, an accumulated deficit of $72,710,060, and total assets and liabilities of $36,839,028 and $17,563,507, respectively. We have incurred losses from continuing operations, used cash in our continuing operations, and remain dependent on external financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has initiated substantial cost reductions and profitability improvement measures to help right-size the business and develop a clear and sustainable path to profitability, further underpinned by an updated strategy and onboarding of key executives. There can be no assurance, however, that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Convertible Note

On March 24, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell a $15.0 million principal amount senior convertible note (the “Convertible Note”) maturing on October 1, 2023 and 10,000 shares of our Common Stock, for an aggregate purchase price of $15.0 million upon the satisfaction of the closing conditions set forth in the Securities Purchase Agreement. The Closing occurred on April 8, 2021, and the Company issued to the Investor the securities in connection with the closing.

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

On October 13, 2023, the Company and the Purchasers entered into an amendment to the Note and Warrant Purchase Agreement (the “Amendment”) and Allonge No. 1 to each of the Notes (collectively, the “Allonges”) effective as of September 30, 2023, pursuant to which the Company and the Purchasers extended the maturity date of the Notes from June 20, 2024, to January 1, 2026 (the “Extension”). As consideration for the Extension, simultaneously with the entry into the Amendment and Allonges, the Company issued to the Purchasers additional warrants to purchase an aggregate of 531,250 shares of Common Stock at an exercise price of $5.20 per share, subject to adjustment as provided therein (the “2023 Warrants”). The 2023 Warrants are exercisable at any time prior to the five-year anniversary of the initial exercise date of September 30, 2023. The Amendment qualifies as a modification and entitles the Purchasers to registration rights with respect to the shares of Common Stock issuable upon exercise of the 2023 Warrants pursuant to the existing Registration Rights Agreement, dated June 22, 2022, by and between the Company and the Purchasers.

Cash Flows

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Cash flows from operating activities for the period ending September 30, 2023 consist of the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows from operating activities for the nine months ended September 30, 2023 were $(2,973,663), representing an improvement of $8,509,273 compared to $(11,482,936) for the nine months ended September 30, 2022. The favorable change reflects the reported improvement in net loss benefiting from an improved gross profit and a general reduction in both operating and other expenses adjusted for depreciation and other non-cash-related items, and further underpinned by a reduction in Changes in assets and liabilities of $3,976,848 for the nine months ended September 30, 2023 compared to the same period in 2022, mainly caused by a reduction in prepaid expenses and increase in accrued expenses.

Cash flows from investing activities were $(2,261,131) for the nine months ended September 30, 2023 as compared to $(791,881) for the nine months ended September 30, 2022, representing an increase of $1,469,250. The investing activities were mainly related to growth investments in new machinery for ceramics production, as we redirected purchased and inbound equipment from our closed facility in China, as well as general maintenance investments across our manufacturing facilities.

Cash flows from financing activities were $718,327 for the nine months ended September 30, 2023 compared to $13,359,415 for the nine months ended September 30, 2022, representing a decrease of $12,641,088. The decrease was mainly driven by the equity raise recorded in May 2022, generating net proceeds of $24,418,612 from the issuance of Common Stock and prefunded warrants, coupled with proceeds of $6,000,000 from the issuance of the new Senior Promissory Notes, and partly offset by the full repayment of the Convertible Note issued in April 2021 of $16,800,000.

Off Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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
●

the recognition and measurement of loss contingencies, which impact gross profit or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment; and

●	the valuation of warrants issued in connection with the Senior Promissory Notes, which impacts other income (expense).

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 31, 2023 for the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, Company management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company has hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2023 by improving competencies and work processes. Further, the Company made an investment in a new ERP system along with other supporting IT systems to support the controls and processes of the Company. These investments are an important part of our remediation plan. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to financial reporting to ensure the effective design and operation of process-level controls.

While management believes that the steps taken and those planned will improve internal control over financial reporting and will remediate the identified material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable relevant controls operate for a sufficient period of time.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of May 24, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 19, 2023

10.1	First Amendment to Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 19, 2023

10.2	Form of Allonge No. 1	Included in Exhibit 10.1

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: November 9, 2023	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	/s/ Simon S. Stadil
Simon S. Stadil, Chief Financial Officer
(Principal Financial and Accounting Officer)