Form 10-K
period 2023-12-31
LIQTECH INTERNATIONAL INC
filed 2024-03-22
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4531315941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

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

On June 30, 2023, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $3.21 per share on June 30, 2023, was $16,158,560. As of March 21, 2024, there were 5,807,340 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements concerning:

●	Our ability to continue as a going concern;

●	The impact from the prevailing geopolitical uncertainty including the war between Ukraine and Russia as well as the escalating conflict between Hamas and Israel in the Middle East;

●

Operational exposure related to increased macro-economic uncertainty, risk of a prolonged period of inflationary pressure, potential energy shortages, and/or volatile energy and electricity prices across Europe;

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The exposure to potentially adverse tax consequences;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit, or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to, or find it difficult to, enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

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

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes as well as developing industry-leading and fully automated filtration solutions and systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration systems, ceramic diesel particulate filters (DPFs) to control soot exhaust particles and black carbon emission from diesel engines, and plastic components for usage across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

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

Our Products

We manufacture and sell a broad range of systems and products based on the application of our ceramic filters and membranes for the filtration of liquids and gases within a range of uses, such as industrial wastewater, oil & gas, commercial pool, non-road machinery, marine, chemicals/petrochemicals and other industrial applications. We also provide engineered plastic parts and products for various internal and external industrial applications in the food & beverage and pharmaceutical industries.

Silicon Carbide Ceramic Membranes for Liquid Filtration

For more than two decades, LiqTech has developed, manufactured, and sold innovative silicon carbide ceramic membranes for liquids purification.  Based on our continuous R&D efforts, patented technologies, and advanced production methods, we produce state-of-the-art silicon carbide products for various applications with the current membrane portfolio consisting of:

●

Silicon Carbide (SiC) ceramic membranes, a unique patented technology designed as a tubular membrane. It utilizes a crossflow structure to handle high concentrations of suspended solids found in produced water from the oil & gas and chemical industries, wastewater from industrial processes and manure filtration, and other applications. It offers consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. We offer onshore and offshore solutions and have experience within petrochemicals, chemicals and produced water streams. We believe our SiC filters are the best alternative to microfiltration and walnut shell filters due to the operational efficiencies of our SiC filters including operating cost savings, reduced installation cost, and product resilience. Our chemically inert, plug-and-play membranes are extremely hard, chemically resistant, and consist of durable ceramics with high flux (flow). SiC membranes are stronger, harder, longer-lasting, more temperature-resistant, and perform more efficiently than conventional ceramic or polymeric membranes;

●

Hybrid Technology Membranes (HTM), a patented asymmetric membrane that combines the desired properties from silicon carbide (SiC) and zirconia (ZrO₂) ceramics. With a pore size of 60 nanometers (nm), it is suitable for ultrafiltration applications. This state-of-the-art membrane technology facilitates new separation processes and new filtration applications; and

●

Aqua Solution®, which integrates an enclosed structural design with cutting-edge membrane technology in a solution specifically designed for applications including pre-treatment, wastewater treatment, and swimming pool and spa water filtration. Our Aqua Solution® offers the same water purification as conventional sand filters, which typically require up to 400 times more space and have pore sizes at least three times larger than our  Aqua Solution®  SiC membrane. The Aqua Solution® also reduces the number of membrane elements, pressure vessels, and both water and energy consumption as well as  CO2 footprint by offering high-flow capabilities at very low pressure with improved filtration characteristics.

Diesel Particulate Filters (DPFs) for Gas Purification

We offer diesel particulate filters for exhaust emission control solutions to the verified retrofit and original equipment manufacturer (OEM) markets through our direct sales force and distributors specializing in sales to end-users. We use a proprietary “nano wash coat” to provide a catalytic coating for anything from diesel particulate filters to catalytic converters. Our DPF products are sold worldwide under the LiqTech brand.

We have developed a robust silicon carbide diesel particulate filter that is especially effective for vehicles, generators, marine and non-road applications that produce a high soot load. If properly maintained, a LiqTech DPF can last as long as the application machinery or engine. Our DPFs are ideal for both on- and off-road vehicles and machinery because of their strength, chemical non-reactive nature, temperature resilience, and thermal conductivity.

Our DPF filters can handle higher soot loads than filters that do not use a silicon carbide membrane, making them ideal for situations in which engines infrequently reach high enough temperatures to burn off the soot. Examples include:

●	Garbage trucks and port vehicles;
●	Diesel pickup trucks not carrying a full load;
●	Intra-city vehicles that do not reach highway speeds;
●	Off-road construction vehicles that idle for long periods of time;
●	Marine “black carbon” exhaust applications; and
●	Back-up generators and general “gen-set” applications.

Liquids Filtration Systems & Solutions

LiqTech develops, manufactures, and sells liquid filtration systems using our patented silicon carbide technology (sometimes also referred to herein as our “Aqua Solution®, SiC, and HTM membranes”). Our current focus is to strengthen our position within certain industrial applications such as difficult industrial water streams and hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”. Furthermore, we remain focused on our legacy segments within marine scrubber wastewater, pool, metal & mining, and other energy applications.

Our filtration systems have been used in the following applications by our clients:

●

Pool and Spa Water: We have supplied turnkey water filtration systems for medium to very large public swimming pool installations in Europe and Asia Pacific. Our Aqua Solution® ceramic membranes provide unique advantages for the commercial pool filtration industry in terms of reduced energy consumption, lower CO2 emissions, smaller footprint, reduced water and chemical consumption, and consistent, high-quality water filtration.

●

Produced Water: Our systems can be used for the filtration of produced water, which is a byproduct of oil & gas production. The amount of produced water varies from 0.1 to 10 times the amount of oil produced. We have an installation with a major international oil & gas company operating with stable performance. Our solution is market-proven and applicable for onshore and offshore operations.

●

MEG: Our silicon carbide membrane technology can be deployed in filtration systems related to monoethylene glycol ("MEG") recovery within the oil & gas industry. MEG is widely used by oil & gas producers in wellheads and pipelines to prevent hydrate formation. In deep-water, offshore gas production facilities, where the exposure to lower temperatures in subsea pipelines is common, MEG is used for hydrate inhibition. Together with our clients, we have demonstrated the performance of SiC membrane technology and validated significant performance improvements to the MEG regeneration process when compared to other membrane technologies.

●

Marine Scrubber Wastewater: We supply water filtration systems for marine scrubber systems that may be deployed on ships to reduce sulfur emissions stemming from heavy fuel oil (HFO) operations, allowing vessels to comply with the International Maritime Organization (IMO) 2020 sulfur cap. To date, more than 170 water treatment systems have been installed, with orders from European and Asian scrubber technology providers, shipyards, and ship owners. Recently, we are evaluating new opportunities for water treatment units in dual-fuel engine exhaust gas recovery.

●

Industrial Applications: We have delivered complete liquid filtration systems for aggressive fluid applications such as heavy metal removal for energy providers and water treatment systems for mining wastewater. Furthermore, our systems have been deployed successfully to reduce OPEX and enhance product quality in chemicals/petrochemicals applications.

Highly Flexible & Innovative Plastic Manufacturing

LiqTech provides highly flexible and innovative plastics manufacturing, focusing on machining, welding, bending, and solvent cementing. With an intense focus on customer demand, LiqTech serves market leaders in the clean technology, pharmaceuticals, foods, healthcare, and graphics industries. Furthermore, LiqTech delivers benefits through vertical integration by manufacturing some key components for the fabrication and assembly of liquid filtration systems for pool and marine scrubber applications.

Our Competitive Strengths

Our products and systems compete with other filtration technologies that are made of ceramic, aluminum oxide and polymeric materials. Most of our competitors are large industrial companies; however, we believe our patented technology allows us to produce high-quality products that provide an advantage over many of our direct and, in many cases, larger competitors. We intend to continue investing in R&D with the aim of developing new technologies and improving our existing products to strengthen our competitive advantages, retaining our existing customers, and acquiring new customers.

We believe the following strengths underpin our ability to increase revenue and profitability:

●

Advantages of Silicon Carbide Membranes and Filters: Our liquid filtration and diesel exhaust products utilize silicon carbide substrate and membrane technology, which have unique qualities that we believe make our products more effective than those of our competitors. Unlike filtration products made of aluminum oxide, silicon carbide membranes are chemically inert and temperature-resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (the tendency of a surface to become wet or absorb water), which results in uniquely high flux (and correspondingly low energy consumption). Silicon carbide is also very durable, and its hardness is only surpassed by select unique material compositions such as diamonds, making it a highly desirable material for various abrasive fluids in industrial applications. As a result, we believe that such superior physical properties make our products desirable in both liquid filtration products and exhaust emission control products.

●

Complete In-house Systems Fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrosion-resistant materials and components. We possess in-house engineering capabilities for process design, 3D modeling, automation, and control. Our professional staff of dedicated engineers and craftsmen assume responsibility for the specification, engineering, fabrication, and commissioning process. We believe that supplying our customers with a modular-based solution built upon our silicon carbide membranes is unique in the market, considering our vertical integration with in-house manufacturing of silicon carbide products and engineered plastic components, coupled with the design, engineering, and assembly of the integrated systems.

●

Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including the filtration of industrial wastewater, separation of metals from liquids in industrial processes, marine scrubber wastewater, chemicals and produced water within oil & gas, oil emulsion separation, bacteria removal, commercial swimming pool water treatment, food and beverages, chemicals/petrochemicals, and other applications.

●

Marketing and Manufacturing in Key Markets and Expanding to Other Markets: While production is centered in Denmark, we have distribution and sales activities across multiple jurisdictions. We also sell our products through distributors and agents in many other countries and regions such as China, Korea, Spain, UK, France, Middle East, Singapore, Australia and the U.S. Moreover, we have established customer relationships in more than 25 countries.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory and ESG tailwinds. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution. We currently provide water filtration systems for commercial pool owners, scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, chemical, and other industries.

●

Better penetration of existing end markets where our value proposition is strong. We have successfully sold products and installed systems into several end market segments--including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, chemicals/petrochemicals, and oil & gas applications. We are focused on targeting and developing new customers in these end markets while working with distributors, agents, and partners to access other important geographic markets.

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

Liquid Filtration Systems and Aftermarket

Water is essential to life on earth and clean water shortages are affecting billions of people. Today, 2.2 billion people lack safely managed drinking water, and 3 billion people worldwide lack basic handwashing facilities at home. In addition, more than 700 million people could be displaced due to water scarcity (according to the UN). According to the World Health Organization, approximately 361,000 children die every year due to unsafe water and lack of basic sanitation. In this context, the Company seeks to deploy our unique filtration systems across industries to help unlock a more sustainable future with lower resource consumption and more efficient and responsible operations, with the objective of creating both economic value and environmental benefits.

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

Our applications within industrial wastewater and more specific applications such as chemicals/petrochemicals purification represent a core part of our strategic plan. We seek to leverage our innovative and patented SiC ceramic membrane technology by designing and deploying our filtration systems into complex and demanding industrial applications where our clients can benefit from both operational benefits and value creation. Recent deployments have showcased attractive returns on investment, as our solutions yield improved product characteristics, lower operational costs, and higher output. We are currently focused on evaluation future market potential in order to more accurately assess the commercial potential within each industrial end-market segment. Based on industry research, the growth within the global industrial water & wastewater treatment market is projected to reach $7.7 billion by 2030.

In the oil & gas market, we see growing global demand for high-quality re-injection water. In addition, we see tightening water discharge legislation, increasing public awareness of water scarcity, and growing adoption of reuse as key growth drivers in this end market. In the past two years, we have worked closely with industry partners to validate and accelerate our ultrafiltration technology applications within the global oil & gas industry, in both onshore and offshore environments, evidenced by a commercial installation in the Middle East for produced water and in the Mediterranean Sea for monoethylene glycol (MEG) recovery. Presently, we have initiated activity to penetrate the U.S. onshore oil & gas market.

The market for marine water filtration systems is dependent on the development of new regulations for sulfur and ballast water emissions. In 2020, IMO issued Marpol VI with clear regulation of SOx emission for marine ships. The regulation can be reached in one of two ways: 1) use of fuel with low SOx content for a cost that is 150-200 $/MT higher than normal bunker fuel; 2) installation of open-loop, hybrid or closed-loop scrubbers.  Only hybrid and closed-loop systems can be use in ”ECA” zones (Emission Control Areas).  For hybrid and closed-loop systems, there is a need to install a water treatment system. Up to now, approximately 6,000 vessels have installed a scrubber of which 1,200 include hybrid or closed-loop systems. Since 2018, LiqTech has sold and installed more than 170 water treatment units (WTU) for marine scrubbers, with an estimated market share of 14%. In the future, we will further develop and reposition our WTU to match the emerging new opportunity for exhaust gas recirculation in dual-fuel engines. This new market development supports the energy transition for the marine industry and will be a major trend in the coming years.

In addition to our industrial, oil & gas, and marine applications, our Company offers industry-leading commercial pool filtration systems globally through distributors and local partners. Based on more than 20 years of experience in the filtration industry, we have developed a superior and cost-effective industrial pool filter system with a smaller footprint, lower chlorine consumption, and higher quality of water filtration. Conventional technologies use large amounts of chemicals for disinfection, whereas our superior commercial pool system reduces chemical consumption. We believe our offering is uniquely positioned to unlock future growth in the context of the global focus on ESG, since our commercial pool application delivers safe, clean, and clear water to our clients with lower energy consumption and reduced lifecycle costs. The market for commercial pools in Europe alone was $1.5 billion in 2021 and expected to grow at a CAGR of 6.2% from 2021 to 2028 based on relevant industry research published in June 2022. We remain committed to expand our geographical reach outside Europe through new partnerships and distribution agreements.

Furthermore, we have recently intensified focus on aftermarket sales through service & maintenance agreements and general sale of spare parts to our clients and partners. We intend to leverage the installed base of our filtration systems delivered and commissioned over the last decade by engaging with both new and existing clients to develop a closer and more comprehensive partnership structure and ultimately bundle our filtration system and aftermarket offering. We believe the aftermarket segment benefits from robust growth fundamentals as clients and technology providers are increasingly focused on unlocking value through close collaboration, for which service and maintenance will yield improved customer satisfaction and growth.

Silicon Carbide Ceramic Membrane & Diesel Particulate Filter (DPF) Market

Our legacy business related to the provision of DPF filters is expected to continue growing across Asia, Europe, and North America as regulators require diesel engines to comply with new and more stringent environmental rules and regulations. In Europe, for example, cities in Germany and the Benelux countries are enforcing increasingly stringent requirements for diesel engines to include DPF filters, with the same trend also taking place in select Asian countries.

Furthermore, our proprietary DPF technology has paved the way for new market opportunities such as black carbon emission reduction in the marine industry, where our solutions allow both ocean-going and inland marine vessels to comply with current and future regulatory thresholds as defined by both IMO and regional regulators.

According to industry research, the global market for new DPF filters manufactured by OEMs is expected to grow at approximately 13% per year. Diesel emissions consist of several toxic gases and particles, including particulate matter (soot), carbon monoxide, and hydrocarbons. Soot has been linked to a variety of human health problems. Reducing diesel emissions will have both health and social benefits along with reduced costs.

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

The Asian markets have shown an improved standard of living due to economic growth, which has led to increased sales of vehicles in the region. At the same time, pollution in major cities has reached high particulate matter levels. As a result, for example, the Chinese government has introduced additional regulations, including new emissions standards, faster than previously anticipated. We also believe the high pollution levels will increase the need to retrofit existing vehicles.

Historically, our business has predominantly sold our ceramic membranes through integrated filtration system offerings with SiC, HTM, and Aqua Solution® membranes embedded in the filtration systems offered to our partners, distributors, and end clients. Recently, we have intensified focus on the direct sale of SiC and HTM membrane products to clients and integrators across jurisdictions to directly access the global market for ceramics membrane solutions in the context of the growing need for clean water and responsible handling of industrial wastewater, while also placing value-enhancing applications across core industrial processes such as chemicals/petrochemicals, enhanced oil recovery, and other applications. We intend to work on accelerating market penetration and further validate perspectives on market potential and value proposition through detailed market studies and associated estimates of total addressable markets.

Research and Development

We have eight (8) full-time employees that are primarily engaged in R&D activities pertaining to the development of technology and intellectual property rights related to silicon carbide product formulas, applications, and manufacturing processes.

Manufacturing

We currently manufacture our ceramic membrane and DPF products in Ballerup, Denmark (Copenhagen area). We assemble our liquid filtration systems in Hobro, Denmark, and we manufacture plastic products at our facility located in Aarhus, Denmark. We plan to consolidate, optimize, and expand our production capacity within the existing facilities with further support from existing partnerships across Europe, Middle East, and Asia.

Raw Materials and Components

The main raw materials used in our manufacturing processes are silicon carbide, steel, pumps, electrical components, plastic, platinum, and palladium. We purchase these commodities from various sources generally based upon availability, lead time, quality, and price.

Sales, Marketing and Business Intelligence

Our products and services are sold both directly and indirectly to end clients across multiple jurisdictions and end-markets through direct sales, systems integrators, distributors, agents, and partners.

Our Company initially focused on selling DPF filters to the automotive industry to reduce exhaust gas emissions in diesel engines. In 2014, we acquired Provital Solutions, a Danish filtration system manufacturing company that enabled our Company to broaden our offering of products and systems for ceramic filters, SiC membranes, and modular liquid filtration systems. The liquid filtration systems business has become a highly complementary offering to our SiC membrane and DPF business.

We plan to actively market our existing products to new customers as we penetrate new end markets and optimize our manufacturing capacity. As of December 2023, we employed eleven (11) full-time sales, marketing and strategy personnel in addition to partnership and distribution agents. We promote our products through direct sales to potential customers and marketing activities such as participation in tradeshows and exhibitions, with a new focus on digital marketing.

In certain instances, our products are delivered to the end customer through system integrators. These system integrators use our filtration products and membranes in larger filtration systems, which eventually are installed in systems used by the end customers. Due to legislative regulation, system integrators are often required by the end customers to receive approval for their systems, including the components used in such systems, which requires significant time and expense. As a result, we believe that certain system integrators using our products will not replace our filters with competitive products unless there are compelling reasons to do so.

Intellectual Property

We have one issued patent in the United States that we co-own with a third party, two issued patents in Denmark, three issued foreign patents (Germany, China, and South Korea) that we co-own with a third party, and one pending European patent application that we co-own with a third party. The United States patent that we co-own is generally effective for 20 years from the filing date (July 8, 2004) of the earliest U.S. or international application to which it claims priority. The scope and duration of each of our foreign patents vary in keeping with local laws. On July 7, 2014, we obtained a new Danish patent application related to our silicon carbide membrane technology. In 2023, we have submitted 3 patent applications to further strengthen our intellectual property for SiC membranes.

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

We also believe that having distinctive names is an important factor in marketing our products and therefore use trademarks to brand some of our products. As of March 2024, we had three trademark registrations in China and four trademark registrations in Denmark (AQUA SOLUTION, CoMem, CDPX, and FUTURE FILTRATION). We are also in the process of proactively renewing and developing new trademarks in select geographic areas.

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

Employees

At December 31, 2023 we had 119 employees, including 83 in production; 15 in administration; 8 in research and development; 11 in sales, marketing and strategy; and 2 in executive management.

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

Our consolidated financial statements as of December 31, 2023, have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2023, we had cash and cash equivalents of $10.4 million and an accumulated deficit of $75.9 million. There is substantial doubt that our cash and cash equivalents will be sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to restore profitability and to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including cost reduction initiatives, cash preservation actions, debt or equity financings, and other arrangements. Our future success depends on our ability to restore profitability, raise capital, or a combination of both. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.

The adverse effect to our business operations from armed conflicts (such as Ukraine/Russia and Hamas/Israel) or similar political, social, regulatory, or economic tension may challenge our operational flexibility and financial performance.

The continuation of the war between Ukraine and Russia as well as the war/armed conflict related to Hamas/Israel and the situation in the Red Sea fuels uncertainty and risk to our business as we rely on the ability to manufacture, ship, service, and operate across multiple jurisdictions. The wars may result in sanctions and increased uncertainties, thus restricting our ability to service our clients and execute orders globally due to supply chain risk, import/export restrictions, and increased demand uncertainty. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing due to the ongoing wars, they may not be able to pay, or may delay payment of, owed amounts to the Company for the provision of products and services. Any inability of current or new potential customers to purchase or pay for our products may adversely affect our sales, earnings, and cash flow.

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

The European energy crisis escalated in 2022 amid the Russia and Ukraine war with the rising cost of gas and electricity, fueling supply uncertainties and risk of energy shortage across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the European Union to help manage security of supply and establish new sources of gas. Our business is heavily exposed to both gas and electricity prices used to power our operating equipment and high-temperature kilns as well as heat the office and manufacturing buildings across Denmark. Consequently, this rising energy cost inflation has negatively impacted our profitability and reduced our competitive position compared to competitors operating outside of Europe where the energy crisis has been less pronounced.

The inflationary pressure on energy and gas prices may continue to negatively impact our business as prevailing core inflationary indicators remain above policy targets.

Increased macroeconomic uncertainty and its effects on our business operations and financial condition.

The uncertain macroeconomic environment caused by the ongoing wars, European energy crisis, and general uncertainty related to the global economy may adversely affect our results and could have a negative impact on timing, delivery and demand for our products and services. Customers, suppliers, and partners may experience business disruptions due to unplanned market volatilities, supply chain restrictions, or lack of funding due to increased cost of capital. As a result, our customers may modify, delay or cancel plans to purchase our products and services to help mitigate the impact from the prevailing macroeconomic uncertainty.

Our business has been right-sized to help protect our profitability and cash flow; however, we remain exposed to near-term market fundamentals as we rely on short lead-time products and orders that may be cancelled if customers are facing weakened end-market demand or increased uncertainty.

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

As evidenced during the COVID-19 pandemic, the effects of a prolonged pandemic could result in an extended negative impact on investment across industries. In addition, COVID-19 or similar pandemics could negatively impact the financial position of our customers or those of our collaboration partners, making it difficult to collect receivables or milestone payments. Moreover, our business and results of operations could be exposed to risks associated with uncollectible amounts or defaults on contractual payment obligations. If we are unable to generate sufficient cash from operations due to the impacts of future pandemics, we may need to raise additional funds. The duration and severity of any future pandemics remain uncertain as exemplified by the rapid increase in the COVID-19 pandemic in late 2021, thus there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets in the future on terms that are favorable to us or at all.

Historically, we have been dependent on a few major customers for a significant portion of the Company’s revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended December 31, 2023, our four largest customers accounted for approximately 7%, 5%, 4%, and 4% of our net sales (approximately 20% in total). For the year ended December 31, 2022, our four largest customers accounted for approximately 13%, 9%, 6%, and 4% of our net sales (approximately 31% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers, and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced delays or cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such delays, cancellations, and fluctuations in the future. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with limited or no penalties. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our financial results.

Furthermore, a significant portion of our accounts receivable is concentrated with a few major customers who may not be able to meet their financial obligations to us. The failure of any such customer to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company’s outstanding receivables are not covered by collateral or credit insurance. The Company's exposure to credit and collection risk on its receivables may also be higher in certain international markets, and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

The impact on our business operations and financial condition if we fail to restore financial stability through improved profitability and access to adequate liquidity.

Our business has undergone significant changes in the past few years to help restore financial flexibility to the Company through an enhanced capital structure, improved profitability, reduced investments, and changes to the organization. Our ability to achieve financial beak-even is heavily dependent on external macroeconomic and competitive industry dynamics that are outside of our control; therefore, our business may not achieve its financial objectives in a period with increased competition or weakening market fundamentals.

Furthermore, future growth and possibly future strategic acquisitions may require public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our plans to grow our revenues, to pass on one or more strategic acquisitions, or to scale back our business plans. In addition, we could be forced to reduce or forgo attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

The potential interruption or failure to obtain raw materials and components at affordable prices caused by continued global and regional supply chain constraints could negatively affect our ability to supply products to our customers and negatively affect our profit and delay revenue.

We use silicon carbide, steel, plastic, platinum, and palladium in the manufacturing process. As other industries develop products utilizing silicon carbide, we may not be able to obtain adequate supplies of silicon carbide required for the manufacture of our existing and future products that would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to silicon carbide, steel, plastic, platinum, or palladium could increase the price we must pay to obtain it and could adversely affect our profitability, which would have an adverse effect on our financial results. Additionally, fluctuation in demand for ceramics or global bottlenecks in shipping may result in supply chain constraints and longer lead times on key components which may result in delayed order shipments or risk of cancellation from clients demanding short lead times.

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

Our success is, to a large degree, dependent upon the expertise and experience of the management team and its ability to attract and retain qualified personnel who are technically proficient. The loss of the services of one or more of such personnel could have a material adverse effect on our business. Our business may also be adversely affected if we are unable to continue to attract and retain such personnel.

Adverse conditions, regulatory challenges, or lack of funding for emission control programs may delay or negatively affect our future growth and market potential within the transportation and marine industries.

Global health crises such as the COVID-19 pandemic or significant macroeconomic uncertainty exacerbated by current or future geopolitical conflicts and high inflationary pressure can significantly impact our Company, customers, and suppliers. For example, the global shipping industry has been negatively impacted by the coronavirus outbreak and may be further adversely affected by an extended shutdown of various businesses or delayed implementation of regulatory frameworks and environmental policies. This, in turn, could adversely affect the demand for our marine scrubbers as shipowners delay or even cancel their orders for new closed-loop scrubber systems.

Future growth of our business depends in part on the availability of funding for emissions control programs, which can be affected by economic as well as political reasons that are beyond our control. If such funding is not available, or delayed, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide, where regulations and standards are frequently contested in litigation. For example, our ability to expand our business in the marine industry is dependent on the effective implementation of IMO 2020, which requires the burning of low-sulfur oil for marine vessels or the inclusion of marine scrubber technology. If existing regulations and emissions standards do not continue to become stricter, are loosened, or are not enforced by governmental authorities due to commercial and business pressures, economic conditions, or otherwise, it could have a material adverse effect on our business, operating results, financial condition, and long-term prospects.

We face changes in governmental standards by which our products are evaluated, and if we cannot meet any such changes, some of our products could become obsolete, which could have a material adverse effect on our business.

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

Our international operations create a risk of potential adverse tax consequences. Taxes on income in future internationally based operations are dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies among taxing authorities in application of the arm's length standard, transfer pricing challenges by tax authorities could, if successful, materially increase our consolidated income tax expense. We may be subject to tax audits, and an audit could result in the assessment of additional income tax against us. This could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

Adverse impact on our business due to increased interest rates, tightening debt capital markets, and market volatility.

Our business and capital structure are dependent upon our ability to raise financing and optimize our cash management activities through timely access to credit and loan markets at attractive terms. The prevailing uncertainty and increased interest rates represent a significant risk to our business as we are relying upon our ability to refinance our capital structure and maintain access to relevant financing. Furthermore, elevated interest rates may cause increased uncertainty and cash flow constraints, including the inability of the company to meet existing debt service commitments. Increased market and interest rate uncertainty may also elevate execution risk and ultimately restrict our ability to refinance our debt obligations.

Foreign currency fluctuations could adversely impact financial performance.

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent, Middle East, U.S., and other countries, we are exposed to fluctuations in foreign currency rates. Most income and expense-related transactions are denominated in currencies other than the reporting currency and a certain portion of the excess cash balances may be held in other currencies or in bank accounts outside of the United States, causing risks of currency fluctuations when translating balances to the reporting currency at the end of the reporting period. We may manage the risk to such exposure through active cash flow management, and in some cases, by entering into foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future. As of December 31, 2023, we have not entered into any derivative contracts to hedge our currency exposure.

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

Where we consider it appropriate, we seek patent protection in the United States and other countries for technologies used in, or relating to, our re-crystallized silicon carbide product forms, applications, and manufacturing processes. The issuance of a patent is not conclusive as to its scope, validity, and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated, or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals, or they may be circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States, and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation, and decisions in patent law cases by United States federal courts. The patent landscape outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, especially given the long history of silicon carbide development.

Our patent strategy involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. We do not know whether any of our pending patent applications will result in the issuance of any patents. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, which could limit our ability to prevent competitors from marketing similar or related products or shorten the term of patent protection that we may have for our products, processes, and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us, or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

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

Customers rely upon our products to meet emissions control standards imposed upon them by regulatory bodies. Failure of our products to meet such standards could expose us to claims from customers. Our products are also integrated into goods used by consumers, and therefore a malfunction or the inadequate design of our products could result in product liability claims. Any liability for environmental harm or damages resulting from technical faults or failures could be substantial and could materially and adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Further, our legal and regulatory obligations in foreign jurisdictions are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Compliance with these laws and regulations can be costly and can delay or impede the development and offering of new products and services.

For example, the General Data Protection Regulation, which became effective in May 2018, imposes more stringent data protection requirements and provides for significantly greater penalties for noncompliance than the European Union laws that previously applied. Additionally, California recently enacted legislation, the California Consumer Privacy Act, which became effective on January 1, 2020. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, including the classification of IP addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data and may require significant costs, resources, and efforts to comply.

Some of our officers and directors are located outside of the United States; therefore, it may be difficult for an investor to enforce within the United States any judgments obtained against us or such officers and directors.

The majority of our officers and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets may be located outside of the United States. As a result, it may be difficult for an investor to affect service of process or enforce within the United States any judgments obtained against us or such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof or be competent to hear original actions brought in other jurisdictions against us or such officers and directors predicated upon the securities laws of the United States or any state thereof.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design, and test the system and process controls necessary to comply with these requirements. If our internal controls over financial reporting is determined to be ineffective, resulting in material weaknesses and/or significant deficiencies, investor perceptions regarding the reliability of our financial statements may be adversely affected, which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

In Item 9A, we disclose that, with respect to the standards of Sarbanes-Oxley Section 404 and the internal controls standard to which we are subjected, we reported material weaknesses in our internal controls over financial reporting. For additional information on this item, please see Item 9A, Controls and Procedures.

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

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information; improper usage and distribution of our intellectual property; theft, manipulation, and destruction of private and proprietary data; and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use is inherently difficult. These events could adversely affect our financial results, and any legal action in connection with any such cybersecurity breach could be costly and time-consuming, may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing, and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert such resources from the continued growth of our business and implementation of our business strategy.

RISKS RELATED TO OUR COMMON STOCK

Future equity financings or convertible debt issuances would dilute your ownership and could adversely affect your common stock ownership rights in comparison with those of other security holders.

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

As of December 31, 2023, we have issued pre-funded warrants to purchase a total of 3,930,008 shares of our common stock, of which none have been exercised. Each pre-funded warrant is exercisable for $0.008 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise--meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

Provisions in our articles of incorporation and bylaws could discourage a change in control or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

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

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

●	the underlying price of the commodities that affect our key markets of industrial water filtration, marine, and oil & gas;
●	announcements of capital budget changes by major customers;
●	the introduction of new products by our competitors;
●	announcements of technology advances by us or our competitors;
●	current events affecting the political and economic environment in the United States, Europe, or Asia;
●	conditions or industry trends, including demand for our products, services, and technological advances;
●	changes to financial estimates by us or by any securities analysts who might cover our stock;
●	additions or departures of our key personnel;
●	government regulation of our industry;
●	seasonal, economic, or financial conditions;
●	our quarterly operating and financial results;
●	litigation or public concern about the safety of our products; or
●	the effect of macroeconomic uncertainty, COVID-19, or other pandemics.

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

As a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements,  provide only three years of business information, provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for stockholders to sell their shares.

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

If we fail to staff our accounting and finance function adequately or maintain internal control systems sufficient to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as the diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition, and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item1C.	Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and customer-facing products.

The underlying controls and processes of our cyber risk management program are consistent with recognized practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the International Organization Standardization 27001 Information Security Management System Requirements.

We utilize third-party software to provide continuous monitoring of our infrastructure and to coordinate the investigation and remediation of alerts. A program for staging incident response drills is intended to prepare support teams in the event of a significant incident.

Cyber partners are also a key part of our cybersecurity infrastructure. We partner with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. We engage periodically with these partners to monitor and maintain the performance and effectiveness of cybersecurity products and services that are deployed in our environment.

The Chief Financial Officer, who is responsible for assessing and managing our cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The Chief Financial Officer has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants.

The Audit Committee of the Board of Directors oversees cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee on the effectiveness of our cyber risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Relating to Our Business – We may have risks associated with security of our information technology systems”.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Please reference Note 9 - Agreements, Commitments and Contingencies for details on such litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Capital Market under the symbol LIQT.

As of December 31, 2023, there were approximately 33 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Since the beginning of our fiscal year ended December 31, 2023, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Since the beginning of our fiscal year ended December 31, 2023, we have not repurchased any of our equity securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Nevada corporation, formerly named Blue Moose Media, Inc. In October 2011, we changed our name to LiqTech International, Inc. For more than two decades, we have developed and provided state-of-the-art technologies for gas and liquid purification using silicon carbide ceramic filters, particularly highly specialized filters for the control of soot exhaust particles from diesel engines and for liquid filtration. Using nanotechnology, LiqTech develops products using proprietary silicon carbide technology. LiqTech's products are based on unique silicon carbide membranes that facilitate new applications and improve existing technologies. In particular, the Company has developed a new standard of water filtration technology to meet the ever-increasing demand for higher water quality. By incorporating LiqTech's SiC liquid membrane technology with its long-standing systems design experience and capabilities, the Company offers solutions to the most difficult water pollution problems.

2023 Developments

On February 15, 2023, the Company entered into a distribution agreement with Liquinex regarding the supply of silicon carbide ceramic membranes.

On April 25, 2023, the Company entered into a distribution agreement with Silicon Filter for Phosphoric Acid Purification Applications in China.

On May 26, 2023, the Company completed a 1-for-8 reverse split of its issued and outstanding shares of Common Stock.

On June 27, 2023, the Company announced that Chairman Mark Vernon would retire from the Board with immediate effect. Alexander J. Buehler, a member of the Board of Directors, was appointed as the new Chairman of the Board. Further, the Company announced that Martin Kunz was appointed to the Company’s Board of Directors, also with immediate effect.

On October 13, 2023, the Company and the Purchasers entered into an amendment to the Note and Warrant Purchase Agreement (the “Amendment”) and Allonge No. 1 to each of the Notes (collectively, the “Allonges”), each as more fully described in the current report on Form 8-K filed with the SEC on October 19, 2023, effective as of September 30, 2023, pursuant to which the Company and the Purchasers extended the maturity date of the Notes from June 20, 2024, to January 1, 2026 (the “Extension”).

On October 30, 2023, the Company entered into a distribution agreement with Barr + Wray for Aqua Solution® swimming pool water filtration systems covering the Middle East.

On November 2, 2023, the Company entered into a distribution agreement with Waterco for Aqua Solution® swimming pool water filtration systems covering Australia, New Zealand, Papua New Guinea, and the Pacific Islands.

On November 13, 2023, the Company filed an amendment to its Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 12,500,000 shares to 50,000,000 shares, which was approved by the Company’s stockholders at the Company’s on November 9, 2023.

Results of Operations

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth our revenues, expenses, and net income for the years ended December 31, 2023 and 2022 in U.S. dollars, except for percentages.

	For the Year Ending December 31,
					Period to Period Change
	2023	As a % of Sales	2022	As a % of Sales	$	Percent %
Revenue	18,001,652	100.0%	15,982,438	100.0%	2,019,214	12.6%
Cost of Goods Sold	15,226,176	84.6	15,415,294	96.5	(189,118)	(1.2)

Gross Profit	2,775,476	15.4	567,144	3.5	2,208,332	389.4

Operating Expenses
Selling expenses	4,298,905	23.9	3,669,887	23.0	629,018	17.1
General and administrative expenses	4,856,779	27.0	5,701,955	35.7	(845,176)	(14.8)
Research and development expenses	1,418,842	7.9	1,835,890	11.5	(417,048)	(22.7)
Restructuring costs	-	-	1,893,166	11.8	(1,893,166)	(100.0)
Total Operating Expenses	10,574,526	58.7	13,100,898	82.0	(2,526,372)	(19.3)

Loss from Operations	(7,799,050)	(43.3)	(12,533,754)	(78.4)	4,734,704	(37.8)

Other Income (Expense)
Interest and other income	366,365	2.0	384,058	2.4	(17,693)	(4.6)
Interest expense	(151,670)	(0.8)	(419,942)	(2.6)	268,272	(63.9)
Amortization discount on Convertible Note	(400,903)	(2.2)	(2,389,128)	(14.9)	1,988,225	(83.2)
Gain (Loss) on currency transactions	(359,960)	(2.0)	404,162	2.5	(764,121)	(189.1)
Gain (Loss) on lease termination	-	-	147,452	0.9	(147,452)	(100.0)
Gain (Loss) on assets held for sale	(439,388)	(2.4)	-	-	(439,388)	-
Gain (Loss) on sale of property and equipment	7,254	0.0	635	0.0	6,619	1,042.4
Total Other Income (Expense)	(978,302)	(5.4)	(1,872,763)	(11.7)	894,462	(47.8)

Loss Before Income Taxes	(8,777,352)	(48.8)	(14,406,517)	(90.1)	5,629,166	(39.1)
Income Taxes Provision (Benefit)	(206,207)	(1.1)	(237,410)	(1.5)	31,203	(13.1)

Net Loss	(8,571,145)	(47.6)	(14,169,107)	(88.7)	5,597,963	(39.5)

Revenues

Revenue for the year ended December 31, 2023 was $18,001,652 compared to $15,982,438 for the same period in 2022, representing an increase of $2,019,214, or 13%. The increase in revenue was underpinned by an uptick in system sales, general spare parts and related services, and plastic component sales, partly offset by a decline in sales of DPFs and ceramic membranes.

●	For the years ended December 31, 2023 and 2022, sales of systems, spare parts and related services were $7,705,080 and $5,297,286, respectively, and accounted for 42% and 33% of our total sales.
●	For the years ended December 31, 2023 and 2022, sales of DPFs and ceramic membranes were $6,232,628 and $6,844,861, respectively, and accounted for 35% and 43% of our total sales.
●	For the years ended December 31, 2023 and 2022, plastics revenues were $3,736,529 and $3,528,606, respectively, and accounted for 21% and 22% of our total sales.

The increase in system sales and related services of $2,407,794, reflecting a year-on-year increase of 46%, is a result of the increased focus on aftermarket activities through the establishment of a new dedicated aftermarket organization that generated an uptick in spare parts and membrane housing orders, , coupled with continued traction within our system business related to pool and marine system deliveries as well as oil & gas and industrial system applications.

The sales of DPFs and ceramic membranes experienced a year-on-year decline of 9% to $6,232,628, as the year ended December 31, 2022, benefitted from delivery of a large legacy DPF order. In addition, the Company has applied a deliberate focus to optimize the product mix in favor of higher-margin products, explaining the significant improvement in gross profit for the year.

The sale of plastic products benefitted from a year-on-year increase of 6% to $3,736,529, underpinned by increased customer diversification, stable order intake, and the successful execution of a large new order for the construction industry.

For the years ended December 31, 2023 and 2022, revenue from R&D projects was $327,415 and $311,685, respectively, reflecting an increase of 5%.

Gross Profit

Gross profit for the year ended December 31, 2023, was $2,775,476, or 15.4%, compared to $567,144, or 3.5%, for the same period in 2022, representing an increase of $2,208,332, or approximately 389%. The increase derives from a reduction in cost of goods sold due to an improved product mix and increased pricing discipline within the legacy ceramic DPF business, coupled with continued delivery of profitable system and aftermarket orders within the pool, oil & gas, and phosphoric acid businesses.

These efforts resulted in improved profitability, despite remediation costs related to legacy system deliveries and increased depreciation from recent investments in manufacturing equipment and facilities to improve kiln utilization and manufacturing throughput. Included in the gross profit for the year ended December 31, 2023 is depreciation of $2,575,824 compared to $1,822,402 for the same period in 2022.

Expenses

Total operating expenses for the year ended December 31, 2023, were $10,574,526, representing a decrease of $2,526,372, or approximately 19%, compared to $13,100,898 for the same period in 2022. Adjusting for the reported restructuring costs of $1,893,166 incurred in 2022, total operating expenses decreased by $633,206, or 6%.

Selling expenses for the year ended December 31, 2023, were $4,298,905 compared to $3,669,887 for the same period in 2022, representing an increase of $629,018, or approximately 17%. The increase is explained by the onboarding of new sales and commercial leadership in 2023, partly offset by the ongoing focus on cost reduction and reduced bad debt expenses.

General and administrative expenses for the year ended December 31, 2023, were $4,856,779 compared to $5,701,955 for the same period in 2022, representing a decrease of $845,176, or 15%. The decrease is attributed to reduced legal expenses, the absence of costs associated with the now-closed production facility in China, the CEO transition, and other transition costs related to management changes executed in 2022.

Included in general and administrative expenses is non-cash compensation expense of $627,904 and $934,423 for the years ended December 31, 2023 and December 31, 2022, respectively, representing a decrease of $306,519, or 33%, mainly explained by the stock grants awarded to management amid the 2022 CEO transition.

The following is a summary of our non-cash compensation:

	2023	2022
Compensation for vesting of restricted stock awards issued to the Board of Directors	$203,708	$167,750
Compensation for vesting of restricted stock awards issued to management	424,196	766,673
Total Non-Cash Compensation	$627,904	$934,423

Research and development expense for the year ended December 31, 2023, was $1,418,842 compared to $1,835,890 for the same period in 2022, representing a decrease of $417,048, or 23%. The decrease was attributable to the centralization of R&D efforts to streamline R&D spend and allow for better resource allocation and prioritization of projects.

Restructuring costs for the year ended December 31, 2023, were $0 compared to $1,893,166 for the same period in 2022.

Other income (expenses)

Total Other income (expense) for the year ended December 31, 2023, was $(978,302) compared to $(1,872,763) for the comparable period in 2022, representing a decrease of $894,462, or 48%. Total Other income (expense) in 2023 reflects a loss on assets held for sale along with a reduced gain on currency transactions, with the increased levels in the prior period explained by non-recurring transactions related to the now-closed production facility in China, the receipt of COVID-19 grants, and the early repayment of the Convertible Note.

Income taxes provision

The income tax benefit for the year ended December 31, 2023, was $206,207 compared to a benefit of $237,410 for the comparable period in 2022, representing a decrease of $31,203, or 13%, mainly driven by a decrease in tax credits associated with research and development activities in Denmark.

Net Loss

Net loss for the year ended December 31, 2023 was $(8,571,145) compared to $(14,169,107) for the comparable period in 2022, representing an improvement of $5,597,963, or approximately 40%.

The change was primarily attributable to the improved gross profit combined with the notable non-recurring items recorded in 2022, including restructuring costs, early repayment of the Convertible Note, closure of the production facility in China, and the CEO transition.

Liquidity and Capital Resources

In relation to the delivery and installation of new machinery and equipment to facilitate revenue growth, the Company has secured approximately $1.4 million of new finance leases from financial institutions to further strengthen its liquidity. On September 30, 2023, the Company proactively addressed the maturity of the $6 million senior promissory notes, extending the original maturity from June 2024 to January 2026 with terms and conditions that are generally aligned with the original agreement dated on June 22, 2022.

Based on current projections, which are subject to significant uncertainties--including the duration and severity of global macroeconomic issues, geopolitical instability, commodity price volatility, and continued global supply chain disruptions--the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

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

The Company has historically satisfied its capital and liquidity requirements through offerings of equity instruments, cash from operations, and our available lines of credit. On December 31, 2023, we had cash of $10,422,181 and net working capital of $14,590,430, and on December 31, 2022, we had cash of $16,597,371 and net working capital of $21,581,287. On December 31, 2023, our net working capital had decreased by $6,990,857 compared to December 31, 2022, mainly due to a reduction in cash and cash equivalents.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee, or a security bond. For that purpose, we maintain a guaranteed credit line of EUR 850,000 (approximately $940,000), which is secured by a cash deposit.

Going Concern and Management’s Plans

The financial statements included herein for the period ended December 31, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of December 31, 2023, we had cash and cash equivalents of $10,422,181, net working capital of $14,590,430, an accumulated deficit of $75,922,180, and total assets and liabilities of $35,971,847 and $18,695,831, respectively. We have incurred losses from continuing operations, used cash in our continuing operations, and remain dependent on external financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has initiated substantial cost reductions and profitability improvement measures to help right-size the business and develop a clear and sustainable path to profitability, further underpinned by an updated strategy and onboarding of key executives. There can be no assurance, however, that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price, and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment.

Cash Flows

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Cash used by operating activities is net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2023, was $4,183,918 compared to cash used by operating activities of $12,039,020 for the year ended December 31, 2022, representing a decrease of $7,855,102. The cash used by operating activities for the year ended December 31, 2023, consists mainly of the net loss for the year of $(8,571,145) adjusted by depreciation and other non-cash items of $4,544,181. Further, changes in assets and liabilities included an increase of Inventory of $1,045,838, an increase of Accounts receivables of $765,956, and an increase in Contract assets/liabilities of $1,108,589, offset by a decrease in Deposits of $1,403,707 and an increase of Accounts payable of $990,538.

Net cash used in investing activities was $2,886,036 for the year ended December 31, 2023, as compared to $1,689,986 for the year ended December 31, 2022, representing an increase of $1,196,050. The investing activities include the purchase of property and equipment to satisfy earlier commitments made for the production facility in China, with select equipment re-directed to the manufacturing facility in Ballerup as part of the strategic negotiation with vendors.

Cash provided by financing activities was $580,645 for the year ended December 31, 2023, as compared to $13,696,551 for the year ended December 31, 2022, representing a decrease of $13,115,906. The decrease was mainly driven by the equity raise recorded in May 2022, generating net proceeds of $24,418,612 from the issuance of Common Stock and prefunded warrants, coupled with proceeds of $6,000,000 from the issuance of the new Senior Promissory Notes, and partly offset by the full repayment of the Convertible Note issued in April 2021 of $16,800,000.

	2023	2022
Net Cash Used in Operating Activities	$(4,183,918)	$(12,039,020)
Net Cash Used in Investing Activities	(2,886,036)	(1,689,986)
Net Cash Provided by Financing Activities	580,645	13,696,551
Net Change in Cash and Cash Equivalents	(6,175,190)	(892,009)
Cash and Cash Equivalents at End of Period	$10,422,181	$16,597,371

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Critical Accounting Policies

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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

Accounts Receivable / Long-Term Receivable / Allowance for Doubtful Accounts / Bad Debt

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information.

The roll-forward of the allowance for doubtful accounts for the year ended December 31, 2023 and December 31, 2022 was as follows:

	2023	2022
Allowance for doubtful accounts at the beginning of the period	$59,559	$409,076
Bad debt expense	82,066	(24,534)
Receivables written off during the periods	(10,298)	(295,778)
Effect of currency translation	3,585	(29,205)
Allowance for doubtful accounts at the end of the period	$134,912	$59,559

Goodwill and Definite-life intangible assets

The Company accounts for Goodwill and definite-life intangible assets in accordance with the provisions of the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. Topic 350 requires that definite-life intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Topic 360, Criteria for Recognition of an Impairment of Long-Lived Assets.

The Company did not record an impairment charge on goodwill during the years ended December 31, 2023 and 2022, as management's estimated fair value of the reporting unit exceeded its carrying value determined during impairment testing in the fourth quarters of 2023 and 2022.

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

Management has analyzed the impact of the current economic climate on its financial statements as of December 31, 2023, and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets, or long-lived assets. During the years ended December 31, 2023 and 2022, no impairment charge of long-lived assets has been recorded.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified retrospective method as of January 1, 2018.

The Company sells products throughout the world; sales by geographical region are as follows:

	% Distribution		For the Year Ended December 31
	2023	2022	2023	2022
Americas	12%	7%	$2,125,460	$1,073,433
Asia-Pacific	14%	21%	2,506,215	3,406,420
Europe	65%	59%	11,820,674	9,379,337
Middle East & Africa	9%	13%	1,549,303	2,123,248
	100%	100%	$18,001,652	$15,982,438

The Company’s sales by product and service are as follows for the years ended December 31, 2023 and 2022:

	% Distribution		For the Year Ended December 31
	2023	2022	2023	2022
Water	42%	33%	$7,705,080	$5,297,286
Ceramics	35%	43%	6,232,628	6,844,861
Plastics	21%	22%	3,736,529	3,528,606
Corporate	2%	2%	327,415	311,685
	100%	100%	$18,001,652	$15,982,438

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

The roll-forward of Contract assets / liabilities for the periods ended December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
Cost incurred	$3,225,728	$3,860,179
Unbilled project deliveries	582,557	950,105
VAT	329,980	229,006
Other receivables	92,619	45,814
Prepayments	(1,688,427)	(3,363,039)
Deferred Revenue	(33,360)	(118,327)
	$2,509,097	$1,603,738

Distributed as follows:
Contract assets	$2,891,744	$2,253,295
Contract liabilities	(382,647)	(649,557)
	$2,509,097	$1,603,738

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

Inventory

The valuation of inventory requires us to estimate excess or obsolete inventory as well as inventory that is not of saleable quality. The determination of excess or obsolete inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of excess or obsolete inventory. As of December 31, 2023, we had total raw materials of $3,301,526, total finished goods inventory of $1,507,113, work-in-process inventory of $1,271,458, furnace parts and supplies of $55,177, and a reserve for excess and obsolescence of $867,458. The estimated future demand is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and production decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, acceptance of the product by the customer and the various environmental authorities, competitors’ products, and an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand, and we fail to reduce manufacturing output accordingly, we could be required to write off inventory or increase our allowance, which would negatively impact our gross profit.

To determine what costs can be included in the valuation of inventory, we must determine normal capacity at our manufacturing, assembly, and test facilities based on historical production and compared to total available capacity. If the factory production is below the established normal capacity level, a portion of our manufacturing overhead costs would not be included in the cost of inventory and therefore would be recognized as cost of sales in that period, which would negatively impact our gross profit. We refer to these costs as excess capacity charges. The Company has been operating below capacity, and excess capacity charges have been recognized as cost of sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Contracts with Multiple Performance Obligations

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. Revenue recognized in 2023 related to contracts with multiple performance obligations was approximately $7.4 million.

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

Draper, UT

March 21, 2024

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2023	2022
Current Assets:
Cash, cash equivalents and restricted cash	$10,422,181	$16,597,371
Accounts receivable, net of allowance for doubtful accounts of $134,912 and $59,559 at December 31, 2023 and December 31, 2022, respectively	3,171,047	2,310,344
Inventories, net of allowance for excess and obsolete inventory of $867,458 and $663,227 at December 31, 2023 and December 31, 2022, respectively	5,267,816	4,062,001
Contract assets	2,891,744	2,253,295
Prepaid expenses and other current assets	337,391	1,720,902
Assets held for sale	-	723,872

Total Current Assets	22,090,179	27,667,785

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $11,828,200 and $9,046,499 at December 31, 2023 and December 31, 2022, respectively	9,007,166	8,296,807
Operating lease right-of-use assets	4,055,837	3,271,997
Deposits and other assets	470,349	450,038
Intangible assets, net of accumulated amortization of $558,555 and $438,250 at December 31, 2023 and December 31, 2022, respectively	114,593	212,933
Goodwill	233,723	226,095

Total Long-term Assets	13,881,668	12,457,870

Total Assets	$35,971,847	$40,125,655

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2023	2022
Current Liabilities:
Accounts payable	$2,444,653	$1,389,355
Accrued expenses	3,550,542	3,087,206
Current portion of finance lease obligations	590,550	399,198
Current portion of operating lease liabilities	531,355	561,182
Contract liabilities	382,647	649,557

Total Current Liabilities	7,499,747	6,086,498

Deferred tax liability	101,059	154,645
Finance lease obligation, net of current portion	2,879,932	2,384,011
Operating lease liability, net of current portion	3,527,082	2,710,815
Senior promissory notes payable	4,688,011	5,480,314

Total Long-term liabilities	11,196,084	10,729,785

Total Liabilities	18,695,831	16,816,283

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Common stock; par value $0.001, 50,000,000 shares authorized 5,727,310 and 5,498,260 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5,727	5,498
Additional paid-in capital	98,796,357	96,975,476
Accumulated deficit	(75,922,180)	(67,351,035)
Accumulated other comprehensive loss	(5,603,888)	(6,320,567)

Total Stockholders' Equity	17,276,016	23,309,372

Total Liabilities and Stockholders' Equity	$35,971,847	$40,125,655

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenue	$18,001,652	$15,982,438
Cost of Goods Sold	15,226,176	15,415,294

Gross Profit	2,775,476	567,144

Operating Expenses:
Selling expenses	4,298,905	3,669,887
General and administrative expenses	4,856,779	5,701,955
Research and development expenses	1,418,842	1,835,890
Restructuring costs	-	1,893,166

Total Operating Expenses	10,574,526	13,100,898

Loss from Operations	(7,799,050)	(12,533,754)

Other Income (Expense)
Interest and other income	366,365	384,058
Interest expense	(151,670)	(419,942)
Amortization of discount on convertible note	(400,903)	(2,389,128)
Gain (loss) on currency transactions	(359,960)	404,162
Gain on lease termination	-	147,452
Gain (loss) on disposal of assets held for sale	(439,388)	-
Gain on sale of property and equipment	7,254	635

Total Other Expense	(978,302)	(1,872,763)

Loss Before Income Taxes	(8,777,352)	(14,406,517)

Income Tax Benefit	(206,207)	(237,410)

Net Loss	(8,571,145)	(14,169,107)

Basic and Diluted Loss Per Share	$(1.51)	$(3.20)

Basic and Diluted Weighted Average Common Shares Outstanding	5,688,281	4,424,433

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2023	2022

Net Loss	(8,571,145)	(14,169,107)

Other Comprehensive Income (Loss) - Currency Translation, net	716,679	(1,345,168)

Total Comprehensive Loss	$(7,854,466)	$(15,514,275)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	TOTAL

BALANCE, December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

Common stock issued in settlement of RSUs	212,254	212	(212)	-	-	-

Fractional shares from individual shareholder round-up following reverse split	16,796	17	(17)	-	-	-

Warrants issued in connection with Senior Promissory Notes	-	-	1,193,206	-	-	1,193,206

Stock-based compensation	-	-	627,904	-	-	627,904

Currency translation, net	-	-	-	-	716,679	716,679

Net Loss for the year ended December 31, 2023	-	-	-	(8,571,145)	-	(8,571,145)

BALANCE, December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	TOTAL

BALANCE, December 31, 2021	2,660,713	2,661	70,929,526	(53,181,928)	(4,975,399)	12,774,860

Common stock issued in settlement of RSUs	20,566	20	(20)	-	-	-

Common shares issued for cash at $0.50 per share, net of offering cost of $1,996,469, in May 2022	2,816,981	2,817	24,450,711	-	-	24,453,528

Warrants issued in connection with Senior Promissory Notes	-	-	660,836	-	-	660,836

Stock-based compensation	-	-	934,423	-	-	934,423

Currency translation, net	-	-	-	-	(1,345,168)	(1,345,168)

Net Loss for the year ended December 31, 2022	-	-	-	(14,169,107)	-	(14,169,107)

BALANCE, December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(8,571,145)	$(14,169,107)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,140,779	2,585,881
Amortization of discount on convertible notes payable	400,903	2,389,128
Stock-based compensation	627,904	934,423
Change in deferred tax liability	(57,539)	(55,994)
Gain on lease termination	-	(147,452)
Loss on disposal of assets held for sale	439,388	-
Gain on sale of equipment	(7,254)	(635)
Changes in assets and liabilities:
Accounts receivable	(765,956)	(460,837)
Inventory	(1,045,838)	984,130
Contract assets	(825,974)	(460,743)
Prepaid expenses and other current assets	1,403,707	(354,307)
Accounts payable	990,538	(158,797)
Accrued expenses	639,309	(1,632,897)
Operating lease liabilities	(562,948)	(544,391)
Contract liabilities	(282,614)	(234,873)
Assets held for sale	292,822	(712,549)

Net Cash used in Operating Activities	(4,183,918)	(12,039,020)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,893,290)	(1,690,621)
Proceeds from sale of property and equipment	7,254	635

Net Cash used in Investing Activities	(2,886,036)	(1,689,986)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(435,343)	77,939
Proceeds from Sale and Leaseback Agreements	1,015,988	-
Payments on Convertible Note	-	(16,800,000)
Proceeds from issuance of common stock and prefunded warrants	-	24,418,612
Proceeds from issuance of Senior Promissory Notes	-	6,000,000

Net Cash Provided by Financing Activities	580,645	13,696,551

Effect of foreign currency exchange on cash	314,119	(859,554)

Net Change in Cash, Cash Equivalents and Restricted Cash	(6,175,190)	(892,009)

Cash, Cash Equivalents and Restricted Cash at Beginning of Period	16,597,371	17,489,380
Cash, Cash Equivalents and Restricted Cash at End of Period	$10,422,181	$16,597,371

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$178,872	$348,575
Income Taxes	-	-

Non-cash financing activities
Debt discount on Senior Promissory Notes	1,193,206	695,749

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of LiqTech International, Inc. and its subsidiaries (the “Company”). The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing, and sale of automated filtering systems, ceramic silicon carbide liquid applications, and diesel particulate air filters in the Americas, Asia-Pacific, Europe, and Middle-East & Africa. Set forth below is a description of the Company and each of its subsidiaries:

LiqTech International, Inc., a Nevada corporation organized in July 2004, formerly known as Blue Moose Media, Inc.

LiqTech USA Inc., a Delaware corporation and a 100% owned subsidiary of the Company formed in May 2011.

LiqTech Holding A/S (formerly known as LiqTech International A/S), a Danish corporation, incorporated on January 15, 2000 (“LiqTech Holding”), a 100% owned subsidiary of LiqTech USA Inc., handling all joint group activities such as management, marketing, finance, IT, etc.

LiqTech NA, Inc. (“LiqTech NA”), incorporated in Delaware on July 1, 2005, a 100% owned subsidiary of LiqTech USA Inc., engaged in the production, marketing, and sale of ceramic diesel particulate and liquid filters in the United States and Canada. LiqTech NA closed operations in January 2021, and all activity in this company has ceased.

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

Reverse Stock Split -- On May 26, 2023, the Company effected a 1-for-8 reverse split of its outstanding common stock, $0.001 par value (“Common Stock”). All outstanding Common Stock, warrants, and restricted stock units (“RSUs”) were adjusted to reflect the 1-for-8 reverse split, with respective exercise prices of the warrants proportionately increased. All stock and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized Common Stock was adjusted to reflect the 1-for-8 reverse split.

As a result of the reverse Common Stock split, an amount equal to the decreased value of Common Stock was reclassified from “Common Stock” to “Additional Paid-in Capital.”

Functional Currency / Foreign currency translation -- The functional currency of LiqTech International, Inc. and LiqTech USA, Inc. is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects, and LiqTech Emission Control is the Danish Krone (“DKK”); and the functional currency of LiqTech China is the Renminbi (“RMB”). The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, equity is translated at historical cost, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the twelve months ended December 31, 2023 and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents, and Restricted Cash -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2023, and 2022, the Company held $941,361 and $1,440,394, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At December 31, 2023 and December 31, 2022, the Company had $0 and $12,999,271 in excess of the FDIC insured limit, respectively.

Accounts Receivable -- Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward-looking information.

The roll-forward of the allowance for doubtful accounts as of December 31, 2023 and December 31, 2022 is as follows:

	2023	2022
Allowance for doubtful accounts at the beginning of the period	$59,559	$409,076
Bad debt expense	82,066	(24,534)
Receivables written off during the periods	(10,298)	(295,778)
Effect of currency translation	3,585	(29,205)
Allowance for doubtful accounts at the end of the period	$134,912	$59,559

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

Assets Held for Sale -- Assets are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets are classified as held for sale on the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets cease upon designation as held for sale.

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

Long-lived Assets -- The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in its use of the assets. The Company measures the recoverability of assets that will continue to be used in its operations by comparing the carrying value of the asset grouping to its estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to the Company’s asset usage model and the interchangeable nature of its ceramic filter manufacturing capacity, the Company must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company makes manufacturing process changes and other factory planning decisions, it must make subjective judgments regarding the remaining useful lives of assets, primarily process-specific filter manufacturing tools and building improvements. If the Company determines that the useful lives of assets are shorter than it had originally estimated, the Company accelerates the rate of depreciation over the assets’ new, shorter useful lives.

Management has analyzed the impact of the current economic climate on its financial statements as of December 31, 2023, and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets, or long-lived assets. During the years ended December 31, 2023 and 2022, no impairment charge of long-lived assets has been recorded.

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

Revenue Recognition -- The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company sells products throughout the world; sales by geographical region are as follows for the year ended December 31, 2023 and 2022:

	% Distribution		For the Year Ended December 31
	2023	2022	2023	2022
Americas	12%	7%	$2,125,460	$1,073,433
Asia-Pacific	14%	21%	2,506,215	3,406,420
Europe	65%	59%	11,820,674	9,379,337
Middle East & Africa	9%	13%	1,549,303	2,123,248
	100%	100%	$18,001,652	$15,982,438

The Company’s sales by product line are as follows for the years ended December 31, 2023 and 2022:

	% Distribution		For the Year Ended December 31
	2023	2022	2023	2022
Water	42%	33%	$7,705,080	$5,297,286
Ceramics	35%	43%	6,232,628	6,844,861
Plastics	21%	22%	3,736,529	3,528,606
Corporate	2%	2%	327,415	311,685
	100%	100%	$18,001,652	$15,982,438

For Water (systems and aftermarket), Ceramics (diesel particulate filters and membranes), and Plastics (components), revenue is recognized when performance obligations specified within the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer.  Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a Contract liability. Considering the relatively short time between revenue recognition and receipt of payment, significant financing components do not exist between the Company and its customers.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using an expected cost-plus margin.

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a Factory Acceptance Test (“FAT”) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time of the commissioning services being rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as Contract liabilities.

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

The roll-forward of Contract Assets/Liabilities for the year ended December 31, 2023 and December 31, 2022 is:

	2023	2022
Cost incurred	$3,225,728	$3,860,179
Unbilled project deliveries	582,557	950,105
VAT	329,980	229,006
Other receivables	92,619	45,814
Prepayments	(1,688,427)	(3,363,039)
Deferred Revenue	(33,360)	(118,327)
	$2,509,097	$1,603,738

Distributed as follows:
Contract assets	$2,891,744	$2,253,295
Contract liabilities	(382,647)	(649,557)
	$2,509,097	$1,603,738

Cost of Sales -- The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of sales.

Advertising Cost -- Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising cost is included in sales expenses, and total advertising costs amounted to $70,580 and $144,043 for the years ended December 31, 2023 and 2022, respectively.

Research and Development Cost -- The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2023 and 2022 were $1,418,842 and $1,835,890, respectively, of research and development costs.

Income Taxes -- The Company accounts for income taxes in accordance with FASB ASC Topic 740: Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Contingencies – The Company is subject to various legal and administrative proceedings along with asserted and potential claims, accruals related to product warranties, and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. To estimate the losses associated with repairing and replacing parts in connection with product warranties, the Company makes judgments with respect to customer claim rates. At least quarterly, the Company reviews the status of each significant matter, and it may revise its estimates. These revisions could have a material impact on the Company’s results of operations and financial position.

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

Stock Awards -- During the years presented in the accompanying consolidated financial statements, the Company has granted stock awards. The Company accounts for stock awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock-based compensation costs of $627,904 and $934,423 have been recognized for the vesting of options and stock awards granted to directors, management, and certain key employees for the years ended December 31, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements -- In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

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

We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital and restore profitability. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities, or even terminate our operations.

As of December 31, 2023, the Company had cash and cash equivalents of $10,422,181, net working capital of $14,590,430, an accumulated deficit of $75,922,180, and total assets and liabilities of $35,971,847 and $18,695,831, respectively.

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

The Company’s restructuring costs are as follows for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
CEO separation	$-	$228,975
Terminated employees	-	158,199
China close-down	-	275,445
Capex commitments	-	813,994
Write-downs	-	416,553
	$-	$1,893,166

NOTE 4 - INVENTORY

Inventory consisted of the following at December 31, 2023 and December 31, 2022:

	2023	2022
Furnace parts and supplies	$55,177	$66,495
Raw materials	3,301,526	2,474,227
Work in process	1,271,458	982,973
Finished goods and filtration systems	1,507,113	1,201,533
Reserve for excess and obsolescence	(867,458)	(663,227)
Net Inventory	$5,267,816	$4,062,001

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2023 and December 31, 2022:

	Useful Life			2023	2022
Production equipment	3	-	10	$9,433,581	$8,027,589
Production equipment - finance lease	3	-	10	5,182,375	3,625,558
Lab equipment	3	-	10	130,909	118,935
Computer equipment	3	-	5	1,141,790	1,070,437
Vehicles	3	-	5	26,897	26,020
Furniture and fixture		5		1,474,032	1,141,424
Furniture and fixture - finance lease		5		260,911	252,397
Leasehold improvements	5	-	10	3,184,871	3,080,946
				20,835,366	17,343,306
Less Accumulated Depreciation				(10,950,622)	(8,501,846)
Less Accumulated Depreciation - finance lease				(877,578)	(544,653)
Net Property and Equipment				$9,007,166	$8,296,807

Depreciation expense amounted to $2,472,031 and $2,007,112 for the year ended December 31, 2023, and 2022, respectively. Of the $2,472,031 for the year ended December 31, 2023, $2,178,993 is allocated to cost of goods sold and $293,038 is allocated to operating expenses.

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

During the year ended December 31, 2023, cash paid for amounts included for the measurement of operating lease liabilities was $754,490, and the Company recorded operating lease expenses of $725,337 in operating expenses.

During the year ended December 31, 2023, cash paid for amounts included for the measurement of finance lease liabilities was $441,696, and the Company recorded finance lease expenses of $159,766 in other income (expenses).

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$4,055,837	$3,271,997

Operating lease liabilities – current	$531,355	$561,182
Operating lease liabilities – long-term	3,527,082	2,710,815
Total operating lease liabilities	$4,058,437	$3,271,997

Finance leases:
Property and equipment, at cost	$5,443,287	$3,877,955
Accumulated depreciation	(877,578)	(544,653)
Property and equipment, net	$4,565,709	$3,333,302

Finance lease liabilities – current	$590,550	$399,198
Finance lease liabilities – long-term	2,879,932	2,384,011
Total finance lease liabilities	$3,470,482	$2,783,209

Weighted average remaining lease term:
Operating leases	8.3	9.6
Finance leases	4.3	5.4

Weighted average discount rate:
Operating leases	6.7%	6.2%
Finance leases	6.0%	2.8%

Maturities of lease liabilities at December 31, 2023 were as follows:

	Operating lease	Finance lease
2024	$785,707	$804,044
2025	702,899	800,510
2026	692,137	764,105
2027	692,137	1,320,097
2028	566,381	356,983
Thereafter	1,810,499	130,196
Total payment under lease agreements	5,249,760	4,175,935
Less imputed interest	(1,191,323)	(705,453)
Total lease liability	$4,058,437	$3,470,482

NOTE 7 - INTANGIBLE ASSETS

At December 31, 2023 and December 31, 2022, other intangible assets, net of accumulated amortization, consisted of customer relationships acquired in connection with the purchase of BS Plastic A/S and the cost of patent applications for the Company’s products.

Intangible assets consisted of the following at December 31, 2023 and December 31, 2022:

	2023	2022
Customer relationships	$489,273	$473,308
Patent cost	183,874	177,875
	673,148	651,183
Less Accumulated amortization	(558,555)	(438,250)
Intangible assets, net	$114,593	$212,933

Amortization expense amounted to $105,522 and $81,019 for the years ended December 31, 2023 and 2022, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending December 31,	Amortization Expenses
2024	72,902
2025	7,665
2026	7,665
2027	7,665
2028	7,665
Thereafter	11,031
$114,593

NOTE 8 - LINES OF CREDIT

In connection with certain orders, the Company provides to customers a working guarantee, prepayment guarantee, or security bond. For that purpose, the Company has a guaranteed credit line of EUR 850,000 (approx. $940,000) secured by a cash deposit. As of December 31, 2023, the Company no longer has any outstanding working guarantees issued to customers against this credit line.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Accounts payable	$2,444,653	$1,389,355
Accrued payroll liabilities	1,223,712	510,727
Product warranty accrual	629,100	898,072
Other accrued expenses	1,697,730	1,678,407
Total	$5,995,195	$4,476,561

NOTE 10 – LONG-TERM DEBT

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

For the year ended December 31, 2023 and 2022, the Company recognized interest expense of $0 and $308,958, respectively, and $0 and $2,213,065, respectively, related to the amortization of debt issuance costs.

Senior Promissory Notes

On June 22, 2022, the Company issued and sold Senior Promissory Notes in an aggregate principal amount of $6.0 million (the “Notes”) and issued warrants to purchase 531,250 shares of Common Stock to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the “Purchasers”), pursuant to a note and warrant purchase agreement entered into with the Purchasers (the “Note and Warrant Purchase Agreement”). The warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years and are exercisable for cash at any time.

The Notes originally had a term of 24 months and do not bear interest during this period. If the Notes are not repaid on or before the second anniversary of issuance, however, the Notes will thereafter bear interest of 10% per annum, which will increase by 1% each month the Notes remain unpaid, up to a maximum of 16% per annum, payable monthly.

Additionally, as part of the transaction, the Company issued 28,846 warrants to the placement agent. The warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years and are exercisable for cash at any time.

As a result, the Company recorded an initial debt discount of $695,749, based on the relative fair value of the warrants and Notes issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 2.5 years, stock price of $3.44, exercise price of $5.20, volatility of 80.8%, risk-free rate of 3.13%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the Notes. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

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

As a result of the amendment, the Company recorded an initial debt discount of $1,193,206, based on fair value of the warrants issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 5.0 years, stock price of $3.89, exercise price of $5.20, volatility of 73.66%, risk-free rate of 4.60%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the Notes. The warrants qualified for equity classification and were reported within Additional Paid-In Capital.

The components of notes payable are as follows:

	December 31, 2023	December 31, 2022
Senior Promissory Notes	$6,000,000	6,000,000
Less: unamortized debt discount	(1,311,989)	(519,686)
Senior Promissory Notes payable	$4,688,011	$5,480,314

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	4,688,011	5,480,314
Senior Promissory Notes payable	$4,688,011	$5,480,314

For the year ended December 31, 2023, and 2022, the Company recognized interest expense of $0 and $0, respectively, and $400,903 and $176,063, respectively, related to the amortization of the debt discount.

NOTE 11 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

Contingencies -- From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

In November 2022, the Company entered into a commercial settlement agreement regarding marine wastewater treatment systems delivered in 2019 and associated, potential warranty claims related to alleged corrosion on certain parts and components. The Company disputed the claim in full, subsequently reaching an amicable settlement agreement with the customer to conduct remediation work in 2023. The cost of any remediation work is shared between the two parties.

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet for the fiscal years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Balance at January 1,	$898,072	$962,313
Warranty costs charged to cost of goods sold	115,401	86,256
Utilization charges against reserve	(408,234)	(93,653)
Foreign currency effect	23,861	(56,844)
Balance at December 31,	$629,100	$898,072

The utilization charges against the reserve for the ended December 31, 2023 relate to the commercial settlement agreement as described over under “Contingencies”.

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

As of December 31, 2023, the Company had net operating loss carry-forwards of approximately $29,136,593 for U.S. federal tax purposes, expiring through 2041; approximately $21,482,164 for Danish tax purposes, which do not expire; and approximately $1,914,858 for Chinese tax purposes, which expires in 2027.

As of December 31, 2023 and December 31, 2022, the Company established a valuation allowance of $7,100,000 and $6,510,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively; $6,303,000 and $5,226,000 for the tax components of LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Emission Control, and LiqTech Water Projects, respectively; and $479,000 and $488,000 for LiqTech China, respectively, as management could not determine that it was more than likely not that sufficient income could be generated by these components to realize the resulting net operating loss carry-forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2023 was $590,000, $1,077,000, and $9,000 for the US, Danish, and Chinese components, respectively. The change in the valuation allowance for the year ended December 31, 2022 was $1,146,000, $1,720,000, and $295,000 for the US, Danish, and Chinese components, respectively.

The temporary differences, tax credits and carry-forwards gave rise to the following deferred tax assets and liabilities at December 31, 2023 and December 31, 2022:

	2023	2022
Excess of tax over financial accounting	$1,454,389	$973,859
Reserve for excess and obsolete inventory	190,841	145,910
Accrued interest	-	-
Discount amortization	724,353	640,163
Deferred compensation	-	-
Net operating loss carryover	11,580,458	11,057,361
Excess of book over tax depreciation	(359,917)	(272,243)
Excess of book over tax work in progress	190,196	(253,930)
Valuation allowance	(13,881,379)	(12,445,765)
	$(101,059)	$(154,645)
Distributed as:
Long-term deferred tax asset	-	-
Long-term deferred tax liability	(101,059)	(154,645)
	$(101,059)	$(154,645)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Computed tax at expected statutory rate	$(1,843,244)	$(3,025,369)
State and local income taxes, net of federal benefit	(1,177)	(1,532)
Non-US income taxed at different rates	(44,279)	(138,596)
Deferred compensation	-	52,500
Non-deductible expenses	5,399	2,749
Non-taxable income	-	(541)
Change in valuation allowance	1,755,013	3,035,205
Other	(77,919)	(161,826)
Income tax expense (benefit)	$(206,207)	$(237,410)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Current income taxes:
Danish	$(148,668)	$(181,417)
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Deferred income taxes:
Book in excess of tax depreciation	$(386,673)	$(346,154)
Work in progress	(442,964)	(294,233)
Net operating loss carryover	(402,448)	(2,041,211)
Valuation allowance	1,128,197	2,319,705
Deferred compensation	-	(52,500)
Accrued interest	-	(13,125)
Discount amortization	84,190	464,744
Accrued vacation	-	(4,305)
Reserve for obsolete inventory	(37,841)	(88,915
Deferred tax expense (benefit)	$(57,539)	$(55,994)
Total tax expense (benefit)	$(206,207)	$(237,410)

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

NOTE 13 - EARNINGS PER SHARE

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

For the year ended December 31, 2023, the Company had outstanding balances of 314,461 RSUs, 3,390,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock.

For the year ended December 31, 2022, the Company had outstanding balances of 301,111 RSUs, 3,930,008 prefunded warrants, and 560,096 warrants, all exercisable for shares of Common Stock.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock - The Company has 50,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2023 and 2022, respectively, there were 5,727,310 and 5,498,260 common shares issued and outstanding.

Voting - Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends - Subject to the rights and preferences of the holders of any series of preferred stock, if any, which may at the time be outstanding, holders of common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights - In the event of any liquidation, dissolution, or winding-up of affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters - Holders of common stock have no conversion, preemptive, or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to our common stock. All of the issued and outstanding shares of common stock on the date of this Annual Report are validly issued, fully paid, and non-assessable.

Preferred Stock - Our Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and rights, the qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any class or series, without further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of December 31, 2023 and 2022, there were no preferred shares issued and outstanding.

Reversed Stock Split - On May 26, 2023, the Company effected a 1-for-8 reverse split of its outstanding Common Stock, $0.001 par value (“Common Stock”). All outstanding Common Stock, warrants, and RSUs were adjusted to reflect the 1-for-8 reverse split, with respective exercise prices of the warrants proportionately increased. All stock and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized Common Stock was adjusted to reflect the 1-for-8 reverse split.

As a result of the reverse Common Stock split, an amount equal to the decreased value of Common Stock was reclassified from “Common Stock” to “Additional Paid-in Capital.”

Stock Issuances

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

On May, 2023, the Company issued 16,796 shares of Common Stock for individual shareholder round-ups in connection with the 1-for-8 reverse split of its outstanding Common Stock.

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

Warrants

On May 17, 2022, the Company entered a warrant purchase agreement with existing stockholders to purchase 3,803,133 shares of Common Stock at an offering price of $3.992 per prefunded warrant, which represents the offering price of $4.00 per share of the Company’s Common Stock less the $0.008 per share exercise price for each pre-funded warrant. The warrants represented gross proceeds of approximately $15,182,075 as part of the Company’s public offering of Common Stock and pre-funded warrants totaling $23,000,000 before underwriting discounts, commissions, and offering expenses payable by the Company.

On June 22, 2022, the Company completed a private placement of Senior Notes in an aggregate principal amount of $6,000,000 and warrants to purchase 531,250 shares of Common Stock of the Company to affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd. (together, the "Purchasers"), pursuant to a note and warrant purchase agreement (the “Note and Warrant Purchase Agreement”). Additionally, as part of the transaction, the Company issued 28,846 warrants to the placement agent. All warrants issued in this transaction have an exercise price of $5.20 per share, a term of five years, and are exercisable for cash at any time.

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

The following is a summary of the periodic changes in warrants outstanding for the years ended December 31, 2023 and 2022:

	2023	2022
Warrants outstanding at January 1	4,490,104	126,875
Warrants issued in connection with public offering and private placement	531,250	4,363,229
Common stock exchanged to prefunded warrant	-	-
Warrants outstanding at December 31	5,021,354	4,490,104

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At December 31, 2023, 113,357 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At December 31, 2023, 201,104 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $627,904 and $934,423 for the years ended December 31, 2023 and 2022, respectively. On December 31, 2023, the Company had $688,990 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of December 31, 2023 and changes during the period are presented below:

	December 31, 2023
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2022	301,111	$4.80	$-
Granted	225,604	3.00	-
Vested and settled with share issuance	(212,254)	(4.86)	-
Outstanding, December 31, 2023	314,461	$3.46	$-

NOTE 15 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics, and Plastics. Effective as of January 1, 2020, the group structure was changed so that shared group activities were transferred to an individual reporting unit separated from the business units. Costs and assets for these activities were therefore separated during 2020.

Segment information for the business areas is as follows:

	For the Year Ended December 31,
Revenues	2023	2022
Water	$7,705,080	$5,297,286
Ceramics	6,232,628	6,844,861
Plastics	3,736,529	3,528,606
Other	327,415	311,685
Total consolidated revenue	$18,001,652	$15,982,438

	For the Year Ended December 31,
Loss	2023	2022
Water	$(736,148)	$(1,072,530)
Ceramics	(2,640,894)	(4,648,768)
Plastics	(660,896)	(794,942)
Other	(4,533,206)	(7,652,867)
Total consolidated Loss	$(8,571,145)	$(14,169,107)

	For the Year Ended December 31,
Total assets	2023	2022
Water	$9,432,991	$7,781,211
Ceramics	14,550,872	13,808,529
Plastics	759,745	1,099,019
Other	11,228,239	17,436,896
Total consolidated assets	$35,971,847	$40,125,655

NOTE 16 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The following table presents customers accounting for 10% or more of the Company’s net sales:

	For the Year Ended December 31,
	2023	2022
Customer A	-%	13%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivable:

	December 31, 2023	December 31, 2022
Customer B	22%	17%
Customer C	13%	-%
Customer D	-%	20%
Customer E	-%	10%

As of December 31, 2023, approximately 98% of the Company’s assets were located in Denmark, 0% were located in the U.S., and 2% were located in China. As of December 31, 2022, approximately 65% of the Company’s assets were located in Denmark, 33% were located in the U.S., and 2% were located in China.

NOTE 17 - SUBSEQUENT EVENTS

On January 3, 2024, the Company issued 24,500 common shares to settle RSUs. The RSUs were valued at $73,500 for services provided by the Board of Directors in 2023. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On January 3, 2024, the Company issued 55,530 common shares to settle RSUs. The RSUs were valued at $181,142 for services provided by management in 2023. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On January 10, 2024, Simon Stadil tendered his resignation as Chief Financial Officer of the Company, effective as of April 10, 2024.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were not effective due to material weaknesses in internal controls over financial reporting, described below

Notwithstanding this finding, we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2023, the Company was not subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were not effective due to material weaknesses in internal controls over financial reporting.

Material weaknesses as of December 31, 2023

A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified related to the following:

1)

Ineffective information technology general controls (ITGC’s) in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes Additionally, management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of service organization control report review.;

2)	The lack of formal documentation of the design, and related execution of, certain transactional level controls related to disbursements, procurement, and inventory management and valuation; and
3)	Ineffective design and operation of process level controls over the existence and accuracy of revenue transactions.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2023 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2024 by improving competencies and processes. Further, the Company implemented a new ERP system along with other IT programs to help reinforce its controls and processes, and these investments are an important step in the remediation of the material weaknesses. During 2022, the Company introduced an updated Delegation of Authority, with the overall purpose to provide clarity for all employees on the extent to which they can commit the Company and at the same time provide the Company with assurance that decisions about agreements are made by the appropriate functions and employees. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Changes in Internal Control

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 19, 2024, the board of directors of the Company appointed Phillip Massie Price as Interim Chief Financial Officer of the Company, effective April 1, 2024. Mr. Price, 32, has served the Company as its Head of Finance since January 2022. Prior to serving the Company, from April 2021, Mr. Price was the Chief Accountant and Administration Manager at Vektus A/S. a consultancy firm that sells and supports Dynamics NAV/Dynamics 265 Business Central, Microsoft’s comprehensive business management solution. Prior to his time with Vektus, from June 2020, Mr. Price was the Business Controller at K.W. Bruun Import A/S, one of the largest car importers in the Nordic region. Prior to K.W. Bruun, from 2013, Mr. Price was an auditor at inforevision, an accounting and consultancy firm. Mr. Price holds a Bsc. in Economics and Business Administration and a Msc. in Business Economics and Auditing from Copenhagen Business School.

On January 28, 2022, the Company (through its wholly owned Danish subsidiary) and Mr. Price entered into an Employment Contract, effective January 3, 2022 (as amended, the “Employment Contract”). In connection with Mr. Price’s appointment as Interim Chief Financial Officer, the Company and Mr. Price entered into an addendum to his Employment Contract (the “Addendum”) which provides that for so long as Mr. Price serves as Interim Chief Financial Officer, he shall be paid a salary of 100,000 DKK (appr. $14,660) per month and will be eligible to receive an annual bonus of up to 300,000 DKK (appr. $43,980).

The foregoing descriptions of the Employment Contract and the Addendum are not complete and are in summary form only and are qualified in their entirety by reference to the full text of the Employment Contract and Addendum, which are filed as Exhibits 10.16, and 10.17 to this Annual Report on Form 10-K, respectively.

Mr. Price does not have any family relationships with any of the Company’s other officers or directors and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders or alternatively will be included, by amendment to this Form 10-K under cover of Form 10-K/A no later than 120-days after the end of our fiscal year covered by this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2023 and December 31, 2022 is included in this Annual Report on Form 10-K:

a.	Valuation and Qualifying Accounts for the years ended December 31, 2023 and December 31, 2022.

	2023	2022
Bad debt expense	82,066	(24,534)
Reserve for obsolete inventory	177,953	404,160

	Balance Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2023
Allowance for inventory obsolescence	$663,227	$177,953	$26,278	$867,458
Allowance for doubtful accounts	59,559	82,066	(6,713)	134,912
Totals	$722,786	$260,019	$19,565	$1,002,370

Year Ended December 31, 2022
Allowance for inventory obsolescence	$268,470	$404,160	$(9,403)	$663,227
Allowance for doubtful accounts	409,076	(24,534)	(324,983)	59,559
Totals	$677,546	$379,626	$(334,386)	$722,786

	2023	2022
Allowance for doubtful accounts at the beginning of the period	$59,559	$409,076
Bad debt expense	82,066	(24,534)
Receivables written off during the periods	(10,298)	(295,778)
Effect of currency translation	3,585	(29,205)
Allowance for doubtful accounts at the end of the period	$134,912	$59,559

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

(b)	Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of November 13, 2023	Filed herewith

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

4.4	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.5	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 17, 2022

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on October 19, 2023

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.3	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.4	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 5, 2019

10.5	Form of Exchange Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on August 20, 2021

10.6*	Executive Service Agreement by and between Liqtech Holding A/S and Simon Stadil	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on November 30, 2021

10.7*	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 as filed with the SEC on January 27, 2014

10.8	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.9	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.10	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.11	First Amendment to Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023

10.12	Form of Allonge No. 1	Included in Exhibit 10.11

10.13*	Executive Service Agreement, dated July 26, 2022, by and between LiqTech Holdings A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2022

10.14*	LiqTech International, Inc. 2022 Equity Incentive Plan	Incorporated by reference to Annex A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act filed with the SEC on October 3, 2022

10.15	Exclusivity Agreement for Collaboration, Marketing and Deployment of Products and Associated Services, dated November 11, 2022, by and between the Company and NESR	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 17, 2022

10.16	Employment Contract, dated January 28, 2022, by and between LiqTech Holdings A/S and Phillip Massie Price	Filed herewith

10.17	Addendum to Employment Contract, dated March 20, 2024, by and between LiqTech Holdings A/S and Phillip Massie Price	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

97.1	Clawback Policy	Filed herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*	Denotes a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: March 22, 2024
	By:	/s/ Fei Chen
Fei Chen Chief Executive Officer and Principal Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Alexander Buehler	Chairman of the Board of Directors	March 22, 2024
Alexander Buehler

/s/ Fei Chen	President, Chief Executive Officer, Principal Executive Officer and Director	March 22, 2024
Fei Chen

/s/ Simon Stadil	Chief Financial Officer, Principal Financial and Accounting Officer	March 22, 2024
Simon Stadil

/s/ Peyton Boswell	Director	March 22, 2024
Peyton Boswell

/s/ Richard Meeusen	Director	March 22, 2024
Richard Meeusen

/s/ Martin Kunz	Director	March 22, 2024
Martin Kunz