Form 10-K/A
period 2023-12-31
LIQTECH INTERNATIONAL INC
filed 2024-04-30
CIK 1307579

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

On June 30, 2023, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $3.21 per share on June 30, 2023, was $16,158,560. As of April 29, 2024, there were 5,807,340 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of LiqTech International, Inc. (“LiqTech” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14). This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of April 29, 2024.

Name	Age	Titles
Alexander Buehler	48	Chairman of the Board
Fei Chen	60	Chief Executive Officer (Principal Executive Officer), Director
Phillip Massie Price	32	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Peyton Boswell	53	Director
Rich Meeusen	69	Director
Martin Kunz	59	Director

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Alexander Buehler. Mr. Buehler has served as a Director since August 11, 2017 and as Chairman of the Board of Directors since June 23, 2023. He is currently serving as the President & Chief Executive Officer of Integrated Water Services, Inc., a PE-backed company focused on the design-build of water and wastewater treatment systems along with the provision of MBR (membrane bioreactor) products and technologies. Beforehand, he served as the Company’s Interim CEO from March 17, 2022, to September 12, 2022, before which, he served as President and CEO of the Brock Group, a leading industrial services provider to multiple industries. Prior thereto, Mr. Buehler served as the EVP of Global Resources for Intertek, the President and CEO of Energy Maintenance Services, and the CFO of Energy Recovery. Mr. Buehler also serves on the Board of Energy Recovery, and he has previously served on the Board of Viscount Systems. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania.

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

Peyton Boswell. Mr. Boswell has served as a Director since August 11, 2017 and currently serves as the Chairman of the Compensation Committee. Mr. Boswell is the Managing Director of Woodfield Renewables and previously served as the Chief Executive Officer of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions that he co-founded in 2010. Prior to entering the solar industry, Mr. Boswell was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America. Mr. Boswell is a Chartered Financial Analyst (CFA), has earned a BA from Cornell University and holds an MBA from Columbia Business School.

Richard Meeusen. Mr. Meeusen has served as a Director since August 26, 2020 and currently serves as the Chairman of the Audit Committee. Mr. Meeusen most recently served as President, Chief Executive Officer and Chairman of Badger Meter, Inc., a publicly traded international manufacturer and seller of flow measurement equipment, primarily to the water industry. Mr. Meeusen retired as Chief Executive Officer on December 31, 2018 after serving 17 years as the company’s Chief Executive Officer and, before that, 7 years as its Chief Financial Officer. Prior to Badger Meter, Mr. Meeusen was Chief Financial Officer of Zenith Sintered Products and, before that, worked for Arthur Andersen & Co as a Senior Manager. In addition to his board service at LiqTech, Mr. Meeusen previously served for 16 years as a director of Menasha Corporation, a $2 billion privately-held packaging and display equipment company and for 8 years on the board of Serigraph Corporation. Mr. Meeusen founded The Water Council in 2007, a 180-member company industry trade group where he still serves as a director. Mr. Meeusen earned an MBA degree from the Kellogg School of Management at Northwestern University.

Martin Kunz. Mr. Kunz has served as a Director since June 23, 2023. Mr. Kunz is currently serving as the President and CEO of Concentric AB, a publicly traded, globally operating company listed on the Swedish Stock Exchange that specializes in innovative solutions in flow control and fluid power. Prior to serving as President and CEO of Concentric AB, Mr. Kunz served between 2015 and 2021 in several Senior Commercial and General Management roles at Xylem Inc., (NYSE:XYL), a global leader in water technologies, and prior to Xylem as Vice President Supply Management Valves & Controls at Pentair PLC (NYSE:PNR), a global manufacturer of water and fluid solutions, valves and controls, equipment protection and thermal management products. Mr. Kunz holds a degree in Industrial Engineering from the University of Kaiserslautern, Germany.

Phillip Massie Price. Mr. Price, age 32, has served as Interim Chief Financial Officer of LiqTech International, Inc since April 1, 2024. Mr. Price has been with the Company since January 2022, initially serving as the Head of Finance. Prior to joining the Company, he held the position of Chief Accountant and Administration Manager at Vektus A/S starting from April 2021. Vektus A/S is a consultancy firm specializing in the sale and support of Dynamics NAV/Dynamics 365 Business Central, Microsoft’s business management solution. Prior to his time with Vektus A/S, from June 2020, Mr. Price was the Business Controller at K.W. Bruun Import A/S, one of the largest car importers in the Nordic region. Prior to K.W. Bruun, from 2013, Mr. Price was an auditor at inforevision, an accounting and consultancy firm. Mr. Price holds a Bsc. in Economics and Business Administration and a Msc. in Business Economics and Auditing from Copenhagen Business School.

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

Mr. Boswell's experience in establishing and growing a successful renewable energy business and prior experience in investment banking provides the Board with a unique perspective on corporate finance and strategic growth matters. Further, the Board has determined that he qualifies as an Audit Committee Financial Expert.

Mr. Meeusen’s prior experience in finance, operations, marketing and sales along with his leadership experience as a director of a publicly traded company and his long executive management responsibility in the water industry and in developing technology growth businesses distinguish him as an integral part of the Company’s Board. Mr. Meeusen has been determined by our Board to be an Audit Committee Financial Expert.

Mr. Kunz’s experience in general management of global businesses, his functional expertise in sales, marketing, operations and supply chain management, combined with his industry expertise in water and fluid management adds valuable perspectives to the board about profitable growth, strategic marketing, and business development.

Family Relationships

None of our Directors or executive officers is related by blood, marriage or adoption.

Director Attendance at Board and Stockholder Meetings

The Board of Directors met formally twenty times during 2023. During 2023, each director attended at least 75% of the meetings of the Board and the committees upon which he serves. We do not have a policy regarding director attendance at our annual meetings of stockholders.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance & Nominating Committee
Richard Meeusen*	Peyton Boswell *	Alexander Buehler *
Peyton Boswell	Alexander Buehler	Richard Meeusen
Martin Kunz	Richard Meeusen	Peyton Boswell
	Martin Kunz	Martin Kunz

* Chairman of the committee

Audit Committee

Our Audit Committee consists of Richard Meeusen (Chair), Peyton Boswell, and Martin Kunz, each of whom is an independent director as defined in the NASDAQ and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board has determined that Mr. Meeusen is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements. We have implemented a written charter for our Audit Committee, available at www.liqtech.com, that provides that our Audit Committee is responsible for:

●	appointing, compensating, retaining, overseeing, and terminating our independent auditors and pre-approving all audit and non-audit services permitted to be performed by the independent auditors;
●	discussing with management and the independent auditors our annual audited financial statements, our internal control over financial reporting, and related matters;
●	reviewing and approving any related-party transactions;
●	meeting separately, periodically, with management, the internal auditors and the independent auditors;
●	annually reviewing and reassessing the adequacy of our Audit Committee charter;
●	such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time; and
●	reporting regularly to the Board of Directors.

During the fiscal year ended December 31, 2023, the Audit Committee met four times.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2023 with our management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the Securities and Exchange Commission. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Members of the Audit Committee:

Richard Meeusen (Chair)
Peyton Boswell
Martin Kunz

Compensation Committee

Our Compensation Committee consists of Peyton Boswell (Chair), Richard Meeusen, Alexander Buehler, and Martin Kunz, each of whom is an independent director as defined in the NASDAQ rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act, and an “outside director” for purposes of Section 162(m) of the Code. We have implemented a written charter for our Compensation Committee, available at www.liqtech.com, which provides that our Compensation Committee is responsible for:

●	reviewing and making recommendations to our Board of Directors regarding our compensation policies and forms of compensation provided to our directors and officers;
●	reviewing and making recommendations to our Board of Directors regarding bonuses for our officers and other employees;
●	reviewing and making recommendations to our Board of Directors regarding stock-based compensation for our directors and officers;
●	administering our stock option plans in accordance with the terms thereof; and
●	such other matters that are specifically delegated to the Compensation Committee by our Board of Directors from time to time.

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

The Compensation Committee annually reviews and approves the corporate goals and objectives relevant to CEO compensation and evaluates the CEO’s performance in light of such goals and objectives. Based on this evaluation, the Compensation Committee makes and annually reviews decisions regarding: (i) salary paid to the CEO; (ii) the grant of all cash-based bonuses and equity compensation to the CEO; (iii) the entering into, amendment, or extension of any employment contract or similar arrangement with the CEO; (iv) any CEO severance or change in control arrangement; and (v) any other CEO compensation matters as from time to time may be directed by the Board. In determining the long-term incentive component(s) of the CEO’s compensation, the Compensation Committee considers the Company’s performance and relative stockholder return, the value of similar incentive awards to chief executive officers at companies that the Compensation Committee determines comparable based on factors it selects and the incentive awards given to the Company’s CEO in prior years.

The Compensation Committee also meets with the CEO within 90 days after the commencement of each fiscal year to discuss the compensation programs to be in effect for the Company’s executive officers for such fiscal year and to review and approve the corporate goals and objectives relevant to those programs. In light of these goals and objectives, the Compensation Committee makes and annually reviews decisions regarding: (i) salary paid to the executive officers; (ii) the grant of cash-based bonuses and equity compensation provided to the executive officers; (iii) performance targets for executive officers; (iv) the entering into, amendment, or extension of any employment contract or similar arrangement with the executive officers; (v) executive officers’ severance or change in control arrangements; and (vi) any other executive officer compensation matters as from time to time may be directed by the Board. In determining the long-term incentive component(s) of the executive officer’s compensation, the Compensation Committee considers the Company’s performance and relative stockholder return, the value of similar incentive awards to executive officers at companies that the Compensation Committee determines comparable based on factors it selects and the incentive awards given to the Company’s executive officers in prior years.

During the fiscal year ended December 31, 2023, the Compensation Committee met three times.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Alexander Buehler (Chair), Peyton Boswell, Richard Meeusen, and Martin Kunz, each of whom is an independent director as defined in the NASDAQ rules. We have implemented corporate governance guidelines as well as a written charter for our Governance and Nominating Committee that provides that our Governance and Nominating Committee is responsible for:

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

One of the primary responsibilities of the Governance and Nominating Committee is to make appropriate recommendations to the Board for the appointment or re-appointment of directors. The Company seeks to have directors who, in addition to relevant technical, commercial and securities expertise, meet the highest standards of personal integrity, judgment and critical thinking, and demonstrate an ability to work in an open environment with other directors to further the interests of the Company and its stockholders. In recommending appointments to the Board, the Governance and Nominating Committee is mindful of the overall balance of the skills, knowledge and experience of Board members against the current and future requirements of the Company and of the benefits of diversity. The Company recognizes the importance of diversity at all levels of the Company as well as on the Board and considers overall Board balance and diversity when appointing new directors. Board appointments are, in the final analysis, based on merit.

The Company employs multiple strategies in identifying director nominees, including the obtaining of recommendations from security holders, from current directors, and from the Company’s corporate advisors. The Company also utilizes professional recruitment firms, as may be required, in seeking qualified director nominees. The qualifications of director nominees are evaluated by the Governance and Nominating Committee to determine if the director nominees have the requisite technical and commercial expertise to maintain a proper balance of skills required by the Board. The Nominating and Corporate Governance Committee does not have a formal policy with respect to the consideration of director candidates recommended by stockholders, however, there are no differences in the evaluation of director nominees recommended by security holders. Director nominees are interviewed in depth by the Governance and Nominating Committee and the Board to further qualify the director nominees and evaluate the personal integrity and character of the candidate.

During the fiscal year ended December 31, 2023, the Governance and Nominating Committee met one time.

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

Code of Ethics

Effective January 1, 2012, the Board adopted a Code of Conduct and Ethics with the purpose of assuring that all employees and officers of the Company and its subsidiaries understand and adhere to high ethical standards of conduct. The Code of Conduct and Ethics emphasizes employees’ obligations of civic responsibility, loyalty to the Company, compliance with applicable laws, non-disclosure of trade secrets, and abstinence from improper political payments and activity. A copy of the Code of Conduct and Ethics is available on the Company website at https://liqtech.com/media/afijs2es/code_of_conduct_and_ethics.pdf.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were complied with during 2023, except for the following filings:

1.	Simon Seidelin Stadil filed a late Form 4 on January 5, 2023 for a transaction dated May 10, 2022
2.	Alexander Buehler filed a late Form 4 on January 31, 2023 for transactions dated January 1, 2023 and January 3, 2023
3.	Martin Kunz filed a late Form 3 on July 27, 2023 for a transaction dated June 23, 2023
4.	Martin Kunz filed a late Form 4 on July 27, 2023 for a transaction dated June 23, 2023
5.	Fei Chen filed a late Form 4 on September 5, 2023 for transactions dated May 26, 2023 and June 14, 2023

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2023 and 2022 earned by or paid to our Chief Executive Officers and our Chief Financial Officer.

Summary Compensation Table
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other ($) (6)	Total
Fei Chen, President & Chief Executive Officer (2)	2023	$397,806	$142,762	$363,248				$36,995	$940,811
	2022	$386,105		$350,000				$35,857	$771,962

Alexander Buehler, Interim Chief Executive Officer (3)
	2022	$243,290		$549,164					$792,454

Sune Mathiesen, Chief Executive Officer (4)
	2022	$370,758		$41,600				$12,908	$425,266

Simon Stadil, Chief Financial Officer (5)	2023	$294,218	$123,317	$130,769				$26,636	$574,940
	2022	$271,363	$100,000	$375,000				$24,383	$770,746

(1)
Total salaries for Ms. Chen and Messrs. Mathiesen and Stadil for 2022 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022. Total salaries for Ms. Chen and Mr. Stadil for 2023 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the currency exchange rate of $1.00 = DKK 6.8928, as of December 31, 2023. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on December 31, 2022 or December 31, 2023, or at any other rate.

(2)
Ms. Chen became our President & Chief Executive Officer in September 2022. Pursuant to her employment agreement, Ms. Chen is entitled to an annual base salary of approximately $369,951 based on the currency exchange rate of $1.00 = DKK 6.8928, as of December 31, 2023.

(3)	Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen was entitled to an annual base salary of approximately $387,252 based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022. Total income for the year ended December 31, 2022 also reflects terms agreed to in the separation and release agreement.

(4)
Mr. Mathiesen became our Chief Executive Officer in August 2014. Pursuant to his employment agreement, Mr. Mathiesen was entitled to an annual base salary of approximately $387,252 based on the currency exchange rate of $1.00 = DKK 6.9722, as of December 31, 2022. Total income for the year ended December 31, 2022 also reflects terms agreed in the separation and release agreement.

(5)
Mr. Stadil served as the Company’s Chief Financial Officer from November 2021 through March 31, 2024. Pursuant to his employment agreement, Mr. Stadil was entitled to an annual base salary of approximately $266,364 based on the currency exchange rate of $1.00 = DKK 6.8928, as of December 31, 2023.

(6)
Pursuant to Ms. Chen’s employment agreement, Ms. Chen received $36,995 and $35,857 of contribution from the Company to her individual retirement account in 2023 and 2022. Pursuant to Mathiesen’s employment agreement, Mr. Mathiesen’s received $12,908 of contributions from the Company to his individual retirement account in 2022. Pursuant to Mr. Stadil’s employment agreement, Mr. Stadil received $26,636 and $24,383 of contributions from the Company to his retirement account in 2023 and 2022.

Employment Arrangements

During the year ended December 31, 2023, we had employment agreements with Ms. Chen and Mr. Stadil. A description of each agreement is set forth below.

Chen Agreement

Effective September 12, 2022, the Company’s Board of Directors appointed Ms. Fei Chen to serve as President and Chief Executive Officer of the Company and as a Director of the Company pursuant to an Executive Services Agreement, dated July 26, 2022, by and between Ms. Chen and LiqTech Holding (the “Chen Agreement”). The Chen Agreement provided, as of December 31, 2023, for an annual base salary set at DKK 2,550,000 (or approximately $369,951 based on the currency exchange rate of $1 = DKK 6.8928 as of December 31, 2023), a taxable car allowance of DKK 192,000 (or approximately $27,855 based on the currency exchange rate of $1 = DKK 6.8928 as of December 31, 2023), and an annual cash bonus of up to 150% of her annual salary if certain performance targets are met, as determined annually by the Company’s Compensation Committee. Ms. Chen is entitled to an annual grant of up to 100% of the base salary payable in restricted stock units vesting over a 3-year period.  The Chen Agreement also provides that Ms. Chen received on her employment start date a grant of restricted stock equal to $350,000, which shall vest in three equal annual installments over the next three years so long as Ms. Chen remains employed by the Company. Ms. Chen is entitled to six weeks of vacation, home internet service, a company car or comparable taxable allowance, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate the Chen Agreement upon not less than twelve months prior notice, and Ms. Chen may terminate the Chen Agreement with six months’ prior notice.

Stadil Agreement

On November 23, 2021, Mr. Simon Stadil was appointed to serve as Chief Financial Officer of the Company. Pursuant to the terms of his executive services contract (the “Stadil Executive Agreement”), in consideration for his services, Mr. Stadil  received a base salary of DKK 1,835,991 (or approximately $266,364 based on the currency exchange rate of $1 = DKK 6.8928 as of December 31, 2023), a taxable car allowance set at DKK 192,000 (or approximately $27,855 based on the currency exchange rate of $1 = DKK 6.8928 as of December 31, 2023), and was eligible for a discretionary annual performance bonus of up to 75% of base salary if certain performance targets were met. Mr. Stadil was entitled to an annual grant of up to 50% of the base salary payable in restricted stock units vesting over a 3-year period. Mr. Stadil was entitled to six weeks of vacation, home internet service, a Company car or comparable taxable allowance, a mobile phone, laptop and reimbursement of travel expenses. The Stadil Executive Agreement was terminated on March 31, 2024.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Fei Chen, CEO	-	-	-	$-	-	121,083	$363,248	-	-
Simon Stadil, CFO	-	-	-	$-	-	43,590	$130,769	-	-

Compensation of Directors

For 2023, the Chairman of the Board was entitled to an annual fee of $63,000; each non-executive director was entitled to $31,500 for services on the Board of Directors; the Audit Committee Chairman was paid an additional annual fee of $11,000 per year; and the Compensation Committee Chairman was paid an additional annual fee of $6,500. The Chairman of the Board also receives an automatic annual stock grant in the amount of $73,500 in January each year, vesting over one year. Each qualifying non-executive director receives an automatic annual stock grant in January each year in the amount of $36,750, vesting over one year. The Company has not entered into any agreements with the Directors of any special compensation in relation to retirement, resignation, change of control or other kinds of events that might lead to the Director leaving the Board of LiqTech International, Inc.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2023.

Name	Fees earned or paid in cash (1)($)	Stock Awards (2)($)	Option awards (3)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark Vernon (3)	31,500	73,500	-	-	-	-	105,000
Alexander Buehler	47,250	36,750					84,000
Peyton Boswell	33,668	36,750	-	-	-	-	70,418
Richard Meeusen	46,832	-	-	-	-	-	46,832
Martin Kunz (4)	15,750	36,750					52,500

(1)
Our independent directors are entitled to cash compensation of $31,500 per year, the Chairman of our Board is entitled to an additional $31,500 per year, the Chairman of our Audit Committee is entitled to an additional $11,000 per year and the Chairman of our Compensation Committee is entitled to an additional $6,500 per year.

(2)
These amounts represent the aggregate grant date fair value for stock awards granted in 2023, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

(3)	Mr. Vernon left the board in June 2023.

(4)	Mr. Kunz joined the board in June 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 29, 2024, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers”  (as defined in the section titled “Executive Compensation — Summary Compensation Table”) individually, (ii) all directors and executive officers as a group, and (iii) each person known to us to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Alexander Buehler	393,653	6.8%
Fei Chen	99,187	1.7
Peyton Boswell	82,677	1.4
Richard Meeusen	27,517	*
Martin Kunz	-	*
Phillip Massie Price	-	*
All executive officers and directors as a group (7 persons)	614,966	10.6%

5% Shareholders:
Bleichroeder LP (4)	580,153	9.99%
Laurence W. Lytton (5)	580,153	9.99%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech Holding A/S, Industriparken 22C, DK-2750 Ballerup, Denmark.

(2)	Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of April 29, 2024. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 5,807,340 shares issued and outstanding as of April 30, 2024.

(4)	Bleichroeder LP is deemed to be the beneficial owner of 580,153 shares, or 9.99%, of the common stock outstanding. The 580,153 shares include 557,110 shares of Common Stock and 23,043 shares of Common Stock issuable upon exercise of warrants. In accordance with the Warrant Agreement, exercise of the warrants is subject to a Beneficial Ownership Limitation (as defined in the agreement) of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise. If there was no 9.99% limit on the exercise of warrants, Bleichroeder LP would be deemed to be the beneficial owner of 4,094,618 shares of Common Stock, representing 43.8% of the outstanding shares of Common Stock.

(5)	Laurence W. Lytton is deemed to be the beneficial owner of 580,153 shares, or 9.99%, of the common stock outstanding. The 580,153 shares include 414,524 shares of Common Stock and 165,629 shares of Common Stock issuable upon exercise of warrants. In accordance with the Warrant Agreement, exercise of the warrants is subject to a Beneficial Ownership Limitation (as defined in the agreement) of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise. If there was no 9.99% limit on the exercise of warrants, Laurence W. Lytton would be deemed to be the beneficial owner of 1,919,524 shares of Common Stock, representing 26.3% of the outstanding shares of Common Stock.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of the Company.

The following table provides information, as of December 31, 2023, regarding the number of shares of Company common stock that may be issued from outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	-	-	396,111	(1)
Total	-		396,111	(1)

(1) On November 17, 2022, The Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes future awards of up to 1,000,000 additional shares of Common Stock. On December 31, 2023, there were 396,111 shares of Common Stock available for future issuance under the 2022 Plan.

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

From January 1, 2023 through the date of this Annual Report on Form 10-K/A, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, or 1% of the average of our total assets at year-end for the last two completed fiscal years, must first be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our Audit Committee any such related-party transaction. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

Our independent public accounting firm is Sadler, Gibb & Associates, LLC, Draper, UT, PCAOB Auditor ID PCAOB ID NO: 3627. The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2023 and 2022 and for the review of our quarterly financial statements were $173,500 and $169,000, respectively. Our auditors did not provide any tax compliance, planning services, audit-related services, or other services for the Company other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2023.

Item 15.	Exhibits, Financial Statement Schedules

(b)           Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of November 13, 2023	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

4.4	Form of Pre-Funded Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.5	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 17, 2022

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 27. 2022

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on October 19, 2023

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Form of Securities Purchase Agreement, by and among the Company and the purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.3	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.4	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 5, 2019

10.5	Form of Exchange Agreement	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on August 20, 2021

10.6	Lease Agreement for the China Premises	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on September 28, 2021

10.7	Executive Services Agreement by and between Liqtech Holding A/S and Simon Stadil	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on November 30, 2021

10.8	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to the Company’s Form S-8 as filed with the SEC on January 27, 2014

10.9	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.10	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.11	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 24, 2022

10.12	Form of Allonge No. 1	Included in Exhibit 10.10

10.13*	Executive Services Agreement, dated July 26, 2022, by and between LiqTech Holdings A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2022

10.14*	LiqTech International, Inc. 2022 Equity Incentive Plan	Incorporated by reference to Annex A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act filed with the SEC on October 3, 2022

10.15	Exclusivity Agreement for Collaboration, Marketing and Deployment of Products and Associated Services, dated November 11, 2022, by and between the Company and NESR	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 17, 2022

10.15*	Employment Contract, dated January 28, 2022, by and between LiqTech Holdings A/S and Phillip Massie Price	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024

10.16*	Addendum to Employment Contract, dated March 20, 2024, by and between LiqTech Holdings A/S and Phillip Massie Price	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024

21.1	List of Subsidiaries	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

23.1	Consent of Sadler, Gibb	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

97.1	Clawback Policy	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

101. LAB	Inline XBRL Taxonomy Label Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

101. PRE	Inline XBRL Extension Presentation Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 22, 2024.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: April 29, 2024
	By:	/s/ Fei Chen
Fei Chen Chief Executive Officer and Principal Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Alexander Buehler	Chairman of the Board of Directors	April 29, 2024
Alexander Buehler

/s/ Fei Chen	President, Chief Executive Officer, Principal Executive Officer and Director	April 29, 2024
Fei Chen

/s/ Phillip Massie Price	Interim Chief Financial Officer, Principal Financial and Accounting Officer	April 29, 2024
Phillip Massie Price

/s/ Peyton Boswell	Director	April 29, 2024
Peyton Boswell

/s/ Richard Meeusen	Director	April 29, 2024
Richard Meeusen

/s/ Martin Kunz	Director	April 29, 2024
Martin Kunz