Form 10-Q
period 2024-03-31
LIQTECH INTERNATIONAL INC
filed 2024-05-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2024

or

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

As of May 14, 2024, there were 5,807,340 shares of common stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2024

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

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future political, legislative, economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This is especially underlined by the potential impacts from the prevailing macro-economic uncertainty on the Company, including the related effects to our business operations, results of operations, cash flows, and financial position. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$7,726,213	$10,422,181
Accounts receivable, net of allowance for doubtful accounts of $169,522 and $134,912 at March 31, 2024 and December 31, 2023, respectively	2,707,173	3,171,047
Inventories, net of allowance for excess and obsolete inventory of $792,354 and $867,458 at March 31, 2024 and December 31, 2023, respectively	5,509,889	5,267,816
Contract assets	2,848,985	2,891,744
Prepaid expenses and other current assets	618,861	337,391

Total Current Assets	19,411,121	22,090,179

Long-Term Assets:
Property and equipment, net of accumulated depreciation of $12,085,314 and $11,828,200 at March 31, 2024 and December 31, 2023, respectively	7,285,707	9,007,166
Operating lease right-of-use assets	3,832,318	4,055,837
Deposits and other assets	522,027	470,349
Intangible assets, net of accumulated amortization of $572,142 and $558,555 at March 31, 2024 and December 31, 2023, respectively	86,284	114,593
Goodwill	228,611	233,723

Total Long-Term Assets	11,954,947	13,881,668

Total Assets	$31,366,068	$35,971,847

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,163,172	$2,444,653
Accrued expenses	2,969,685	3,550,542
Current portion of finance lease obligations	445,726	590,550
Current portion of operating lease liabilities	500,613	531,355
Contract liabilities	553,985	382,647

Total Current Liabilities	6,633,181	7,499,747

Deferred tax liability	84,470	101,059
Finance lease obligations, net of current portion	1,943,609	2,879,932
Operating lease liabilities, net of current portion	3,333,295	3,527,082
Senior promissory notes payable, less current portion	4,834,051	4,688,011

Total Long-term Liabilities	10,195,425	11,196,084

Total Liabilities	16,828,606	18,695,831

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock; par value $0.001, 50,000,000 shares authorized, 5,807,340 and 5,727,310 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,807	5,727
Additional paid-in capital	98,989,598	98,796,357
Accumulated deficit	(78,310,475)	(75,922,180)
Accumulated other comprehensive loss	(6,147,468)	(5,603,888)

Total Stockholders' Equity	14,537,462	17,276,016

Total Liabilities and Stockholders' Equity	$31,366,068	$35,971,847

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023

Revenue	$4,235,344	$4,011,519
Cost of goods sold	3,964,242	3,620,177

Gross Profit	271,102	391,342

Operating Expenses:
Selling expenses	517,579	1,182,435
General and administrative expenses	1,544,731	1,058,949
Research and development expenses	254,812	342,619

Total Operating Expense	2,317,122	2,584,003

Loss from Operations	(2,046,020)	(2,192,661)

Other Income (Expense)
Interest and other income	69,086	51,673
Interest expense	(71,719)	(12,001)
Amortization of discount on convertible note	(146,040)	(84,528)
Gain (Loss) on currency transactions	255,536	(166,278)
Gain (Loss) on sale of property and equipment	(463,577)	-

Total Other Income (Expense)	(356,714)	(211,134)

Loss Before Income Taxes	(2,402,734)	(2,403,795)

Income Tax Benefit	(14,439)	(14,292)

Net Loss	$(2,388,295)	$(2,389,503)

Basic and Diluted Loss Per Share	$(0.41)	$(0.42)

Basic and Diluted Weighted Average Common Shares Outstanding	5,804,702	5,653,574

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023

Net Loss	(2,388,295)	(2,389,503)

Other Comprehensive Income - Currency Translation, Net	(543,580)	408,596

Total Comprehensive Loss	$(2,931,875)	$(1,980,907)

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the periods ended March 31, 2024 and March 31, 2023

			Additional	Accumu-	Accumulated Other
	Common Stock		Paid-in	lated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	TOTAL
BALANCE, December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016

Common stock issued in settlement of RSUs	110,028	110	(110)	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	30	-	-	-

Stock-based compensation	-	-	193,321	-	-	193,321

Currency translation, net	-	-	-	-	(543,580)	(543,580)

Net Loss	-	-	-	(2,388,295)	-	(2,388,295)

BALANCE, March 31, 2024	5,807,340	5,807	98,989,598	(78,310,475)	(6,147,468)	14,537,462

BALANCE, December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

Common stock issued in settlement of RSUs	160,670	161	(161)	-	-	-

Stock-based compensation	-	-	157,173	-	-	157,173

Currency translation, net	-	-	-	-	408,596	408,596

Net Loss	-	-	-	(2,389,503)	-	(2,389,503)

BALANCE, March 31, 2023	5,658,930	5,659	97,132,488	(69,740,538)	(5,911,971)	21,485,638

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(2,388,295)	$(2,389,503)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	541,375	617,932
Amortization of discount on convertible notes payable	146,040	84,528
Stock-based compensation	193,321	157,173
Amortization of right-of-use assets	135,382	138,699
Change in deferred tax asset / liability	(14,439)	(14,292)
Loss on sale of equipment	463,577	-
Changes in assets and liabilities:
Accounts receivable	396,168	(379,330)
Inventory	(358,764)	(283,157)
Contract assets	(20,565)	(151,812)
Prepaid expenses and other current assets	(350,048)	(336,388)
Accounts payable	(231,373)	791,702
Accrued expenses	(513,197)	(433,045)
Operating lease liabilities	(136,339)	(138,699)
Contract liabilities	180,456	48,755
Assets held for sale	-	2,136

Net Cash used in Operating Activities	(1,956,701)	(2,285,301)

Cash Flows from Investing Activities:
Purchase of property and equipment	(389,443)	(87,470)
Proceeds from sale of property and equipment	941,230	-

Net Cash provided by (used in) Investing Activities	551,787	(87,470)

Cash Flows from Financing Activities:
Payments on finance lease obligation	(1,009,437)	(98,945)

Net Cash used in Financing Activities	(1,009,437)	(98,945)

Effect of Foreign Currency exchange on cash	(281,617)	184,278

Net change in Cash and Restricted Cash	(2,695,968)	(2,287,438)

Cash and Restricted Cash at Beginning of Period	10,422,181	16,597,371

Cash and Restricted Cash at End of Period	$7,726,213	$14,309,933

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$69,610	$(41,506)
Income Taxes	-	-

Non-cash financing activities
Financed purchases of property and equipment	$77,988	$-

The accompanying notes are an integral part of these unaudited financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The condensed consolidated financial statements include the accounts of LiqTech International, Inc., (the “Company”) and its subsidiaries. The terms "Company", “us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below in Item 2, management's discussion and analysis section. The Company engages in the development, design, production, marketing and sale of automated filtering systems, ceramic silicon carbide membrane applications and diesel particulate air filters in North America, Europe, Asia, Australia, and South America.

These interim consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year and are unaudited. In the opinion of management, all adjustments consisting of a normal recurring nature, necessary for a fair presentation have been included.

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

Functional Currency / Foreign Currency translation – The functional currency of LiqTech International, Inc., LiqTech USA, Inc. and LiqTech NA is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects and LiqTech Emission Control is the Danish Krone (“DKK”); and the functional currency of LiqTech China is the Renminbi (“RMB”). The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the three months ended March 31, 2024 and 2023. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Restricted Cash – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company held $920,525 and $941,361, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of products.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At March 31, 2024 and December 31, 2023 the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

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

The roll-forward of the allowance for doubtful accounts for the periods ended March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Allowance for doubtful accounts at the beginning of the period	$134,912	$59,559
Bad debt expense	37,717	82,066
Receivables written off during the periods	-	(10,298)
Effect of currency translation	(3,107)	3,585
Allowance for doubtful accounts at the end of the period	$169,522	$134,912

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

Leases – The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also includes prepaid lease payments reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, for which the Company will reflect the change when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

Long-lived Assets – The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in its use of the assets. The Company measures the recoverability of assets that will continue to be used in its operations by comparing the carrying value of the asset grouping to its estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value.

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

Revenue Recognition – The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company sells products throughout the world, and sales by geographical region are as follows for the three months ended March 31, 2024 and 2023:

			For the Three months
	% Distribution		Ended March 31,
	2024	2023	2024	2023
Americas	28%	9%	$1,197,197	$333,530
Asia-Pacific	8%	11%	342,961	451,895
Europe	63%	77%	2,650,915	3,099,785
Middle East & Africa	1%	3%	44,271	126,309
	100%	100%	$4,235,344	$4,011,519

The Company’s sales by product line are as follows for the three months ended March 31, 2024 and 2023:

			For the Three Months
	% Distribution		Ended March 31,
	2024	2023	2024	2023
Water	37%	36%	$1,548,666	$1,434,919
Ceramics	42%	35%	1,806,336	1,409,372
Plastics	21%	29%	880,342	1,167,228
Corporate	-%	-%	-	-
	100%	100%	$4,235,344	$4,011,519

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro, Denmark. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross margin. This second performance obligation is recognized as revenue at the time the commissioning services are rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as a Contract liability.

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

The roll-forward of Contract assets / liabilities for the periods ended March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Cost incurred	$3,492,545	$3,225,728
Unbilled project deliveries	547,047	582,557
VAT	184,150	329,980
Other receivables	173,945	92,619
Prepayments	(2,026,550)	(1,688,427)
Deferred Revenue	(76,137)	(33,360)
	$2,295,000	$2,509,097

Distributed as follows:
Contract assets	$2,848,985	$2,891,744
Contract liabilities	(553,985)	(382,647)
	$2,295,000	$2,509,097

Advertising Cost – Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in sales expenses, and total advertising costs for the three-month periods ended March 31, 2024 and 2023 were $13,821 and $32,599, respectively.

Research and Development Cost – The Company expenses research and development costs as incurred. Included in operating expense for the three-month periods ended March 31, 2024 and 2023 were research and development costs of $254,812 and $342,619, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, other receivables, prepaid expenses, accounts payable, accrued expenses, and senior promissory notes payable approximate their recorded values due to their short-term maturities.

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

We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to restore profitability and raise capital as needed. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, reduce operating costs, forego future development and other opportunities, or even terminate our operations.

As of March 31, 2024, the Company had cash and cash equivalents of $7,726,213, net working capital of $12,777,940, an accumulated deficit of $78,310,475, and total assets and liabilities of $31,366,068 and $16,828,606, respectively.

NOTE 3 - INVENTORY

Inventory consisted of the following on March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Furnace parts and supplies	$53,969	$55,177
Raw materials	3,253,365	3,301,526
Work in process	1,415,130	1,271,458
Finished goods and filtration systems	1,579,779	1,507,113
Reserve for obsolescence	(792,354)	(867,458)
Net Inventory	$5,509,889	$5,267,816

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

During the three months ended March 31, 2024, cash paid for amounts included for the measurement of finance lease liabilities was $1,088,658, and the Company recorded finance lease expenses in other income (expenses) of $56,428.

During the three months ended March 31, 2024, cash paid for amounts included for the measurement of operating lease liabilities was $203,886, and the Company recorded operating lease expense of $202,929.

Supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$3,832,318	$4,055,837

Operating lease liabilities – current	$500,613	$531,355
Operating lease liabilities – long-term	3,333,295	3,527,082
Total operating lease liabilities	$3,833,908	$4,058,437

Finance leases:
Property and equipment, at cost	$4,008,672	$5,443,287
Accumulated depreciation	(942,430)	(877,578)
Property and equipment, net	$3,066,242	$4,565,709

Finance lease liabilities – current	$445,726	$590,550
Finance lease liabilities – long-term	1,943,609	2,879,932
Total finance lease liabilities	$2,389,335	$3,470,482

Weighted average remaining lease term:
Operating leases	8.1	8.3
Finance leases	3.9	4.3

Weighted average discount rate:
Operating leases	6.7%	6.7%
Finance leases	5.5%	6.0%

Maturities of lease liabilities at March 31, 2024 were as follows:

	Operating Lease	Finance Lease
2024 (remaining 9 months)	$567,016	$441,565
2025	687,527	584,993
2026	677,000	549,384
2027	677,000	1,062,543
2028	553,994	75,437
Thereafter	1,770,905	127,162
Total payment under lease agreements	4,933,442	2,841,084
Less imputed interest	(1,099,534)	(451,749)
Total lease liability	$3,833,908	$2,389,335

NOTE 5 - LINES OF CREDIT

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we have a guaranteed credit line of EUR 850,000 (approximately $905,000) secured by a cash deposit. As of March 31, 2024, the Company no longer has any outstanding working guarantees issued to customers against this credit line.

NOTE 6 – LONG-TERM DEBT

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

The components of notes payable are as follows:

	March 31, 2024	December 31, 2023
Senior Promissory Notes	$6,000,000	6,000,000
Less: unamortized debt discount	(1,165,949)	(1,311,989)
Senior Promissory Notes payable	$4,834,051	$4,688,011

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	4,834,051	4,688,011
Senior Promissory Notes payable	$4,834,051	$4,688,011

For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $0 and $0, respectively, and $146,040 and $84,528, respectively on the Senior Promissory Notes related to the amortization of debt issuance costs.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Balance at January 1	$629,100	$898,072
Warranty costs charged to cost of goods sold	47,455	115,401
Utilization charges against reserve	-	(408,234)
Foreign currency effect	(13,955)	23,861
Balance at the end of the period	$662,600	$629,100

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

As of March 31, 2024, the Company had 405,298 RSUs, 3,390,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock

As of March 31, 2023, the Company had 354,114 RSUs, 3,390,008 prefunded warrants, and 560,096 warrants, all exercisable for shares of Common Stock

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of common stock, $0.001 par value (“Common Stock”). As of March 31, 2024 and 2023, respectively, there were 5,807,340 and 5,658,930 shares of Common Stock issued and outstanding.

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

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of March 31, 2024, there were no preferred shares issued and outstanding.

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

As a result of the reverse stock split, an amount equal to the decreased value of Common Stock was reclassified from “Common Stock” to “Additional Paid-in Capital.”

Stock Issuances

Since  January 1, 2024, the Company has made the following issuances of Common Stock:

On January 3, 2024, the Company issued 24,500 shares of Common Stock to settle RSUs. The RSUs were valued at $73,500 for services provided by the Board of Directors in 2023. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2023.

On January 3, 2024, the Company issued 85,528 shares of Common Stock to settle RSUs. The RSUs were valued at $289,672 for services provided by management in 2023. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2023. In connection with the issuance, 29,998 shares of Common Stock, with a total value of $102,567, were retired to settle tax withholdings associated with stock-based compensation.

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

The following is a summary of the periodic changes in warrants outstanding for the three months ended March 31, 2024 and 2023:

	2024	2023
Warrants outstanding at January 1	5,021,354	4,490,104
Warrants issued in connection with public offering and private placement	-	-
Exercises and conversions	-	-
Warrants outstanding at March 31	5,021,354	4,490,104

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At March 31, 2024, 52,082 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At March 31, 2024, 353,216 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $193,321 and $157,174 for the three-month periods ended March 31, 2024 and 2023, respectively. On March 31, 2024, the Company had $1,198,062 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of March 31, 2024 and changes during the period are presented below:

	March 31, 2024
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2023	314,461	$3.46	$-
Granted	298,967	3.51	-
Vested and settled with share issuance	(110,028)	(3.30)	-
Forfeited	(98,102)	(3.54)
Outstanding, March 31, 2024	405,298	$3.52	$-

NOTE 10 - SIGNIFICANT CUSTOMERS / CONCENTRATION / DISAGGREGATED REVENUE

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months
	Ended March 31,
	2024	2023
Customer A	22%	*	%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	March 31, 2024		December 31, 2023
Customer B	20%		22%
Customer C	*	%	13%

* Zero or less than 10%

As of March 31, 2024, approximately 97% of the Company’s assets were located in Denmark, 1% were located in the U.S., and 2% were located in China. As of December 31, 2023, approximately 98% of the Company’s assets were located in Denmark, 0% were located in the U.S., and 2% were located in China.

NOTE 11 – SEGMENT REPORTING

The Company operates in three segments: Water, Ceramics and Plastics.

Segment information for the business areas is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Revenue
Water	$1,548,666	$1,434,919
Ceramics	1,806,336	1,409,372
Plastics	880,342	1,167,228
Corporate	-	-
Total consolidated Revenue	4,235,344	4,011,519

	For the Three Months Ended
	March 31,
	2024	2023
Income (Loss)
Water	$(434,488)	$(463,475)
Ceramics	(978,673)	(561,684)
Plastics	(273,768)	(66,061)
Other	(701,366)	(1,298,283)
Total consolidated Loss	(2,388,295)	(2,389,503)

	As of
Total Assets	March 31, 2024	December 31, 2023
Water	$9,265,195	$9,432,991
Ceramics	13,080,143	14,550,872
Plastics	875,450	759,745
Other	8,145,280	11,228,239
Total consolidated Assets	$31,366,068	$35,971,847

NOTE 12 - SUBSEQUENT EVENTS

None

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2024 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The following table sets forth our revenues, expenses and net loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
					Period to Period Change
	2024	As a % of Sales	2023	As a % of Sales	Variance	Percent %
Revenue	4,235,344	100.0%	4,011,519	100.0%	223,825	5.6%
Cost of goods sold	3,964,242	93.6	3,620,177	90.2	344,065	9.5
Gross Profit	271,102	6.4	391,342	9.8	(120,240)	(30.7)

Operating Expenses
Selling expenses	517,579	12.2	1,182,435	29.5	(664,856)	(56.2)
General and administrative expenses	1,544,731	36.5	1,058,949	26.4	485,782	45.9
Research and development expenses	254,812	6.0	342,619	8.5	(87,807)	(25.6)
Total Operating Expenses	2,317,122	54.7	2,584,003	64.4	(266,881)	(10.3)

Loss from Operation	(2,046,020)	(48.3)	(2,192,661)	(54.7)	146,641	(6.7)

Other Income (Expense)
Interest and other income	69,086	1.6	51,673	1.3	17,413	33.7
Interest (expense)	(71,719)	(1.7)	(12,001)	(0.3)	(59,718)	497.6
Amortization discount, convertible note	(146,040)	(3.4)	(84,528)	(2.1)	(61,512)	72.8
Gain (loss) on currency transactions	255,536	6.0	(166,278)	(4.1)	421,814	(253.7)
Gain (loss) on sale of fixed assets	(463,577)	(10.9)	-	-	(463,577)	-
Total Other Income (Expense)	(356,714)	(8.4)	(211,134)	(5.3)	(145,580)	69.0

Loss Before Income Taxes	(2,402,734)	(56.7)	(2,403,795)	(59.9)	1,061	0.0
Income Tax Benefit	(14,439)	(0.3)	(14,292)	(0.4)	(147)	1.0

Net Loss	(2,388,295)	(56.4)	(2,389,503)	(59.6)	1,208	(0.1)

Revenue

Revenue for the three months ended March 31, 2024 was $4,235,344 compared to $4,011,519 for the same period in 2023, representing an increase of $223,825 or 6%. The favorable change was attributable to an increase in sales of DPFs and ceramic membranes of $396,964 and an increase in deliveries of liquid filtrations systems and aftermarket sales of $113,747, partly offset by a decline in plastics products of $286,886. The uptick in DPFs and ceramic membranes sales was attributed to focused sales efforts beginning from late 2023 that generated elevated activity in the current year. The increase in liquid filtration system sales was mainly attributed to the delivery of an oil & gas pilot system to North America, albeit offset by reduced deliveries of marine orders. The decline in plastic products relates solely to a large one-off sale that was recorded in 2023, without recurrence in the current year.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $271,102 (or 6.4% gross margin) compared to gross profit of $391,342 (or 9.8% gross margin) for the same period in 2023, representing a decrease of $120,240, or 31%, and a decrease in gross margin of 3.4 percentage points. This decline in gross profit can be attributed to the revenue mix. Specifically, the deployment of the containerized oil & gas pilot system contributed to lower-than-usual margins, reflecting a strategic decision aimed at demonstrating and documenting the efficiency of our technology. Furthermore, both efforts to strengthen the workforce to accommodate growth and the hedge against the cost of energy and critical raw materials contributed to the decline. The decline in gross profit was partly offset by decreased depreciation as well as continued initiatives aimed at optimizing manufacturing processes which have improved profitability within DPF and ceramic membrane production. Included in the gross profit was depreciation of $451,644 and $614,592 for the three months ended March 31, 2024, and 2023, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2024 were $2,317,122, representing a decrease of $266,881, or 10%, compared to $2,584,003 for the same period in 2023.

Selling expenses for the three months ended March 31, 2024 were $517,579 compared to $1,182,435 for the same period in 2023, representing a decrease of $664,856, or 56%. The decrease in selling expenses is mainly explained by the release of bonus provisions for 2023, as well as reductions in travel costs, marketing expenses, and expenses related to external sales consultancy services. Furthermore, the comparable period in 2023 was affected by bonus payouts, which was partially offset by the release of bonus provisions classified as general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2024 were $1,544,731 compared to $1,058,949 for the same period in 2023, representing an increase of $485,782, or 46%. The comparable period in 2023 was affected by the release of bonus provisions, whereas the actual bonus payouts were classified as selling expenses. Furthermore, the change was attributable to increased legal expenses, insurance costs, and recruitment expenses associated with the CFO transition for the three months ended March 31, 2024. Included in general and administrative expenses were non-cash compensation of $193,321 and $157,173 for the three months ended March 31, 2024 and 2023, respectively.

The following is a summary of non-cash compensation:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Compensation for vesting of restricted stock awards issued to the Board of Directors	$55,125	$51,124
Compensation for vesting of restricted stock awards issued to management	138,196	106,049
Total Non-Cash Compensation	$193,321	$157,173

Research and development expenses for the three months ended March 31, 2024 were $254,812 compared to $342,619 for the same period in 2023, representing a decrease of $87,807, or 26%. The change is attributable to more focused R&D efforts with fewer ongoing projects combined with a decrease in the average number of employees engaged in research and development activities, as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other Income (Expenses) for the three months ended March 31, 2024 was $(356,714) compared to $(211,134) for the comparable period in 2023, representing a decrease of $145,580, or 69%. The decrease was attributable to the non-cash loss associated with the sale of fixed assets and increased interest expenses incurred due to the acquisition of leased equipment throughout the remaining financial year of 2023. Additionally, we incurred increased amortization cost due to the extension of the maturity date for the senior promissory notes, with additional warrants issued as consideration for the extension. The decrease in Other Income (Expenses) was offset by a gain on currency transactions due to the EUR/DKK depreciation against the USD during the period.

Net Loss

Net loss for the three months ended March 31, 2024 was $(2,388,295) compared to $(2,389,503) for the comparable period in 2023, representing a reduction in net loss of $1,208.

The change was primarily attributable to savings in operation expenses of $266,881, offset by a decrease in gross profit of $120,240, the non-cash loss on sale of fixed assets, and increased interest expenses and amortization costs.

Liquidity and Capital Resources

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

The Company has historically satisfied its capital and liquidity requirements through offerings of equity instruments, internally generated cash from operations and our available lines of credit. On March 31, 2024, we had cash of $7,726,213 and net working capital of $12,777,940, and on December 31, 2023, we had cash of $10,442,181 and net working capital of $14,590,432. On March 31, 2024, our net working capital had decreased by $1,812,492 compared to December 31, 2023, mainly as a result of a reduction in cash and cash equivalents.

In connection with certain orders, we provide the customer a working guarantee, a prepayment guarantee or a security bond. For that purpose, we maintain a guaranteed credit line of EUR 850,000 (approximately $905,000). The credit line is secured by a cash deposit.

Going Concern and Management’s Plans

The financial statements included herein for the period ended March 31, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2024, we had cash and cash equivalents of $7,726,213, net working capital of $12,777,940, an accumulated deficit of $78,310,475, and total assets and liabilities of $31,366,068 and $16,828,606, respectively. We have incurred losses from continuing operations, used cash in our continuing operations, and remain dependent on external financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash Flows

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Cash flows from operating activities for the period ending March 31, 2024 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows from operating activities for the three months ended March 31, 2024 were $(1,956,701), representing an improvement of $328,600 compared to cash flows from operating activities of $(2,285,301) for the three months ended March 31, 2023. The cash flows from operating activities for the period consists mainly of the net loss of $(2,388,295) adjusted for depreciation and other non-cash-related items of $1,465,256 as well as a reduction in accrued expenses of $513,197 due to a reduction in accrued payroll, partly offset by a decrease in accounts receivable of $396,168 as a result of effective collection efforts.

Cash flows from investing activities were $551,787 for the three months ended March 31, 2024 as compared to $(87,470) for the three months ended March 31, 2023, representing an improvement of $639,257. The investing activities include proceeds from the sales of production equipment in Ballerup, offset by general purchases of production equipment to continue optimizing production throughput.

Cash flows from financing activities were $(1,009,437) for the three months ended March 31, 2024 compared to $(98,945) for the three months ended March 31, 2023, representing a decrease of $910,492. The decrease was mainly driven by the repayment of lease agreements in connection with the sales of production equipment in Ballerup as mentioned above.

Off Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024, were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 22, 2024, for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2023 hired additional employees into the finance department, and the Company implemented a new ERP system along with other IT programs to help reinforce its controls and processes, and these investments are an important step in the remediation of the material weaknesses. During 2022, the Company introduced an updated Delegation of Authority, with the overall purpose to provide clarity for all employees on the extent to which they can commit the Company and at the same time provide the Company with assurance that decisions about agreements are made by the appropriate functions and employees. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Insider Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: May 14, 2024	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2024	/s/ Phillip Massie Price
Phillip Massie Price, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)