Form 10-Q
period 2024-06-30
LIQTECH INTERNATIONAL INC
filed 2024-08-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, there were 5,819,272 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2024

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

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Our dependence on corporate or government funding for emissions control programs;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	Exposure to potentially adverse tax consequences;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to, or find it difficult to, enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations and evolving disclosure requirements;

●	The potential negative impact of more stringent environmental laws and regulations, along with evolving disclosure requirements, as governmental agencies seek to improve minimum standards; and

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$5,489,776	$10,422,181
Accounts receivable, net	2,804,625	3,171,047
Inventories, net	5,620,247	5,267,816
Contract assets	2,878,573	2,891,744
Prepaid expenses and other current assets	389,181	337,391

Total Current Assets	17,182,402	22,090,179

Long-Term Assets:
Property and equipment, net	6,935,852	9,007,166
Operating lease right-of-use assets	3,657,512	4,055,837
Deposits and other assets	517,123	470,349
Intangible assets, net	60,128	114,593
Goodwill	226,285	233,723

Total Long-Term Assets	11,396,900	13,881,668

Total Assets	$28,579,302	$35,971,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,813,943	$2,444,653
Accrued expenses	3,189,439	3,550,542
Current portion of finance lease liabilities	446,425	590,550
Current portion of operating lease liabilities	476,298	531,355
Contract liabilities	333,505	382,647

Total Current Liabilities	6,259,610	7,499,747

Deferred tax liability	69,535	101,059
Finance lease liabilities, net of current portion	1,809,424	2,879,932
Operating lease liabilities, net of current portion	3,181,843	3,527,082
Notes payable, net	4,984,642	4,688,011

Total Long-term Liabilities	10,045,444	11,196,084

Total Liabilities	16,305,054	18,695,831

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock; par value $0.001, 50,000,000 shares authorized, 5,819,272 and 5,727,310 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,819	5,727
Additional paid-in capital	99,051,263	98,796,357
Accumulated deficit	(80,422,175)	(75,922,180)
Accumulated other comprehensive loss	(6,360,659)	(5,603,888)

Total Stockholders’ Equity	12,274,248	17,276,016

Total Liabilities and Stockholders’ Equity	$28,579,302	$35,971,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$4,485,062	$4,990,019	$8,720,406	$9,001,538
Cost of goods sold	3,767,851	3,827,491	7,732,093	7,447,668

Gross Profit	717,211	1,162,528	988,313	1,553,870

Operating Expenses:
Selling expenses	855,122	1,028,225	1,372,701	2,210,660
General and administrative expenses	1,541,316	1,377,483	3,086,047	2,436,432
Research and development expenses	407,292	359,784	662,104	702,403

Total Operating Expenses	2,803,730	2,765,492	5,120,852	5,349,495

Loss from Operations	(2,086,519)	(1,602,964)	(4,132,539)	(3,795,625)

Other Income (Expense)
Interest and other income	45,744	116,545	114,830	168,218
Interest expense	(29,290)	(45,898)	(101,009)	(57,899)
Amortization of debt discount	(150,591)	(86,790)	(296,631)	(171,318)
Gain (loss) on currency transactions	84,462	49,494	339,998	(116,784)
Gain (loss) on disposal of property and equipment	10,344	-	(453,233)	-

Total Other Income (Expense)	(39,331)	33,351	(396,045)	(177,783)

Loss Before Income Taxes	(2,125,850)	(1,569,613)	(4,528,584)	(3,973,408)

Income tax benefit	14,150	14,321	28,589	28,613

Net Loss	$(2,111,700)	$(1,555,292)	$(4,499,995)	$(3,944,795)

Loss Per Common Share – Basic and Diluted	$(0.36)	$(0.27)	$(0.77)	$(0.70)

Weighted-Average Common Shares Outstanding – Basic and Diluted	5,808,127	5,660,007	5,806,480	5,656,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Loss	(2,111,700)	(1,555,292)	(4,499,995)	(3,944,795)

Gain (loss) on foreign currency translation	(213,191)	(99,792)	(756,771)	308,804

Total Comprehensive Loss	$(2,324,891)	$(1,655,084)	$(5,256,766)	$(3,635,991)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional	Accumu-	Accumulated Other	Total
	Common Stock		Paid-in	lated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016

Common stock issued in settlement of RSUs	110,028	110	(110)	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	30	-	-	-

Stock-based compensation	-	-	193,321	-	-	193,321

Loss on foreign currency translation	-	-	-	-	(543,580)	(543,580)

Net loss	-	-	-	(2,388,295)	-	(2,388,295)

Balance at March 31, 2024	5,807,340	5,807	98,989,598	(78,310,475)	(6,147,468)	14,537,462

Common stock issued in settlement of RSUs	11,932	12	(12)	-	-	-

Tax withholdings paid related to stock-based compensation	-	-	(104,940)	-	-	(104,940)

Stock-based compensation	-	-	166,617	-	-	166,617

Loss on foreign currency translation	-	-	-	-	(213,191)	(213,191)

Net loss	-	-	-	(2,111,700)	-	(2,111,700)

Balance at June 30, 2024	5,819,272	5,819	99,051,263	(80,422,175)	(6,360,659)	12,274,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional	Accumu-	Accumulated Other	Total
	Common Stock		Paid-in	lated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

Common Stock issued in settlement of RSUs	160,670	161	(161)	-	-	-

Stock-based compensation	-	-	157,173	-	-	157,173

Gain on foreign currency translation	-	-	-	-	408,596	408,596

Net loss	-	-	-	(2,389,503)	-	(2,389,503)

Balance at March 31, 2023	5,658,930	5,659	97,132,488	(69,740,538)	(5,911,971)	21,485,638

Common Stock issued in settlement of RSUs	24,500	24	(24)	-	-	-

Fractional shares from individual shareholder round-up following reverse split	16,796	17	(17)	-	-	-
						-
Stock-based compensation	-	-	193,924	-	-	193,924

Loss on foreign currency translation	-	-	-	-	(99,792)	(99,792)

Net loss	-	-	-	(1,555,292)	-	(1,555,292)

Balance at June 30, 2023	5,700,226	5,700	97,326,371	(71,295,830)	(6,011,763)	20,024,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,499,995)	$(3,944,795)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,067,312	1,250,299
Amortization of discount on notes payable	296,631	171,318
Stock-based compensation	359,938	351,097
Amortization of right-of-use assets	271,926	279,983
Deferred taxes	(28,589)	(28,613)
Gain on disposal of property and equipment	453,233	-
Changes in assets and liabilities:
Accounts receivable	268,143	(606,781)
Inventories	(525,240)	(289,557)
Contract assets	(79,639)	(113,442)
Prepaid expenses and other current assets	(227,077)	(1,061,699)
Accounts payable	(562,014)	548,581
Accrued expenses	(263,144)	(135,214)
Operating lease liabilities	(273,833)	(279,983)
Contract liabilities	(37,331)	60,584
Assets held for sale	-	41,534

Net Cash used in Operating Activities	(3,779,679)	(3,756,688)

Cash Flows from Investing Activities:
Purchases of property and equipment	(612,090)	(290,468)
Proceeds from the disposal of property and equipment	945,261	-

Net Cash provided by (used in) Investing Activities	333,171	(290,468)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(1,115,153)	(200,095)

Net Cash used in Financing Activities	(1,115,153)	(200,095)

Effect of Foreign Currency exchange on cash	(370,744)	244,569

Net Change in Cash and Restricted Cash	(4,932,405)	(4,002,682)

Cash and Restricted Cash at Beginning of Period	10,422,181	16,597,371

Cash and Restricted Cash at End of Period	$5,489,776	$12,594,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$97,769	$81,192
Cash paid for income taxes	-	-

Non-cash financing activities
Financed purchases of property and equipment	$83,378	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of LiqTech International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 2 – LIQUIDITY AND GOING CONCERN ASSESSMENT

Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined by GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs, and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, management made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of June 30, 2024, the Company had cash and cash equivalents of $5,489,776, net working capital of $10,922,792, an accumulated deficit of $80,422,175, and total assets and liabilities of $28,579,302 and $16,305,054, respectively.

The Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the planned revenue growth, cost reductions, strategy, and profitability improvement measures, thus achieving profitable operations. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to accelerate growth, restore profitability, and raise capital as needed.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, reduce operating costs, forego future development and other opportunities, or even terminate our operations.

NOTE 3 – DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company operates in three reportable segments: Water, Ceramics and Plastics.

The Company sells products throughout the world, and sales by geographical region are as follows for the three and six months ended June 30, 2024 and 2023:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Americas	$329,711	$441,186	$1,526,908	$774,717
Asia-Pacific	92,535	650,095	435,496	1,101,989
Europe	3,285,925	3,119,496	5,936,840	6,219,282
Middle East & Africa	776,891	779,242	821,162	905,550
Total consolidated Revenue	$4,485,062	$4,990,019	$8,720,406	$9,001,538

The Company’s sales by segment are as follows for the three and six months ended June 30, 2024 and 2023:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Water	$1,870,625	$2,070,298	$3,419,291	$3,505,217
Ceramics	1,665,138	1,789,465	3,471,474	3,198,837
Plastics	949,299	1,127,455	1,829,641	2,294,683
Corporate	-	2,801	-	2,801
Total consolidated Revenue	$4,485,062	$4,990,019	$8,720,406	$9,001,538

The Company’s income and total assets segment are as follows:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2024	2023	2024	2023
Income (Loss)
Water	$(254,251)	$2,439	$(688,739)	$(461,036)
Ceramics	(340,160)	(439,090)	(1,318,834)	(1,000,774)
Plastics	(240,414)	(67,272)	(240,413)	(133,333)
Corporate	(1,276,875)	(1,051,369)	(1,978,241)	(2,349,652)
Total consolidated Loss	(2,111,700)	(1,555,292)	(4,499,995)	(3,944,795)

	As of
Total Assets	June 30, 2024	December 31, 2023
Water	$8,702,209	$9,432,991
Ceramics	13,060,929	14,550,872
Plastics	723,729	759,745
Corporate	6,092,435	11,228,239
Total consolidated Assets	$28,579,302	$35,971,847

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Trade accounts receivable	$3,016,377	$3,305,959
Allowance for doubtful accounts	(211,752)	(134,912)
Total accounts receivable, net	$2,804,625	$3,171,047

The roll-forward of the allowance for doubtful accounts for the periods ended June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Allowance for doubtful accounts at the beginning of the period	$134,912	$59,559
Bad debt expense	81,940	82,066
Receivables written off during the periods	-	(10,298)
Effect of currency translation	(5,100)	3,585
Allowance for doubtful accounts at the end of the period	$211,752	$134,912

NOTE 5 – INVENTORIES

Inventories consisted of the following on June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Furnace parts and supplies	$45,789	$55,177
Raw materials	3,329,036	3,301,526
Work in process	1,647,283	1,271,458
Finished goods and filtration systems	1,627,439	1,507,113
Reserve for obsolescence	(939,300)	(867,458)
Total inventories, net	$5,620,247	$5,267,816

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

The roll-forward of Contract assets and contract liabilities for the periods ended June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Cost incurred	$3,028,377	$3,225,728
Unbilled project deliveries	730,026	582,557
VAT	136,491	329,980
Other receivables	78,803	92,619
Prepayments	(1,407,098)	(1,688,427)
Deferred Revenue	(21,531)	(33,360)
	$2,545,068	$2,509,097

Distributed as follows:
Contract assets	$2,878,573	$2,891,744
Contract liabilities	(333,505)	(382,647)
	$2,545,068	$2,509,097

NOTE 7 – LEASES

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

During the six months ended June 30, 2024, cash paid for amounts included for the measurement of finance lease liabilities was $1,186,746, and the Company recorded finance lease expenses in other income (expenses) of $91,937.

During the six months ended June 30, 2024, cash paid for amounts included for the measurement of operating lease liabilities was $400,432, and the Company recorded operating lease expense of $398,544.

Supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$3,657,512	$4,055,837

Operating lease liabilities – current	$476,298	$531,355
Operating lease liabilities – long-term	3,181,843	3,527,082
Total operating lease liabilities	$3,658,141	$4,058,437

Finance leases:
Property and equipment, at cost	$3,967,874	$5,443,287
Accumulated depreciation	(1,016,026)	(877,578)
Property and equipment, net	$2,951,848	$4,565,709

Finance lease liabilities – current	$446,425	$590,550
Finance lease liabilities – long-term	1,809,424	2,879,932
Total finance lease liabilities	$2,255,849	$3,470,482

Weighted average remaining lease term:
Operating leases	7.8	8.3
Finance leases	3.6	4.3

Weighted average discount rate:
Operating leases	6.7%	6.7%
Finance leases	5.5%	6.0%

Maturities of lease liabilities at June 30, 2024 were as follows:

	Operating Leases	Finance Leases
2024 (remaining 6 months)	$361,787	$291,681
2025	680,530	579,039
2026	670,110	543,792
2027	670,110	1,051,729
2028	548,356	74,670
Thereafter	1,752,882	125,869
Total payment under lease agreements	4,683,775	2,666,780
Less imputed interest	(1,025,634)	(410,931)
Total lease liabilities	$3,658,141	$2,255,849

NOTE 8 – LONG-TERM DEBT

The components of notes payable are as follows:

	June 30, 2024	December 31, 2023
Senior Promissory Notes	$6,000,000	6,000,000
Less: unamortized debt discount	(1,015,358)	(1,311,989)
Senior Promissory Notes payable	$4,984,642	$4,688,011

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	4,984,642	4,688,011
Senior Promissory Notes payable	$4,984,642	$4,688,011

For the three months ended June 30, 2024 and 2023, the Company recognized interest expense of $0 and $0, respectively, and $150,591 and $86,790, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

For the six months ended June 30, 2024 and 2023, the Company recognized interest expense of $0 and $0, respectively, and $296,631 and $171,318, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

NOTE 9 – AGREEMENTS AND COMMITMENTS

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Balance at January 1	$629,100	$898,072
Warranty costs charged to cost of goods sold	85,835	115,401
Utilization charges against reserve	(13,946)	(408,234)
Foreign currency effect	(20,727)	23,861
Balance at the end of the period	$680,262	$629,100

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of common stock, $0.001 par value. As of June 30, 2024 and December 31, 2023, there were 5,819,272 and 5,727,310 shares of common stock issued and outstanding, respectively.

Stock Issuances

During the six months ended June 30, 2024, the Company has made the following issuances of common stock:

On January 3, 2024, the Company issued 24,500 shares of Common Stock to settle RSUs. The RSUs were valued at $73,500 for services provided by the Board of Directors in 2023. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2023.

On January 3, 2024, the Company issued 85,528 shares of Common Stock to settle RSUs. The RSUs were valued at $289,672 for services provided by management in 2023. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2023. In connection with the issuance, 29,998 shares of Common Stock, with a total value of $104,940, were retired to settle tax withholdings associated with stock-based compensation.

On June 24, 2024, the Company issued 11,932 shares of Common Stock to settle RSUs. The RSUs were valued at $36,750 for services provided by the Board of Directors from 2023 to 2024. The Company recognized the stock-based compensation of the award over the requisite service period from 2023 to 2024.

Warrants

The following is a summary of the periodic changes in warrants outstanding for the six months ended June 30, 2024 and 2023:

	2024	2023
Outstanding, December 31	5,021,354	4,490,104
Warrants issued in connection with public offering and private placement	-	-
Exercises and conversions	-	-
Outstanding, June 30	5,021,354	4,490,104

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At June 30, 2024, 52,082 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At June 30, 2024, 353,471 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $166,617 and $193,924 for the three-month periods ended June 30, 2024 and 2023, respectively. For the six months periods ended June 30, 2024, and 2023, respectively, the stock-based compensation related to share grants was $359,938 and $351,097. On June 30, 2024, the Company had $978,358 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of June 30, 2024 and changes during the period are presented below:

	June 30, 2024
	Number of units	Weighted Average Grant-Date Fair value	Aggregated Intrinsic Value

Outstanding, December 31, 2023	314,461	$3.46	$-
Granted	311,154	3.20	-
Vested and settled with share issuance	(121,960)	(3.28)	-
Forfeited	(98,102)	(3.54)	-
Outstanding, June 30, 2024	405,553	$3.30	$-

NOTE 11 – LOSS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the periods where there is a net loss, stock options, warrants and RSUs have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average number of shares of Common Stock used to calculate both basic and diluted net loss per common share is the same for the reported periods.

As of June 30, 2024, the Company had 405,553 RSUs, 3,930,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock.

As of June 30, 2023, the Company had 341,545 RSUs, 3,930,008 prefunded warrants, and 560,096 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2024		2023		2024		2023
Customer A	16%		*	%	*	%	*	%
Customer B	10%		*	%	*	%	*	%
Customer C	*	%	13%		*	%	*	%
Customer D	*	%	*	%	11%		*	%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	June 30, 2024	December 31, 2023
Customer D	20%	22%
Customer B	13%	* %
Customer E	* %	13%

* Zero or less than 10%

As of June 30, 2024, approximately 97% of the Company’s assets were located in Denmark, 1% were located in the U.S., and 2% were located in China. As of December 31, 2023, approximately 98% of the Company’s assets were located in Denmark, 0% were located in the U.S., and 2% were located in China.

NOTE 13 – SUBSEQUENT EVENTS

None

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2024 and our Amendment No. 1 to our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 30, 2024, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

At present, we conduct our operations in the Kingdom of Denmark, with locations in the Copenhagen area, Hobro, and Aarhus. However, in July 2024, we consolidated our operations into the Copenhagen area and Hobro.

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

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

The following table sets forth our revenues, expenses and net loss for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
					Period to Period Change
	2024	As a % of Sales	2023	As a % of Sales	Variance	Percent %
Revenue	$4,485,062	100.0%	$4,990,019	100.0%	$(504,957)	(10.1)%
Cost of goods sold	3,767,851	84.0	3,827,491	76.7	(59,640)	(1.6)
Gross Profit	717,211	16.0	1,162,528	23.3	(445,317)	(38.3)

Operating Expenses
Selling expenses	855,122	19.1	1,028,225	20.6	(173,103)	(16.8)
General and administrative expenses	1,541,316	34.4	1,377,483	27.6	163,833	11.9
Research and development expenses	407,292	9.1	359,784	7.2	47,508	13.2
Total Operating Expenses	2,803,730	62.5	2,765,492	55.4	38,238	1.4

Loss from Operation	(2,086,519)	(46.5)	(1,602,964)	(32.1)	(483,555)	30.2

Other Income (Expense)
Interest and other income	45,744	1.0	116,545	2.3	(70,801)	(60.7)
Interest expense	(29,290)	(0.7)	(45,898)	(0.9)	16,608	(36.2)
Amortization of debt discount	(150,591)	(3.4)	(86,790)	(1.7)	(63,801)	73.5
Gain on currency transactions	84,462	1.9	49,494	1.0	34,968	70.7
Gain on disposal of property and equipment	10,344	0.2	-	-	10,344	-
Total Other Income (Expense)	(39,331)	(0.9)	33,351	0.7	(72,682)	(217.9)

Loss Before Income Taxes	(2,125,850)	(47.4)	(1,569,613)	(31.5)	(556,237)	35.4
Income tax benefit	14,150	(0.3)	14,321	(0.3)	(171)	(1.2)

Net Loss	$(2,111,700)	(47.1)%	$(1,555,292)	(31.2)%	$(556,408)	35.8%

Revenues

Revenue for the three months ended June 30, 2024 was $4,485,062 compared to $4,990,019 for the same period in 2023, representing a decrease of $504,957 or 10.1%. The unfavorable change was attributable to a decrease in deliveries of plastics products, ceramic membranes, liquid filtration systems, and aftermarket sales, partly offset by increased sales of DPFs. The decline in sales of plastic products is primarily due to a large one-time sale recorded in 2023, which did not recur in the current period. The decrease in deliveries of liquid filtration systems and aftermarket sales was primarily attributed to a reduction in aftermarket sales due to elevated remediation work and associated deliveries in the same period in 2023. The increase in sales of DPFs was primarily due to the effective execution of strategies designed to capitalize on the increased demand for DPFs.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $717,211 (or a gross profit margin of 16%) compared to gross profit of $1,162,528 (or a gross profit margin of 23.3%) for the same period in 2023, representing a decrease of $445,317, or 38.3%. This decline in gross profit can be attributed to the decrease in revenue and an unfavorable revenue mix, which resulted in a lower proportion of high-margin products being sold. Specifically, the delivery of a containerized oil & gas pilot system to the Middle East contributed to lower-than-usual gross profit margin, reflecting a strategic decision aimed at demonstrating and validating the efficiency of our technology. The decline in gross profit was partly offset by decreased depreciation as well as continued initiatives aimed at optimizing manufacturing processes, which have improved profitability within DPF and ceramic membrane production. Included in the gross profit was depreciation of $441,936 and $636,985 for the three months ended June 30, 2024, and 2023, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2024 were $2,803,730, representing an increase of $38,238, or 1%, compared to $2,765,492 for the same period in 2023.

Selling expenses for the three months ended June 30, 2024 were $855,122 compared to $1,028,225 for the same period in 2023, representing a decrease of $173,103, or 16.8%. The decrease in selling expenses is attributable to the resignations of our CFO and VP of Sales, as well as reductions in travel costs, marketing expenses, and expenses related to external sales consultancy services.

General and administrative expenses for the three months ended June 30, 2024 were $1,541,316 compared to $1,377,483 for the same period in 2023, representing an increase of $163,833, or 11.9%. The increase was attributable to newly created positions in supply chain and project management, as well as increased legal expenses, insurance costs, and recruitment costs associated with the resignations of our CFO and VP of Sales. Included in general and administrative expenses were non-cash compensation of $166,617 and $193,924 for the three months ended June 30, 2024 and 2023, respectively.

Research and development expenses for the three months ended June 30, 2024 were $407,292 compared to $359,784 for the same period in 2023, representing an increase of $47,508, or 13.2%. The increase is solely attributable to one-time exit costs of a loss-making external development project, partly offset by more focused R&D efforts with fewer ongoing projects combined with a decrease in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2024 were $39,331 compared to other income of $33,351 for the comparable period in 2023, representing a decrease of $72,682, or 217.9%. The decrease was attributable to reduced interest income as well as increased debt discount amortization due to the extension of the maturity date for the senior promissory notes, with additional warrants issued as consideration for the extension. The decrease in other expenses was offset by reduced interest expenses and gain on currency transactions due to the EUR/DKK decline against the USD during the period.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the three months ended June 30, 2024 of $2,111,700 compared to $1,555,292 for the comparable period in 2023, representing an increase in net loss of $556,408, or 35.8%.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth our revenues, expenses and net loss for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
					Period to Period Change
	2024	As a % of Sales	2023	As a % of Sales	Variance	Percent %
Revenue	$8,720,406	100.0%	$9,001,538	100.0%	$(281,132)	(3.1)%
Cost of goods sold	7,732,093	88.7	7,447,668	82.7	284,425	3.8
Gross Profit	988,313	11.3	1,553,870	17.3	(565,557)	(36.4)

Operating Expenses
Selling expenses	1,372,701	15.7	2,210,660	24.6	(837,959)	(37.9)
General and administrative expenses	3,086,047	35.4	2,436,432	27.1	649,615	26.7
Research and development expenses	662,104	7.6	702,403	7.8	(40,299)	(5.7)
Total Operating Expenses	5,120,852	58.7	5,349,495	59.4	(228,643)	(4.3)

Loss from Operation	(4,132,539)	(47.4)	(3,795,625)	(42.2)	(336,914)	8.9

Other Income (Expense)
Interest and other income	114,830	1.3	168,218	1.9	(53,388)	(31.7)
Interest expense	(101,009)	(1.2)	(57,899)	(0.6)	(43,110)	74.5
Amortization of debt discount	(296,631)	(3.4)	(171,318)	(1.9)	(125,313)	73.1
Gain (loss) on currency transactions	339.998	3.9	(116,784)	(1.3)	456,782	(391.1)
Loss on disposal of property and equipment	(453,233)	(5.2)	-	-	(453.233)	-
Total Other Income (Expense)	(396,045)	(4.5)	(177,783)	(2.0)	(218,262)	122.8

Loss Before Income Taxes	(4,528,584)	(51.9)	(3,973,408)	(44.1)	(555,176)	14.0
Income Tax Benefit	28,589	(0.3)	28,613	(0.3)	(24)	(0.1)

Net Loss	$(4,499,995)	(51.6)%	$(3,944,795)	(43.8)%	$(555,200)	14.1%

Revenue

Revenue for the six months ended June 30, 2024 was $8,720,406 compared to $9,001,538 for the same period in 2023, representing a decrease of $281,132, or 3.1%. The decline was mainly due to a reduction in deliveries of plastics products, liquid filtration systems, ceramic membranes and aftermarket sales, partly offset by increased sales of DPFs.

The decline in sales of plastic products is primarily due to a large one-time sale recorded in 2023, which did not recur in the current period. The decrease in deliveries of liquid filtration systems and aftermarket sales was primarily attributed to a reduction in aftermarket sales due to remediation work executed in the same period in 2023. The increase in sales of DPFs was primarily due to the effective execution of strategies designed to capitalize on the increased demand for DPFs.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $988,313 (or gross profit margin of 11.3%) compared to gross profit of $1,553,870 (or a gross profit margin of 17.3%) for the same period in 2023, representing a decrease of $565,557, or 36.4%. This decline in gross profit can be attributed to the decrease in revenue and an unfavorable revenue mix, which resulted in a lower proportion of high-margin products being sold. Specifically, the delivery of a containerized oil and gas pilot system to the Middle East contributed to lower-than-usual margins, reflecting a strategic decision aimed at demonstrating and validating the efficiency of our technology. The decline in gross profit was partly offset by decreased depreciation as well as continued initiatives aimed at optimizing manufacturing processes, which have improved profitability within DPF and ceramic membrane production. Included in the gross profit was depreciation of $893,580 and $1,251,577 for the six months ended June 30, 2024 and 2023, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2024 were $5,120,852, representing a decrease of $228,643, or 4.3%, compared to $5,349,495 for the same period in 2023.

Selling expenses for the six months ended June 30, 2024, were $1,372,701, compared to $2,210,660 for the same period in 2023, representing a decrease of $837,959, or 37.9%. The decrease in selling expenses is attributable to the resignations of our CFO and VP of Sales, as well as reductions in bonus payouts, travel costs, marketing expenses, and expenses related to external sales consultancy services.

General and administrative expenses for the six months ended June 30, 2024, were $3,086,047, compared to $2,436,432 for the same period in 2023, representing an increase of $649,615, or 26.7%. The increase in general and administrative expenses was attributable to newly created positions in supply chain and project management, as well as increased legal expenses, insurance costs, and recruitment costs associated with the resignations of our CFO and VP of Sales. Furthermore, the increase is partly attributable to the release of bonus provisions in the comparable period of 2023. Included in general and administrative expenses was non-cash compensation amounting to $359,938 and $351,097 for the six months ended June 30, 2024, and 2023, respectively.

Research and development expenses for the six months ended June 30, 2024 were $662,104 compared to $702,403 for the same period in 2023, representing a decrease of $40,299, or 5.7%. The change is attributable to more focused R&D efforts with fewer ongoing projects combined with a decrease in the average number of employees engaged in research and development activities, as the Company streamlined and centralized the R&D function, partly offset by one-time exit costs of a loss-making external development project.

Other Income (Expenses)

Other expenses for the six months ended June 30, 2024 was $396,045 compared to $177,783 for the comparable period in 2023, representing an increase of $218,262, or 122.8%. The increase was attributable to the non-cash loss associated with the disposal of property and equipment, decreased interest income and increased debt discount amortization cost due to the extension of the maturity date for the senior promissory notes, with additional warrants issued as consideration for the extension. The decrease in other expenses was offset by a gain on currency transactions due to the EUR/DKK decline against the USD during the period.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the six months ended June 30, 2024 of $4,499,995 compared to $3,944,795 for the comparable period in 2023, representing an increase in net loss of $555,200, or 14.1%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations and our available lines of credit. On June 30, 2024, we had cash of $5,489,776 and net working capital of $10,922,792, and on December 31, 2023, we had cash of $10,442,181 and net working capital of $14,590,432. On June 30, 2024, our net working capital had decreased by $3,667,640 compared to December 31, 2023, mainly as a result of a reduction in cash and cash equivalents.

The Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in executing the planned revenue growth, cost reductions, strategy, and profitability improvement measures, thus achieving profitable operations. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to accelerate growth, restore profitability, and raise capital as needed.

Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions or recession, could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce its profitability and liquidity position.

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

As a result of the amendment, the Company recorded an initial debt discount of $1,193,206, based on fair value of the warrants issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 5.0 years, stock price of $3.89, exercise price of $5.20, volatility of 73.66%, risk-free rate of 4.60%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the Notes. The warrants qualified for equity classification and were reported within Additional Paid-In Capital

Cash Flows

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Cash flows from operating activities for the period ending June 30, 2024 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows used in operating activities for the six months ended June 30, 2024 were $3,779,679, representing an unfavorable change of $22,991 compared to cash flows used in operating activities of $3,756,688 for the six months ended June 30, 2023. The cash flows used in operating activities for the period consists mainly of the net loss of $4,499,995, adjusted for depreciation and other non-cash-related items of $2,420,451, as well as a decrease in accounts payable of $562,014 and an increase in inventory of $525,240, partly offset by a decrease in accounts receivable of $268,143.

Cash flows provided by investing activities were $333,171 for the six months ended June 30, 2024 as compared to cash flows used in investing activities of $290,468 for the six months ended June 30, 2023, representing an improvement of $639,639. The investing activities include proceeds from the disposition of production equipment in Ballerup, offset by general purchases of production equipment to continue optimizing production throughput.

Cash flows used in financing activities were $1,115,153 for the six months ended June 30, 2024 compared to $200,095 for the six months ended June 30, 2023, representing an increase of $915,058. The increase was mainly driven by the repayment of lease agreements in connection with the sales of production equipment in Ballerup as mentioned above.

Off Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 22, 2024 for the year ended December 31, 2023 and our Form 10-K/A filed on April 30, 2024 for the year ended December 31, 2023.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Insider Trading Plans

During the quarter ended  June 30, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

LiqTech International, Inc.

Dated: August 14, 2024	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	/s/ Phillip Massie Price
Phillip Massie Price, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)