Form 10-Q
period 2024-09-30
LIQTECH INTERNATIONAL INC
filed 2024-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 9,449,401 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2024

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

●	The resurgence of COVID-19 or similar global pandemics;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our reliance on subcontractors or delivery of new machinery to develop sufficient manufacturing capacity to meet demand;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Our dependence on corporate or government funding for emissions control programs;

●	Exposure to potentially adverse tax consequences;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$4,535,266	$10,422,181
Accounts receivable, net	2,318,335	3,171,047
Inventories, net	6,263,613	5,267,816
Contract assets	2,533,287	2,891,744
Prepaid expenses and other current assets	310,710	337,391

Total Current Assets	15,961,211	22,090,179

Long-Term Assets:
Property and equipment, net	7,081,765	9,007,166
Operating lease right-of-use assets	4,914,954	4,055,837
Deposits and other assets	486,536	470,349
Intangible assets, net	44,165	114,593
Goodwill	236,713	233,723

Total Long-Term Assets	12,764,133	13,881,668

Total Assets	$28,725,344	$35,971,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,715,915	$2,444,653
Accrued expenses	3,030,801	3,550,542
Current portion of finance lease liabilities	479,779	590,550
Current portion of operating lease liabilities	577,628	531,355
Contract liabilities	193,577	382,647

Total Current Liabilities	5,997,700	7,499,747

Long-Term Liabilities:
Deferred tax liability	62,532	101,059
Finance lease liabilities, net of current portion	1,764,671	2,879,932
Operating lease liabilities, net of current portion	4,337,326	3,527,082
Notes payable, less current portion	5,141,630	4,688,011

Total Long-Term Liabilities	11,306,159	11,196,084

Total Liabilities	17,303,859	18,695,831

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 5,848,499 and 5,727,310 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,848	5,727
Additional paid-in capital	100,320,472	98,796,357
Accumulated deficit	(83,262,701)	(75,922,180)
Accumulated other comprehensive loss	(5,642,134)	(5,603,888)

Total Stockholders' Equity	11,421,485	17,276,016

Total Liabilities and Stockholders' Equity	$28,725,344	$35,971,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$2,478,221	$5,070,446	$11,198,627	$14,071,984
Cost of goods sold	2,687,754	4,121,881	10,419,847	11,569,549

Gross Profit (Loss)	(209,533)	948,565	778,780	2,502,435

Operating Expenses:
Selling expenses	610,713	965,039	1,983,414	3,175,699
General and administrative expenses	1,491,366	1,253,779	4,577,413	3,690,211
Research and development expenses	278,361	428,600	940,465	1,131,003

Total Operating Expense	2,380,440	2,647,418	7,501,292	7,996,913

Loss from Operations	(2,589,973)	(1,698,853)	(6,722,512)	(5,494,478)

Other Income (Expense)
Interest and other income	24,079	103,887	138,909	272,105
Interest expense	(34,523)	(34,734)	(135,532)	(92,633)
Amortization of debt discount	(156,988)	(86,447)	(453,619)	(257,765)
Gain (Loss) on currency transactions	(89,086)	287,437	250,912	170,653
Gain (Loss) on disposal of property and equipment	(4,096)	-	(457,329)	-

Total Other Income (Expense)	(260,614)	270,143	(656,659)	92,360

Loss Before Income Taxes	(2,850,587)	(1,428,710)	(7,379,171)	(5,402,118)

Income tax benefit	(10,061)	(14,480)	(38,650)	(43,093)

Net Income (Loss)	$(2,840,526)	$(1,414,230)	$(7,340,521)	$(5,359,025)

Loss Per Common Share – Basic and Diluted	$(0.49)	$(0.25)	$(1.26)	$(0.94)

Weighted-Average Common Shares Outstanding – Basic and Diluted	5,820,225	5,705,729	5,811,051	5,684,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Loss	(2,840,526)	(1,414,230)	(7,340,521)	(5,359,025)

Gain (loss) on foreign currency translation	718,525	(671,128)	(38,246)	(362,324)

Other Comprehensive Loss	$(2,122,001)	$(2,085,358)	$(7,378,767)	$(5,721,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016

Common stock issued in settlement of RSUs	110,028	110	(110)	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	30	-	-	-

Stock-based compensation	-	-	193,321	-	-	193,321

Currency translation, net	-	-	-	-	(543,580)	(543,580)

Net loss	-	-	-	(2,388,295)	-	(2,388,295)

Balance at March 31, 2024	5,807,340	5,807	98,989,598	(78,310,475)	(6,147,468)	14,537,462

Common stock issued in settlement of RSUs	11,932	12	(12)	-	-	-

Tax withholdings paid related to stock-based compensation	-	-	(104,940)	-	-	(104,940)

Stock-based compensation	-	-	166,617	-	-	166,617

Currency translation, net	-	-	-	-	(213,191)	(213,191)

Net loss	-	-	-	(2,111,700)	-	(2,111,700)

Balance at June 30, 2024	5,819,272	5,819	99,051,263	(80,422,175)	(6,360,659)	12,274,248

Issuance of common shares, warrants and prefunded warrants in connection with a private offering	29,227	29	1,107,356	-	-	1,107,385

Stock-based compensation	-	-	161,853	-	-	161,853

Currency translation, net	-	-	-	-	718,525	718,525

Net loss	-	-	-	(2,840,526)	-	(2,840,526)

Balance at September 30, 2024	5,848,499	5,848	100,320,472	(83,262,701)	(5,642,134)	11,421,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	5,498,260	5,498	96,975,476	(67,351,035)	(6,320,567)	23,309,372

Common Stock issued in settlement of RSUs	160,670	161	(161)	-	-	-

Stock-based compensation	-	-	157,173	-	-	157,173

Currency translation, net	-	-	-	-	408,596	408,596

Net loss	-	-	-	(2,389,503)	-	(2,389,503)

Balance at March 31, 2023	5,658,930	5,659	97,132,488	(69,740,538)	(5,911,971)	21,485,638

Common Stock issued in settlement of RSUs	24,500	24	(24)	-	-	-

Fractional shares from individual shareholder round-up following reverse split	16,796	17	(17)	-	-	-

Stock-based compensation	-	-	193,924	-	-	193,924

Currency translation, net	-	-	-	-	(99,792)	(99,792)

Net loss	-	-	-	(1,555,292)	-	(1,555,292)

Balance at June 30, 2023	5,700,226	5,700	97,326,371	(71,295,830)	(6,011,763)	20,024,478

Common Stock issued in settlement of RSUs	27,084	27	(27)	-	-	-

Warrants issued in connection with Senior Promissory Notes	-	-	1,193,206	-	-	1,193,206

Stock-based compensation	-	-	143,195	-	-	143,195

Currency translation, net	-	-	-	-	(671,128)	(671,128)

Net loss	-	-	-	(1,414,230)	-	(1,414,230)

Balance at September 30, 2023	5,727,310	5,727	98,662,745	(72,710,060)	(6,682,891)	19,275,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(7,340,521)	$(5,359,025)

Adjustments to reconcile net loss to net cash provided used in operations:
Depreciation and amortization	1,621,898	1,906,052
Amortization of discount on notes payable	453,619	257,765
Stock-based compensation	521,791	494,292
Amortization of right-of-use assets	439,963	423,587
Deferred taxes	(38,650)	(43,093)
Loss on disposal of property and equipment	457,329	-

Changes in assets and liabilities:
Accounts receivable	867,035	(1,632,953)
Inventory	(901,122)	(545,083)
Contract assets	383,835	(640,098)
Prepaid expenses and other current assets	(87,721)	405,001
Accounts payable	(736,726)	877,608
Accrued expenses	(538,387)	1,081,572
Operating lease liabilities	(442,519)	(423,587)
Contract liabilities	(188,266)	(105,671)
Assets held for sale	-	329,969

Net Cash used in Operating Activities	(5,528,442)	(2,973,664)

Cash Flows from Investing Activities:
Purchase of property and equipment	(977,432)	(2,261,131)
Proceeds from the disposal of property and equipment	948,665	-

Net Cash used in Investing Activities	(28,767)	(2,261,131)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(1,233,103)	(299,980)
Proceeds from sale and leaseback agreement	-	1,018,307
Proceeds from issuance of common stock and prefunded warrants	1,107,385	-

Net Cash provided by (used in) Financing Activities	(125,718)	718,327

Effect of Foreign Currency exchange on cash	(203,988)	(247,943)

Net Change in Cash and Restricted Cash	(5,886,915)	(4,764,411)

Cash and Restricted Cash at Beginning of Period	10,422,181	16,597,370

Cash and Restricted Cash at End of Period	$4,535,266	$11,832,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$131,380	$117,648
Cash paid for income taxes	-	-

Non-cash financing activities
Financed purchases of property and equipment	$83,825	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of LiqTech International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The  December 31, 2023 consolidated balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of September 30, 2024, the Company had cash and cash equivalents of $4,535,266, net working capital of $9,963,511, an accumulated deficit of $83,262,701, and total assets and liabilities of $28,725,344 and $17,303,859, respectively.

The Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions or recession could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce its profitability and liquidity position. There is no assurance that the Company will be successful in executing the planned revenue growth, cost reductions, strategy, and profitability improvement measures, thus achieving profitable operations.

We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. As further disclosed in Note 10 below, on September 27, 2024, the Company entered into an agreement with certain investors, pursuant to which the Company agreed to issue and sell common stock and warrants for gross proceeds of up to $10 million in two tranches. In connection with the closing of the first tranche on September 27, 2024, the Company received gross proceeds of approximately $1.2 million. The Company obtained stockholder approval at our stockholders' meeting on November 8, 2024 on the issuance of the securities in the second tranche. On November 12, 2024, the second tranche closed, and the Company received gross proceeds of approximately $8.8 million. Our future success depends on our ability to accelerate growth, restore profitability, and raise capital as needed.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. As we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, reduce operating costs, forego future development and other opportunities, or even terminate our operations.

NOTE 3 – DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company operates in three reportable segments: Water, Ceramics and Plastics.

The Company sells products throughout the world, and sales by geographical region are as follows for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Americas	$373,364	$986,316	$1,904,237	$1,798,608
Asia-Pacific	127,030	891,058	563,670	2,031,013
Europe	1,973,219	2,933,092	7,908,036	8,944,536
Middle East & Africa	4,607	259,980	822,684	1,297,827
Total consolidated Revenue	$2,478,221	$5,070,446	$11,198,627	$14,071,984

The Company’s sales by segment are as follows for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Water	$687,684	$2,629,910	$4,106,975	$6,135,127
Ceramics	1,077,630	1,608,763	4,549,104	4,807,600
Plastics	663,198	656,693	2,492,839	2,951,376
Corporate	49,709	175,080	49,709	177,881
Total consolidated Revenue	$2,478,221	$5,070,446	$11,198,627	$14,071,984

The Company’s income and total assets segment are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)
Water	$(627,456)	$177,446	$(1,316,195)	$(283,590)
Ceramics	(735,131)	(531,682)	(2,053,965)	(1,532,455)
Plastics	(510,423)	(365,978)	(1,024,604)	(499,312)
Corporate	(967,516)	(694,016)	(2,945,757)	(3,043,668)
Total consolidated Net Loss	(2,840,526)	(1,414,230)	(7,340,521)	(5,359,025)

	As of
	September 30,	December 31,
Total Assets	2024	2023
Water	$8,529,038	$9,432,991
Ceramics	12,985,577	14,550,872
Plastics	1,907,108	759,745
Corporate	5,303,621	11,228,239
Total consolidated Assets	$28,725,344	$35,971,847

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$2,548,360	$3,305,959
Allowance for doubtful accounts	(230,025)	(134,912)
Total accounts receivable, net	$2,318,335	$3,171,047

The roll-forward of the allowance for doubtful accounts for the periods ended September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Allowance for doubtful accounts at the beginning of the period	$134,912	$59,559
Bad debt expense	93,214	82,066
Receivables written off during the periods	(2,570)	(10,298)
Effect of currency translation	4,469	3,585
Allowance for doubtful accounts at the end of the period	$230,025	$134,912

NOTE 5 – INVENTORIES

Inventories consisted of the following on September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Furnace parts and supplies	$23,950	$55,177
Raw materials	3,272,852	3,301,526
Work in process	2,397,553	1,271,458
Finished goods and filtration systems	1,699,003	1,507,113
Reserve for obsolescence	(1,129,745)	(867,458)
Total inventories, net	$6,263,613	$5,267,816

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

The roll-forward of Contract assets and Contract liabilities for the periods ended September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Cost incurred	$3,152,907	$3,225,728
Unbilled project deliveries	257,706	582,557
VAT	151,028	329,980
Other receivables	17,243	92,619
Prepayments	(1,216,651)	(1,688,427)
Deferred Revenue	(22,524)	(33,360)
	$2,339,710	$2,509,097

Distributed as follows:
Contract assets	$2,533,287	$2,891,744
Contract liabilities	(193,577)	(382,647)
	$2,339,710	$2,509,097

NOTE 7 – LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable leases for production and office space in Hobro and Copenhagen, Denmark.

The Company has entered into a new lease agreement to relocate its office and warehouse space from Aarhus to Hobro, Denmark. The lease commenced in the current quarter and shall expire on April 30, 2034. Under the terms of the lease, the Company will lease the premises at the monthly rate of approximately $14,500 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $1,260,508.

During the nine months ended September 30, 2024, cash paid for amounts included for the measurement of finance lease liabilities was $1,356,795, and the Company recorded finance lease expenses in other income (expenses) of $131,913.

During the nine months ended September 30, 2024, cash paid for amounts included for the measurement of operating lease liabilities was $691,687, and the Company recorded operating lease expense of $689,054.

Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 was as follows:

	September 30,	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$4,914,954	$4,055,837

Operating lease liabilities – current	$577,628	$531,355
Operating lease liabilities – long-term	4,337,326	3,527,082
Total operating lease liabilities	$4,914,954	$4,058,437

Finance leases:
Property and equipment, at cost	$4,150,732	$5,443,287
Accumulated depreciation	(1,149,871)	(877,578)
Property and equipment, net	$3,000,861	$4,565,709

Finance lease liabilities – current	$479,779	$590,550
Finance lease liabilities – long-term	1,764,671	2,879,932
Total finance lease liabilities	$2,244,450	$3,470,482

Weighted average remaining lease term:
Operating leases	8.3	8.3
Finance leases	3.4	4.3

Weighted average discount rate:
Operating leases	6.8%	6.7%
Finance leases	5.5%	6.0%

Maturities of lease liabilities at September 30, 2024 were as follows:

	Operating	Finance
	Leases	Leases
2024 (remaining 3 months)	$223,837	$151,724
2025	889,160	600,486
2026	878,260	563,615
2027	878,260	1,094,959
2028	750,895	77,271
Thereafter	2,779,094	130,899
Total payment under lease agreements	6,399,506	2,618,954
Less imputed interest	(1,484,552)	(374,504)
Total lease liabilities	$4,914,954	$2,244,450

NOTE 8 – LONG-TERM DEBT

The components of notes payable are as follows:

	September 30,	December 31,
	2024	2023
Senior Promissory Notes	$6,000,000	$6,000,000
Less: unamortized debt discount	(858,370)	(1,311,989)
Senior Promissory Notes payable	$5,141,630	$4,688,011

Current portion of Senior Promissory Notes payable	-	-
Senior Promissory Notes payable, less current portion	5,141,630	4,688,011
Senior Promissory Notes payable	$5,141,630	$4,688,011

For the three months ended September 30, 2024 and 2023, the Company recognized interest expense of $0 and $0, respectively, and $156,988 and $86,447, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

For the nine months ended September 30, 2024 and 2023, the Company recognized interest expense of $0 and $0, respectively, and $453,619 and $257,765, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30,	December 31,
	2024	2023
Balance at January 1	$629,100	$898,072
Warranty costs charged to cost of goods sold	94,697	115,401
Utilization charges against reserve	(14,020)	(408,234)
Foreign currency effect	10,491	23,861
Balance at the end of the period	$720,268	$629,100

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of September 30, 2024 and December 31, 2023, there were 5,848,499 and 5,727,310 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the nine months ended September 30, 2024, the Company has made the following issuances of Common Stock:

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

On September 27, 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue and sell an aggregate of 3,630,129 shares of Common Stock, 1,369,871 pre-funded warrants to purchase shares of Common Stock, and warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock, for gross proceeds of up to $10 million. The combined purchase price of one share of Common Stock and one accompanying warrant to purchase one share of Common Stock is $2.00. The combined purchase price of one pre-funded warrant and one accompanying warrant to purchase one share of Common Stock under the purchase agreement is $1.999.

The Company agreed to issue the Common Stock, warrants, and pre-funded warrants in two tranches: (i) a first tranche comprised of 29,227 shares of Common Stock, 555,302 pre-funded warrants and warrants to purchase an aggregate of 584,529 shares of Common Stock (collectively, the “First Tranche Securities”); and (ii) a second tranche comprised of 3,600,902 shares of Common Stock, 814,569 pre-funded warrants, and warrants to purchase an aggregate of 4,415,471 shares of Common Stock (the “Second Tranche Securities”).

On September 27, 2024, in connection with the closing of the first tranche, the Company sold and issued the First Tranche Securities for gross proceeds of approximately $1.2 million. On November 12, 2024, in connection with the closing of the second tranche, the Company sold and issued the Second Tranche Securities for gross proceeds of approximately $8.8 million.

Warrants

On September 27, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell to such purchasers warrants for the purchase of 584,529 shares of Common Stock at an exercise price of $2.00 per common share and prefunded warrants for the purchase of 555,302 shares of Common Stock at an exercise price of $0.001 per common share.

The following is a summary of the periodic changes in warrants outstanding for the nine months ended September 30, 2024 and 2023:

	2024	2023
Outstanding, December 31	5,021,354	4,490,104
Warrants issued in connection with public offering and private placement	1,139,831	531,250
Exercises and conversions	-	-
Outstanding, September 30	6,161,185	5,021,354

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs to officers, directors, and consultants of the Company. At September 30, 2024, 52,082 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs to officers and directors of the Company. At September 30, 2024, 353,471 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $166,617 and $143,195 for the three-month periods ended September 30, 2024 and 2023, respectively. For the nine months periods ended September 30, 2024, and 2023, the stock-based compensation related to share grants was $521,791 and $494,292, respectively. On September 30, 2024, the Company had $816,505 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of September 30, 2024 and changes during the period are presented below:

	September 30, 2024
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2023	314,461	$3.46	$-
Granted	311,154	3.20	-
Vested and settled with share issuance	(121,960)	(3.28)	-
Forfeited	(98,102)	(3.54)	-
Outstanding, September 30, 2024	405,553	$3.30	$-

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

As of September 30, 2024, the Company had 405,553 RSUs, 4,485,310 prefunded warrants, and 1,675,875 warrants, all exercisable for shares of Common Stock.

As of September 30, 2023, the Company had 314,461 RSUs, 3,930,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2024		2023	2024		2023
Customer A	*	%	12%	*	%	*	%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	September 30,		December 31,
	2024		2023
Customer B	26%		22%
Customer C	*	%	13%

* Zero or less than 10%

As of September 30, 2024, approximately 95% of the Company’s assets were located in Denmark and 5% were located in the U.S. As of December 31, 2023, approximately 98% of the Company’s assets were located in Denmark, 0% were located in the U.S., and 2% were located in China.

NOTE 13 – SUBSEQUENT EVENTS

On November 8, 2024, the Company’s stockholders approved the issuance of the second tranche of securities pursuant to the previously announced security purchase agreement entered into on September 27, 2024 with certain investors. On November 12, 2024, the Company completed the closing of the second tranche, in which the Company issued 3,600,902 shares of Common Stock, 814,569 pre-funded warrants, and warrants to purchase an aggregate of 4,415,471 shares of Common Stock, securing additional gross proceeds of approximately $8.8 million, bringing the total gross proceeds from the securities purchase agreement, to $10 million.

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

At present, we conduct our operations in the Kingdom of Denmark, with locations in the Copenhagen area and Hobro.

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory tailwinds and sustainability implications. Essential imperatives associated with our strategy include the following:

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

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
					Period to Period Change
		As a %		As a %		Percent
	2024	of Sales	2023	of Sales	Variance	%
Revenue	$2,478,221	100.0%	$5,070,446	100.0%	$(2,592,225)	(51.1)%
Cost of goods sold	2,687,754	108.5	4,121,881	81.3	(1,434,127)	(34.8)
Gross Profit (Loss)	(209,533)	(8.5)	948,565	18.7	(1,158,098)	(122.1)

Operating Expenses
Selling expenses	610,713	24.6	965,039	19.0	(354,326)	(36.7)
General and administrative expenses	1,491,366	60.2	1,253,779	24.7	237,587	18.9
Research and development expenses	278,361	11.2	428,600	8.5	(150,239)	(35.1)
Total Operating Expenses	2,380,440	96.1	2,647,418	52.2	(266,978)	(10.1)

Loss from Operation	(2,589,973)	(104.5)	(1,698,853)	(33.5)	(891,120)	52.5

Other Income (Expense)
Interest and other income	24,079	1.0	103,887	2.0	(79,808)	(76.8)
Interest expense	(34,523)	(1.4)	(34,734)	(0.7)	211	(0.6)
Amortization of debt discount	(156,988)	(6.3)	(86,447)	(1.7)	(70,541)	81.6
Gain on currency transactions	(89,086)	(3.6)	287,437	5.7	(376,523)	(131.0)
Gain on disposal of property and equipment	(4,096)	(0.2)	-	-	(4,096)	-
Total Other Income (Expense)	(260,614)	(10.5)	270,143	5.3	(530,757)	(196.5)

Loss Before Income Taxes	(2,850,587)	(115.0)	(1,428,710)	(28.2)	(1,421,877)	99.5
Income tax benefit	(10,061)	(0.4)	(14,480)	(0.3)	4,419	(30.5)

Net Loss	$(2,840,526)	(114.6)%	$(1,414,230)	(27.9)%	$(1,426,296)	100.9%

Revenues

Revenue for the three months ended September 30, 2024 was $2,478,221 compared to $5,070,446 for the same period in 2023, representing a decrease of $2,592,225 or 51.1%. The unfavorable change was attributable to a decrease in deliveries of ceramic membranes, DPFs, liquid filtration systems, and aftermarket sales, partly offset by increased sales of plastics products and progress on an external R&D project to further strengthen our technology base. The decrease in deliveries of liquid filtration systems was primarily attributed to reduced deliveries of pool filtration systems and fewer deliveries of pilot systems for industrial applications. The decline in aftermarket sales was attributable to elevated remediation work and associated deliveries in the same period of 2023. The Company believes that the decrease in sales of ceramic membranes and DPFs reflects temporary market conditions, with customers awaiting potential interest rate cuts.

Gross Profit (Loss)

Gross loss for the three months ended September 30, 2024, was $209,533 (representing a gross loss margin of 8.5%) compared to a gross profit of $948,565 (representing a gross profit margin of 18.7%) for the same period in 2023, marking a decrease of $1,158,098, or 122.1%. This decline was primarily driven by the reduction in revenue and an unfavorable sales mix, which resulted in a lower proportion of high-margin products such as liquid filtration systems and ceramic membranes. This impact was partly offset by lower depreciation expenses. Included in the gross profit was depreciation of $478,902 and $663,938 for the three months ended September 30, 2024, and 2023, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2024 were $2,380,440, representing a decrease of $266,978, or 10.1%, compared to $2,647,418 for the same period in 2023.

Selling expenses for the three months ended September 30, 2024 were $610,713 compared to $965,039 for the same period in 2023, representing a decrease of $354,326, or 36.7%. The decrease in selling expenses is attributable to a decrease in executive officers, as well as reductions in travel costs, investor relations, and expenses related to external sales consultancy services.

General and administrative expenses for the three months ended September 30, 2024 were $1,491,366 compared to $1,253,779 for the same period in 2023, representing an increase of $237,587, or 18.9%. The increase was attributable to the addition of new positions in supply chain and project management, as well as increased legal expenses and insurance costs. Additionally, one-time expenses were incurred for the relocation of our plastics production facility. Included in general and administrative expenses were non-cash compensation of $161,853 and $143,195 for the three months ended September 30, 2024 and 2023, respectively.

Research and development expenses for the three months ended September 30, 2024 were $278,361 compared to $428,600 for the same period in 2023, representing a decrease of $150,239, or 35.1%. The decrease was primarily attributed to a reduction in external costs associated with finalizing ongoing projects in the same period in 2023, as well as a decrease in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2024 were $260,614 compared to other income of $270,143 for the comparable period in 2023, representing a decrease of $530,757, or 196.5%. The decrease was attributable to a loss on currency transactions, reduced interest income as well as increased debt discount amortization due to the extension of the maturity date for the senior promissory notes, with additional warrants issued as consideration for the extension.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the three months ended September 30, 2024 of $2,840,526 compared to $1,414,230 for the comparable period in 2023, representing an increase in net loss of $1,426,296, or 100.9%.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

The following table sets forth our revenues, expenses and net loss for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
					Period to Period Change
		As a %		As a %		Percent
	2024	of Sales	2023	of Sales	Variance	%
Revenue	$11,198,627	100.0%	$14,071,984	100.0%	$(2,873,357)	(20.4)%
Cost of goods sold	10,419,847	93.0	11,569,549	82.2	(1,149,702)	(9.9)
Gross Profit (Loss)	778,780	7.0	2,502,435	17.8	(1,723,655)	(68.9)

Operating Expenses
Selling expenses	1,983,414	17.7	3,175,699	22.6	(1,192,285)	(37.5)
General and administrative expenses	4,577,413	40.9	3,690,211	26.2	887,202	24.0
Research and development expenses	940,465	8.4	1,131,003	8.0	(190,538)	(16.8)
Total Operating Expenses	7,501,292	67.0	7,996,913	56.8	(495,621)	(6.2)

Loss from Operation	(6,722,512)	(60.0)	(5,494,478)	(39.0)	(1,228,034)	22.4

Other Income (Expense)
Interest and other income	138,909	1.2	272,105	1.9	(133,196)	(49.0)
Interest expense	(135,532)	(1.2)	(92,633)	(0.7)	(42,899)	46.3
Amortization of debt discount	(453,619)	(4.1)	(257,765)	(1.8)	(195,854)	76.0
Gain (loss) on currency transactions	250,912	2.2	170,653	1.2	80,259	47.0
Loss on disposal of property and equipment	(457,329)	(4.1)	-	-	(457,329)	-
Total Other Income (Expense)	(656,659)	(5.9)	92,360	0.7	(749,019)	(811.0)

Loss Before Income Taxes	(7,379,171)	(65.9)	(5,402,118)	(38.4)	(1,977,053)	36.6
Income Tax Benefit	(38,650)	(0.3)	(43,093)	(0.3)	4,443	(10.3)

Net Loss	$(7,340,521)	(65.5)%	$(5,359,025)	(38.1)%	$(1,981,496)	37.0%

Revenue

Revenue for the nine months ended September 30, 2024 was $11,198,627 compared to $14,071,984 for the same period in 2023, representing a decrease of $2,873,357, or 20.4%. The decline was mainly due to reduced deliveries of liquid filtration systems, plastics products, ceramic membranes and aftermarket sales, partly offset by increased sales of DPFs.

The decrease in deliveries of liquid filtration systems was mainly driven by reduced deliveries of pool filtration systems and marine scrubber systems. The decline in aftermarket sales was primarily due to remediation work executed in the same period in 2023. The reduction in sales of plastic products was largely due to a significant one-time sale recorded in 2023 that did not recur in the current period. The increase in sales of DPFs was primarily driven by the effective execution of strategies designed to capitalize on the increased demand for DPFs.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2024 was $778,780 (or gross profit margin of 7%) compared to gross profit of $2,502,435 (or a gross profit margin of 17.8%) for the same period in 2023, representing a decrease of $1,723,655, or 68.9%. This decline in gross profit can be attributed to the decrease in revenue and an unfavorable sales mix, which resulted in a lower proportion of high-margin products such as liquid filtration systems and ceramic membranes. Specifically, the deliveries of containerized oil and gas pilot systems to the Middle East and the U.S. contributed to lower-than-usual margins, reflecting a strategic decision aimed at demonstrating and validating the value proposition associated with our technology and seeding the market for future growth. The decline in gross profit was partly offset by decreased depreciation as well as continued initiatives aimed at optimizing manufacturing processes, which have improved profitability within DPF and ceramic membrane production. Included in the gross profit was depreciation of $1,372,482 and $1,915,515 for the nine months ended September 30, 2024 and 2023, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2024 were $7,501,292, representing a decrease of $495,621, or 6.2%, compared to $7,996,913 for the same period in 2023.

Selling expenses for the nine months ended September 30, 2024, were $1,983,414, compared to $3,175,699 for the same period in 2023, representing a decrease of $1,192,285, or 37.5%. The decrease in selling expenses is attributable a decrease in executive officers, as well as reductions in bonus payouts, travel costs, marketing expenses, and expenses related to external sales consultancy services.

General and administrative expenses for the nine months ended September 30, 2024, were $4,577,413, compared to $3,690,211 for the same period in 2023, representing an increase of $887,202, or 24.0%. The increase in general and administrative expenses was attributable to newly created positions in supply chain and project management, as well as increased legal expenses, insurance costs, and recruitment costs associated with the resignations of our CFO and VP of Sales. Additionally, one-time expenses were incurred for the relocation of our plastics production facility. Furthermore, the increase is partly attributable to the release of bonus provisions in the comparable period of 2023. Included in general and administrative expenses was non-cash compensation amounting to $521,791 and $494,292 for the nine months ended September 30, 2024, and 2023, respectively.

Research and development expenses for the nine months ended September 30, 2024 were $940,465 compared to $1,131,003 for the same period in 2023, representing a decrease of $190,538, or 16.8%. The change is attributable to more focused R&D efforts with fewer ongoing projects combined with a decrease in the average number of employees engaged in research and development activities, as the Company streamlined and centralized the R&D function, partly offset by one-time exit costs of a loss-making external development project.

Other Income (Expenses)

Other expenses for the nine months ended September 30, 2024 were $656,659 compared to other income of $92,360 for the comparable period in 2023, representing a decrease of $749,019, or 811.0%. The increase in other expenses was attributable to the non-cash loss associated with the disposal of property and equipment, decreased interest income and increased debt discount amortization cost due to the extension of the maturity date for the senior promissory notes, with additional warrants issued as consideration for the extension. The increase in other expenses was offset by a gain on currency transactions due to the EUR/DKK decline against the USD during the period.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the nine months ended September 30, 2024 of $7,340,521 compared to $5,359,025 for the comparable period in 2023, representing an increase in net loss of $1,981,496, or 37.0%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations and our available lines of credit. On September 30, 2024, we had cash of $4,535,266 and net working capital of $9,963,511, and on December 31, 2023, we had cash of $10,422,181 and net working capital of $14,590,432. On September 30, 2024, our net working capital had decreased by $4,626,921 compared to December 31, 2023, mainly as a result of a reduction in cash and cash equivalents to fund operating losses.

The Company has incurred significant recent losses, which raises substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. Continued market uncertainty and reduced order intake caused by weakening global macroeconomic conditions or recession could unfavorably impact the Company’s ability to generate positive cash flow and thereby significantly reduce its profitability and liquidity position. There is no assurance that the Company will be successful in executing the planned revenue growth, cost reductions, strategy, and profitability improvement measures, thus achieving profitable operations.

We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. As further disclosed in Note 10 in the accompanying consolidated financial statements, on September 27, 2024, the Company entered into an agreement with certain investors, pursuant to which the Company agreed to issue and sell Common Stock and warrants for gross proceeds of up to $10 million in two tranches. In connection with the closing of the first tranche, the Company received gross proceeds of approximately $1.2 million. The Company obtained stockholder approval at our stockholders' meeting on November 8, 2024 on the issuance of the securities in the second tranche. On November 12, 2024, the second tranche closed and the Company received gross proceeds of approximately $8.8 million. Our future success depends on our ability to accelerate growth, restore profitability, and raise capital as needed.

As we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, reduce operating costs, forgo future development and other opportunities, or even terminate our operations.

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

As a result of the amendment, the Company recorded an initial debt discount of $1,193,206, based on the fair value of the warrants issued. The Company determined the fair value of the warrants by using the Black-Scholes Option Pricing Model, with the following assumptions: expected term of 5.0 years, stock price of $3.89, exercise price of $5.20, volatility of 73.66%, risk-free rate of 4.60%, and no forfeiture rate. The debt discount will be accreted according to the effective interest method over the contractual term of the Notes. The warrants qualified for equity classification and were reported within Additional Paid-In Capital

Cash Flows

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Cash flows from operating activities for the period ending September 30, 2024 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows used in operating activities for the nine months ended September 30, 2024 were $5,528,442, representing an unfavorable change of $2,554,778 compared to cash flows used in operating activities of $2,973,664 for the nine months ended September 30, 2023. The cash flows used in operating activities for the period consists mainly of the net loss of $7,340,521, adjusted for depreciation and other non-cash-related items of $3,455,950, as well as an increase in inventory of $901,122 and a decrease in accounts payable of $736,726, partly offset by a decrease in accounts receivable of $867,035.

Cash flows used in investing activities were $28,767 for the nine months ended September 30, 2024 as compared to cash flows used in investing activities of $2,261,131 for the nine months ended September 30, 2023, representing an improvement of $2,232,364. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets, partly offset by proceeds from the disposition of production equipment in our Ballerup facility.

Cash flows used in financing activities were $125,718 for the nine months ended September 30, 2024 compared to cash flows provided by financing activities of $718,327 for the nine months ended September 30, 2023, representing an unfavorable change of $844,045. The finance activities include the repayment of lease agreements in connection with the sales of production equipment in Ballerup as mentioned above, partly offset by the equity raise, generating net proceeds $1,107,385 from the issuance of common stock and prefunded warrants.

Off Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	the assessment of allowance for product warranties, which impacts gross profit;
●	the assessment of collectability of Accounts receivable, which impacts operating expenses if and when we record bad debt or adjust the allowance for doubtful accounts;
●	the assessment of recoverability of long-lived assets, which impacts gross profit or operating expenses if and when we record asset impairments or accelerate their depreciation;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes;
●	the valuation of inventory, which impacts gross profit; and
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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 22, 2024 for the year ended December 31, 2023 and our Form 10-K/A filed on April 30, 2024 for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, in 2023 the Company hired additional employees into the finance department, and the Company implemented a new ERP system along with other IT programs to help reinforce its controls and processes, and these investments are an important step in the remediation of the material weaknesses. During 2022, the Company introduced an updated Delegation of Authority, with the overall purpose to provide clarity for all employees on the extent to which they can commit the Company and at the same time provide the Company with assurance that decisions about agreements are made by the appropriate functions and employees. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the actions implemented and planned will improve the overall system of internal control over financial reporting and will remediate the identified material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable relevant controls operate for a sufficient period of time.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(a)     Item 3.02      Unregistered Sales of Equity Securities

As previously disclosed, the Company entered into a securities purchase agreement on September 27, 2024 (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell an aggregate of (i) 3,630,129 shares (the “Shares”) of Common Stock, 1,369,871 pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”) and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 5,000,000 shares of Common Stock, for gross proceeds of up to $10,000,000 (the “Transaction”). The Company agreed to issue the Shares, Warrants, and Pre-Funded Warrants in two tranches: (i) a first tranche comprised of 29,227 Shares and 555,302 Pre-Funded Warrants and Warrants to purchase an aggregate of 584,529 shares of Common Stock (the “First Tranche”); and a second tranche comprised of 3,600,902 Shares and 814,569 Pre-Funded Warrants and Warrants to purchase an aggregate of 4,415,471 shares of Common Stock (the “Second Tranche”). The closing of the First Tranche occurred on September 27, 2024 and the Company received gross proceeds of approximately $1.2 million. The closing of the Second Tranche was subject to obtaining stockholder approval in accordance with Nasdaq Listing Rule 5635(d) and was satisfied at the annual meeting of stockholders held on held on November 8, 2024. Accordingly, the Second Tranche closing occurred on November 12, 2024 and the Company received gross proceeds of approximately $8.8 million. The Shares, Pre-Funded Warrants and Warrant issued in the Second Tranche closing have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

(c)     Insider Trading Plans

During the quarter ended  September 30, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2012

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 27, 2024

4.2	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 27, 2024

10.1*	Securities Purchase Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 27, 2024

10.2	Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 27, 2024

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: November 14, 2024	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	/s/ Phillip Massie Price
Phillip Massie Price, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)