Form 10-Q
period 2025-03-31
LIQTECH INTERNATIONAL INC
filed 2025-05-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 9,614,043 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2025

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

Forward-looking statements include, but are not limited to, statements concerning:

●	The potential adverse effects on our operations and financial performance from armed conflicts or geopolitical tensions;

●	The potential adverse impact of global trade restrictions, tariffs and geopolitical tensions on our business and supply chain;

●	The potential negative impact of prolonged energy market volatility and supply disruptions on our business;

●	The potential adverse impact of health crises, pandemics, and public health emergencies on our business, financial condition, and operations;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in interest rates or tightening of debt capital markets

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Exposure to potentially adverse tax consequences;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to, or find it difficult to, enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations;

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$10,447,432	$10,868,728
Accounts receivable, net	3,440,023	2,396,056
Inventories, net	5,714,955	5,541,192
Contract assets	850,986	1,666,698
Prepaid expenses and other current assets	459,619	168,443

Total Current Assets	20,913,015	20,641,117

Non-Current Assets:
Property and equipment, net	6,451,419	6,618,822
Operating lease right-of-use assets	4,469,577	4,450,822
Deposits and other assets	469,447	456,658
Intangible assets, net	38,885	39,367
Goodwill	228,495	220,693

Total Non-Current Assets	11,657,823	11,786,362

Total Assets	$32,570,838	$32,427,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,759,043	$1,300,966
Accrued expenses	2,554,525	2,491,479
Current portion of finance lease liabilities	486,220	458,347
Current portion of operating lease liabilities	569,435	544,197
Contract liabilities	138,810	109,319

Total Current Liabilities	5,508,033	4,904,308

Non-Current Liabilities:
Deferred tax liability	59,660	57,960
Finance lease liabilities, net of current portion	1,665,330	1,600,931
Operating lease liabilities, net of current portion	3,900,142	3,906,625
Loan from related party, net of current portion	1,120,044	-
Notes payable, net	5,251,593	5,303,563

Total Non-Current Liabilities	11,996,769	10,869,079

Total Liabilities	17,504,802	15,773,387

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 9,606,024 and 9,475,443 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9,606	9,475
Additional paid-in capital	109,682,187	109,274,166
Accumulated deficit	(88,618,830)	(86,267,438)
Accumulated other comprehensive loss	(6,013,765)	(6,362,111)

Total Stockholders' Equity	15,059,198	16,654,092

Noncontrolling Interest	6,838	-

Total Equity	15,066,036	16,654,092

Total Liabilities and Equity	$32,570,838	$32,427,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue	$4,617,541	$4,235,344
Cost of goods sold	4,492,485	3,964,242

Gross Profit	125,056	271,102

Operating Expenses:
Selling expenses	718,016	517,579
General and administrative expenses	1,362,246	1,544,731
Research and development expenses	230,123	254,812

Total Operating Expenses	2,310,385	2,317,122

Loss from Operations	(2,185,329)	(2,046,020)

Other Income (Expense):
Interest and other income	68,751	69,086
Interest expense	(48,283)	(71,719)
Amortization of debt discount	(168,030)	(146,040)
Gain (loss) on foreign currency transactions	35,516	255,536
Gain (loss) on disposal of property and equipment	(61,306)	(463,577)

Total Other Expense	(173,352)	(356,714)

Loss Before Income Taxes	(2,358,681)	(2,402,734)

Income tax benefit	(339)	(14,439)

Net Loss	$(2,358,342)	$(2,388,295)

Net Loss attributable to noncontrolling interest	(6,950)	-
Net Loss attributable to LiqTech International, Inc.	(2,351,392)	(2,388,295)

Loss Per Common Share – Basic and Diluted	$(0.25)	$(0.41)

Weighted-Average Common Shares Outstanding – Basic and Diluted	9,602,354	5,804,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024

Net Loss	$(2,358,342)	$(2,388,295)

Loss on foreign currency translation adjustments	348,346	(543,580)

Total Other Comprehensive Loss	$(2,009,996)	$(2,931,875)

Net loss attributable to non-controlling interests	6,950	-

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(2,003,046)	$(2,931,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2024	9,475,443	9,475	109,274,166	(86,267,438)	(6,362,111)	16,654,092	-	16,654,092

Common stock issued in settlement of RSUs	158,975	159	(159)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	241,245	-	-	241,245	-	241,245

Currency translation, net	-	-	-	-	348,346	348,346	-	348,346

Net loss	-	-	-	(2,351,392)	-	(2,351,392)	-	(2,351,392)

Capital contribution from noncontrolling interest	-	-	-	-	-	-	13,788	13,788

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(6,950)	(6,950)

Balance at March 31, 2025	9,606,024	9,606	109,682,187	(88,618,830)	(6,013,765)	15,059,198	6,838	15,066,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016	-	17,276,016

Common Stock issued in settlement of RSUs	110,028	110	(110)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	30	-	-	-	-	-

Stock-based compensation	-	-	193,321	-	-	193,321	-	193,321

Currency translation, net	-	-	-	-	(543,580)	(543,580)	-	(543,580)

Net loss	-	-	-	(2,388,295)	-	(2,388,295)	-	(2,388,295)

Balance at March 31, 2024	5,807,340	5,807	98,989,598	(78,310,475)	(6,147,468)	14,537,462	-	14,537,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,358,342)	$(2,388,295)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	442,002	541,375
Amortization of debt discount	168,030	146,040
Stock-based compensation	241,245	193,321
Amortization of right-of-use assets	134,824	135,382
Deferred taxes	(339)	(14,439)
(Gain) loss on disposal of property and equipment	61,306	463,577

Changes in assets and liabilities:
Accounts receivable	(933,161)	396,168
Inventories	21,532	(358,764)
Contract assets	850,839	(20,565)
Prepaid expenses and other current assets	(334,468)	(350,048)
Accounts payable	405,038	(231,373)
Accrued expenses	114,203	(513,197)
Operating lease liabilities	(134,824)	(136,339)
Contract liabilities	24,929	180,456

Net Cash used in Operating Activities	(1,297,186)	(1,956,701)

Cash Flows from Investing Activities:
Purchase of property and equipment	(163,465)	(389,443)
Proceeds from the disposal of property and equipment	52,605	941,230

Net Cash used in Investing Activities	(110,860)	551,787

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(113,637)	(1,009,437)
Proceeds from related party loan	1,089,571	-
Capital contribution from noncontrolling interest	13,788	-

Net Cash provided by Financing Activities	989,722	(1,009,437)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,973)	(281,617)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(421,297)	(2,695,968)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,868,729	10,422,181

Cash, Cash Equivalents, and Restricted Cash at End of Period	$10,447,432	$7,726,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$46,593	$69,610
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	$137,691	$77,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of LiqTech International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The  December 31, 2024 consolidated balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2025. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

NOTE 2 – NONCONTROLLING INTEREST

In January 2025, the Company established a joint venture Nantong JiTRI LiqTech Green Energy Technology Co., Ltd (the “JV”) in which it holds a 90% ownership interest. The remaining 10% is owned by an unrelated third party. The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China. The JV is fully consolidated in the Company’s condensed financial statements, and the 10% noncontrolling interest is presented separately in the consolidated balance sheet within equity and in the consolidated statement of operations as a component of net income (loss).

As part of the JV agreement, LiqTech has agreed to make our technology available to the JV and to transfer the utilization rights necessary for operations in the marine scrubber market in China. In February 2025, the JV received R&D funding of RMB 8,000,000 (approximately USD 1.1 million) from the JV partner to support capability development and system construction. The funding is classified as a long-term loan in the financial statements and may be increased to up to RMB 10,000,000 within 12 months if certain technical and commercial milestones are achieved.

The loan bears a fixed annual interest rate of 12% per annum and has no set maturity date. At the sole discretion of LiqTech, the loan may be either converted into equity of the JV in connection with future capital increases or equity injections, or it may be repaid in full with accrued interest. There is no separate default rate beyond the stated contractual interest, and no mandatory repayment terms exist unless elected by LiqTech.

As of March 31, 2025, the noncontrolling interest in the JV amounted to $6,838 and reflects the third party’s share of the JV’s net assets and net loss for the period.

NOTE 3 – DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company operates in three reportable segments: Water, Ceramics, and Plastics.

The Company sells products throughout the world, and sales by geographical region are as follows for the three months ended March 31, 2025 and 2024:

	For the Three Months
	Ended March 31,
	2025	2024
Americas	$2,233,901	$1,197,197
Asia-Pacific	134,455	342,961
Europe	2,249,185	2,650,915
Middle East & Africa	-	44,271
Total revenue	$4,617,541	$4,235,344

The Company’s sales by segment are as follows for the three months ended March 31, 2025 and 2024:

	For the Three Months
	Ended March 31,
Revenues	2025	2024
Water	$2,693,722	$1,548,666
Ceramics	953,846	1,806,336
Plastics	969,973	880,342
Corporate	-	-
Total revenues	$4,617,541	$4,235,344

The Company’s income and total assets by segment are as follows:

	For the Three Months
	Ended March 31,
Net loss	2025	2024
Water	$(73,345)	$(434,488)
Ceramics	(1,003,561)	(978,673)
Plastics	(117,480)	(273,768)
Corporate	(1,163,956)	(701,366)
Total net loss	(2,358,342)	(2,388,295)

	As of
	March 31,	December 31,
Total assets	2025	2024
Water	$8,356,601	$8,235,726
Ceramics	10,644,618	10,679,025
Plastics	1,986,104	1,670,644
Corporate	11,583,515	11,842,084
Total assets	$32,570,838	$32,427,479

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Trade accounts receivable	$4,101,003	$3,033,612
Allowance for current expected credit losses	(660,980)	(637,556)
Total accounts receivable, net	$3,440,023	$2,396,056

The roll-forward of the allowance for doubtful accounts for the periods ended March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Allowance for current expected credit losses at the beginning of the period	$637,556	$134,912
Bad debt expense	12,007	578,423
Receivables written off during the periods	(11,123)	(49,577)
Effect of exchange rate changes	22,540	(26,202)
Allowance for current expected credit losses at the end of the period	$660,980	$637,556

NOTE 5 – INVENTORIES

Inventories consisted of the following on March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Raw materials	$2,837,155	$2,734,781
Work in process	2,428,645	2,435,280
Finished goods and filtration systems	1,708,563	1,580,255
Reserve for obsolescence	(1,259,408)	(1,209,124)
Total inventories, net	$5,714,955	$5,541,192

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

The roll-forward of Contract assets and Contract liabilities for the periods ended March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Cost incurred	$1,688,134	$2,512,901
Unbilled project deliveries	-	51,442
VAT	158,137	93,961
Other receivables	2,757	20,972
Prepayments	(1,136,852)	(1,121,897)
	$712,176	$1,557,379

Distributed as follows:
Contract assets	$850,986	$1,666,698
Contract liabilities	(138,810)	(109,319)
	$712,176	$1,557,379

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

During the three months ended March 31, 2025, cash paid for amounts included for the measurement of finance lease liabilities was $116,413, and the Company recorded finance lease expenses in other income (expenses) of $31,779.

During the three months ended March 31, 2025, cash paid for amounts included for the measurement of operating lease liabilities was $210,187, and the Company recorded operating lease expense of $210,187.

Supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024 was as follows:

	March 31,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$4,469,577	$4,450,822

Operating lease liabilities – current	$569,435	$544,197
Operating lease liabilities – long-term	$3,900,142	3,906,625
Total operating lease liabilities	$4,469,577	$4,450,822

Finance leases:
Property and equipment, at cost	$4,227,205	$4,082,864
Accumulated depreciation	(1,290,157)	(1,157,025)
Property and equipment, net	$2,937,048	$2,925,839

Finance lease liabilities – current	$486,220	$458,347
Finance lease liabilities – long-term	1,665,330	1,600,931
Total finance lease liabilities	$2,151,550	$2,059,278

Weighted average remaining lease term:
Operating leases	7.9	8.1
Finance leases	3.2	3.1

Weighted average discount rate:
Operating leases	6.8%	6.8%
Finance leases	5.3%	5.5%

Maturities of lease liabilities at March 31, 2025 were as follows:

	Operating	Finance
	Leases	Leases
2025	$642,225	$458,098
2026	847,771	575,187
2027	847,771	1,088,086
2028	724,828	116,638
2029	478,942	164,036
Thereafter	2,203,675	41,907
Total payment under lease agreements	5,745,212	2,443,952
Less imputed interest	(1,275,635)	(292,402)
Total lease liabilities	$4,469,577	$2,151,550

NOTE 8 – LONG-TERM DEBT

The components of notes payable are as follows:

	March 31,	December 31,
	2025	2024
Senior promissory notes	$6,000,000	$6,000,000
Less: unamortized debt discount	(748,407)	(696,437)
Total senior promissory notes payable, net	$5,251,593	$5,303,563

Current portion of senior promissory notes payable	-	-
Senior promissory notes payable, less current portion	5,251,593	5,303,563
Total senior promissory notes payable, net	$5,251,593	$5,303,563

For the three months ended March 31, 2025, and 2024, the Company recognized interest expense of $0 and $0, respectively, and $168,030 and $146,040, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31,	December 31,
	2025	2024
Balance at January 1	$621,031	$629,100
Warranty costs charged to cost of goods sold	63,942	100,726
Utilization charges against reserve	-	(72,736)
Foreign currency effect	23,744	(36,059)
Balance at the end of the period	$708,717	$621,031

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of March 31, 2025 and December 31, 2024, there were 9,606,024 and 9,475,443 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the three months ended March 31, 2025, the Company has made the following issuances of Common Stock:

On January 1, 2025, the Company issued 30,703 shares of Common Stock to settle RSUs. The RSUs were valued at $81,886 for services provided by management in 2024. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2024.

On January 3, 2025, the Company issued 52,350 shares of Common Stock to settle RSUs. The RSUs were valued at $183,750 for services provided by the Board of Directors in 2024. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2024.

On January 3, 2024, the Company issued 75,921 shares of Common Stock to settle RSUs. The RSUs were valued at $245,899 for services provided by management in 2024. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2024. In connection with the issuance, 28,394 shares of Common Stock, with a total value of $53,097, were withheld from vesting to settle tax withholdings associated with stock-based compensation.

Warrants

On March 26, 2025, the Company entered into a Second Amendment to the Note and Warrant Purchase Agreement (the "Second Amendment") originally dated June 22, 2022, with the holders of the Company’s senior promissory notes. In connection with the Second Amendment, the parties executed Allonge No. 2 (the "Allonges") to each of the existing amended notes, resulting in an extension of the maturity date from January 1, 2026 to May 1, 2027.

Additionally, pursuant to the Allonges, beginning on January 1, 2026, the notes will bear interest at a rate of 10% per annum, payable semiannually. In the event of a default or if the notes are not repaid on or before the new maturity date, the interest rate increases to 13% per annum, with a monthly 1% step-up up to a cap of 16% per annum, payable monthly. Accrued interest (excluding default interest) may be paid in cash or in shares of common stock, at the Company’s election, subject to certain limitations.

As part of the transaction, the Company and the noteholders also agreed to amend and restate the related warrants, reducing the exercise price from $5.20 to $2.00 per share and extending the expiration date to December 31, 2029. The repricing resulted in an incremental change in warrant value of $220,000.

The following is a summary of the periodic changes in warrants outstanding for the three months ended March 31, 2025, and 2024:

	2025	2024
Outstanding, December 31	11,391,225	5,021,354
Warrants issued in connection with public offering and private placement	-	-
Exercises and conversions	-	-
Outstanding, March 31	11,391,225	5,021,354

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers, directors, and consultants of the Company. At March 31, 2025, 26,042 RSUs were granted and outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers and directors of the Company. At March 31, 2025, 528,529 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $241,245 and $193,321 for the three-month periods ended March 31, 2025, and 2024, respectively. On March 31, 2025, the Company had $1,067,746 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of March 31, 2025 and changes during the period are presented below:

	March 31, 2025
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2024	357,903	$3.25	$-
Granted	376,431	1.97	-
Vested and settled with share issuance	(158,975)	3.22	-
Forfeited	(20,788)	2.33	-
Outstanding, March 31, 2025	554,571	$2.42	$-

NOTE 11 – LOSS PER SHARE

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the periods where there is a net loss, stock options, warrants, and RSUs have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Consequently, the weighted average number of shares of Common Stock used to calculate both basic and diluted net loss per common share is the same for the reported periods.

As of March 31, 2025, the Company had 554,571 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

As of March 31, 2024, the Company had 405,298 RSUs, 3,390,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months
	Ended March 31,
	2025	2024
Customer A	44%	22%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	March 31,	December 31,
	2025	2024
Customer A	16%	20%
Customer B	39%	*	%

* Zero or less than 10%

As of March 31, 2025, approximately 93% of the Company’s assets were located in Denmark, 4% were located in China, and 3% were located in the U.S. As of December 31, 2024, approximately 86% of the Company’s assets were located in Denmark, 0% were located in China, and 14% were located in the U.S.

NOTE 13 – SUBSEQUENT EVENTS

None.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2025 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes as well as developing industry-leading and fully automated filtration solutions and systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes for liquid filtration systems, ceramic diesel particulate filters (DPFs) to control soot exhaust particles and black carbon emission from diesel engines, and plastic components for usage across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on innovative silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, which we collectively refer to herein as our “Subsidiaries”.

At present, we conduct our operations in the Kingdom of Denmark and China, with locations in the Copenhagen area, Hobro and Shanghai.

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

Comparison of the Three Months Ended March 31, 2025, and March 31, 2024

The following table sets forth our revenues, expenses, and net loss for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
					Period to Period Change
		As a %		As a %		Percent
	2025	of Sales	2024	of Sales	Variance	%
Revenue	$4,617,541	100.0%	$4,235,344	100.0%	$382,197	9.0%
Cost of goods sold	4,492,485	97.3	3,964,242	93.6	528,243	13.3
Gross Profit (Loss)	125,056	2.7	271,102	6.4	(146,046)	(53.9)

Operating Expenses
Selling expenses	718,016	15.5	517,579	12.2	200,437	38.7
General and administrative expenses	1,362,246	29.5	1,544,731	36.5	(182,485)	(11.8)
Research and development expenses	230,123	5.0	254,812	6.0	(24,689)	(9.7)
Total Operating Expenses	2,310,385	50.0	2,317,122	54.7	(6,737)	(0.3)

Loss from Operation	(2,185,329)	(47.3)	(2,046,020)	(48.3)	(139,309)	6.8

Other Income (Expense)
Interest and other income	68,751	1.5	69,086	1.6	(335)	(0.5)
Interest expense	(48,283)	(1.0)	(71,719)	(1.7)	23,436	(32.7)
Amortization of debt discount	(168,030)	(3.6)	(146,040)	(3.4)	(21,990)	15.1
Gain on currency transactions	35,516	0.8	255,536	6.0	(220,020)	(86.1)
Loss on disposal of property and equipment	(61,306)	(1.3)	(463,577)	(10.9)	402,271	(86.8)
Total Other Income (Expense)	(173,352)	(3.8)	(356,714)	(8.4)	183,362	(51.4)

Loss Before Income Taxes	(2,358,681)	(51.1)	(2,402,734)	(56.7)	44,053	(1.8)
Income tax benefit	(339)	(0.0)	(14,439)	(0.3)	14,100	(97.7)

Net Loss	$(2,358,342)	(51.1)%	$(2,388,295)	(56.4)%	$29,953	(1.3)%
Net Loss attributable to Noncontrolling Interest	(6,950)	(0.2)	-	-	(6,950)	-
Net Loss attributable to LiqTech International, Inc.	(2,351,392)	(50.9)	(2,388,295)	(56.4)	36,903	(1.5)

Revenues

Revenue for the three months ended March 31, 2025 was $4,617,541 compared to $4,235,344 for the same period in 2024, representing an increase of $382,197, or 9.0%. The favorable change was attributable to an increase in liquid filtration systems, specifically a full-scale system delivery to the U.S., and increased sales of plastics products, partly offset by a decrease in deliveries of ceramic membranes and DPFs. The Company believes that the decrease in sales of ceramic membranes and DPFs reflects temporary market conditions, with customers awaiting potential interest rate cuts.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2025 was $125,056 (representing a gross loss margin of 2.7%) compared to a gross profit of $271,102 (representing a gross profit margin of 6.4%) for the same period in 2024, marking a decrease of $146,046, or 53.9%. This decline was primarily driven by the low gross profit margin related to the delivery of a full-scale liquid filtration system to the U.S., caused by associated development costs for the system. Also impacting gross profit was, the underutilization of our manufacturing capacity as a direct result of the decline in ceramic membranes and DPFs. This impact were partly offset by lower depreciation expenses. Included in the gross profit was depreciation of $392,292 and $451,644 for the three months ended March 31, 2025, and 2024, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2025 were $2,310,385, representing a decrease of $6,737, or 0.3%, compared to $2,317,122 for the same period in 2024.

Selling expenses for the three months ended March 31, 2025 were $718,016 compared to $517,579 for the same period in 2024, representing an increase of $200,437, or 38.7%. The increase in selling expenses is mainly related to lower sales commissions in 2024, along with the cost associated with the newly formed joint venture, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd. The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China. The increase was partially offset by decreased bad debt expense and lower depreciation.

General and administrative expenses for the three months ended March 31, 2025 were $1,362,246 compared to $1,544,731 for the same period in 2024, representing a decrease of $182,485, or 11.8%. The decrease was mainly attributable to non-recurring costs in the comparable period related to recruitment expenses associated with the CFO transition along with savings on external consulting services during this period. Included in general and administrative expenses were non-cash compensation of $241,245 and $193,321 for the three months ended March 31, 2025, and 2024, respectively.

Research and development expenses for the three months ended March 31, 2025 were $230,123 compared to $254,812 for the same period in 2024, representing a decrease of $24,689, or 9.7%. The decrease was primarily attributed to a reduction in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function, partially offset by increased patent costs.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2025 were $173,352 compared to other expenses of $356,714 for the comparable period in 2024, representing a favorable change of $183,362, or 51.4%. The change was primarily attributable to significant losses on the disposal of property and equipment in the prior-year period, partially offset by a lower gain on currency transactions for the three months ended  March 31, 2025 as well as increased debt discount amortization due to the extension of the maturity date for the senior promissory notes.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the three months ended March 31, 2025 of $2,358,342 compared to $2,388,295 for the comparable period in 2024, representing a decrease in net loss of $29,953, or 1.3%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations, and our available lines of credit. On March 31, 2025, we had cash of $10,447,432 and net working capital of $15,404,982, and on December 31, 2024, we had cash of $10,868,728 and net working capital of $15,736,809. On March 31, 2025, our net working capital had decreased by $331,827 compared to December 31, 2024, mainly as a result of a reduction in cash and cash equivalents to fund operating losses.

Based on current projections, which are subject to significant uncertainties--including the duration and severity of global macroeconomic issues, trade wars and associated tariffs, geopolitical instability, commodity price volatility, and continued global supply chain disruptions--the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

While the Company anticipates that its proactive measures will be sufficient to protect the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business. In the future, the Company may experience reduced or changed demand for its products and services, especially if there is a global recession, structural shift in regulation, or the continuation of escalating interest rates and tariffs that adversely impact the investment decisions of our customers.

Cash Flows

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Cash flows from operating activities for the period ending March 31, 2025 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows used in operating activities for the three months ended March 31, 2025 were $1,297,186, representing a favorable change of $659,516 compared to cash flows used in operating activities of $1,956,702 for the three months ended March 31, 2024. The cash flows used in operating activities for the period consists mainly of the net loss of $2,358,343, adjusted for depreciation and other non-cash-related items of $1,047,068, increase in accounts receivables of $933,161, partially offset by decrease in contract assets of $850,839.

Cash flows used in investing activities were $110,860 for the three months ended March 31, 2025 as compared to cash flows from investing activities of $551,787 for the three months ended March 31, 2024, representing an unfavorable change of $662,647. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets, partly offset by proceeds from the disposition of production equipment in our Ballerup facility.

Cash flows provided from financing activities were $989,722 for the three months ended March 31, 2025 compared to cash flows used by financing activities of $1,009,437 for the three months ended March 31, 2024, representing a favorable change of $1,999,159. The finance activities include proceeds from a long term loan received and capital contribution from noncontrolling interest in the JV. Additionally, in the comparing period finance activities included the repayment of a lease agreement.

Off Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 28, 2025 for the year ended December 31, 2024.

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

ITEM 1A. RISK FACTORS

Changes in U.S. policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as reciprocal tariffs or trade wars, particularly with regard to China, may have a material adverse impact on our business, results of operations, or financial condition. In April-May 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries, including China have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy. These recent tariffs and the subsequent retaliatory tariffs could increase the cost of goods for our products or reduce our ability to sell products globally, particularly in China, which may adversely affect our operating results and financial condition. So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results, primarily due to our prior efforts to accumulate and maintain inventories at favorable cost levels. However, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impact our business by increasing trade-related costs or affecting the demand for our products globally. Any further unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact the competitive position of our products. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the quarter ended March 31, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our other filings with the SEC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(a)

Item 5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On May 12, 2025, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “Bylaws”), effective immediately. The material amendments to the Bylaws provide for the following:

(a) Amendments to Section 1.1 to clarify that shareholder meetings may be held by remote communications, as permitted under Section 78.320 of the Nevada Revised Statutes (the “NRS”);

(b) Amendments to Section 1.2 to provide explicit language that the failure to hold an annual meeting at the designated time shall not affect the validity of any action taken by the Company;

(c) Amendments to Section 1.3 to clarify that the only business which may be conducted at a special meeting of stockholders shall be matters set forth in the notice of such meeting;

(d) Amendments to Section 1.7 to clarify the voting standard on matters other than the election of directors so as to mirror the provision in NRS 78.320(1)(b);

(e) The deletion of Section 1.10, Nature of Business at Meetings of Stockholders, as the section was repetitive of former Section 1.11, Advance Notice of Nominations by Shareholders and Shareholder Proposals;

(f) Amendments to Section 1.11(b) to clarify that any stockholder’s notice to the Company’s Secretary of the matters a stockholder proposes to bring before the meeting includes a representation that such stockholder intends to appear in person or by proxy at the meeting to bring such business before the meeting;

(g) Amendments to Section 2.8(b) to clarify that meetings of the Board may be held by remote communications, as permitted under NRS 78.320;

(h) Amendments to former Section 3.5 to remove references to a Vice Chairman;

(i) The deletion of former Sections 3.10 and 3.11 that described a Chief Corporate Officer and Chief Medical Officer position, which are inapplicable to the Company;

(j) Amendments to Section 4.1(a) and the addition of a new Section 4.1(e) to provide for the Governance and Nominating Committee as a standing committee of the Board;

(k) Amendments to Section 6.5 to clarify the authority of the Company to issue certificates or uncertificated shares in place of lost, stolen or destroyed certificates, and to also require the owner to give a bond;

(l) Amendments to Sections 9.1 and 9.2 to add a provision that the Company is not required to indemnify its directors, officers, employees or agents if such person (i) breached their fiduciary duties to the Company through intentional misconduct, fraud, or a knowing violation of law, (ii) did not act in good faith and in a manner that such person reasonably believed to be in the best interests of the Company and in the case of a criminal action, did not have reasonable cause to believe their conduct was unlawful, which confirms with NRS 78.751(3)(a);

(m) The addition of a new Article X which adds provisions related to the Company’s (i) registered agent, (ii) principal office, (iii) purpose and (iv) books and records;

(n) The addition of a new Article XVI which adds provisions related to (i) conflicts with the Company’s Articles of Incorporation and (ii) the treatment of invalid provisions of the Bylaws; and

(o) A number of other clarifying, conforming, and immaterial amendments.

This description of the amendments to the Bylaws is qualified in its entirety by reference to the text of the Bylaws, which is included as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c)     Insider Trading Plans

During the quarter ended  March 31, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024 (File No. 001-36210)

3.2	Amended and Restated Bylaws	Filed herewith

4.1	Form of Amended and Restated Warrant	Incorporated by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025 (File No. 001-36210)

10.1*	Service Agreement between Liqtech Holding A/S and David Kowalczyk, dated January 27, 2025	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 31, 2025 (File No. 001-36210)

10.2*	Separation Agreement between Liqtech Holding A/S and Phillip Massie Price, dated March 20, 2025	Incorporated by reference to Exhibit 10.18 the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025 (File No. 001-36210)

10.3	Second Amendment to Note And Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025 (File No. 001-36210)

10.4	Form of Allonge No.2	Incorporated by reference to Exhibit 10.19 the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025 (File No. 001-36210)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*Denotes a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiqTech International, Inc.

Dated: May 14, 2025	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2025	/s/ David Noerby Foss Kowalczyk
David Noerby Foss Kowalczyk, Chief Financial and Operating Officer
(Principal Financial, Accounting and Operating Officer)