Form 10-Q
period 2025-06-30
LIQTECH INTERNATIONAL INC
filed 2025-08-13
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 9,614,043 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2025

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

Forward-looking statements include, but are not limited to, statements concerning:

●	The potential adverse effects on our operations and financial performance from armed conflicts or geopolitical tensions;

●	The potential adverse impact of global trade restrictions, tariffs and geopolitical tensions on our business and supply chain;

●	The potential negative impact of prolonged energy market volatility and supply disruptions on our business;

●	The potential adverse impact of health crises, pandemics, and public health emergencies on our business, financial condition, and operations;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in interest rates or tightening of debt capital markets;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	Exposure to potentially adverse tax consequences;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to, or find it difficult to, enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations; and

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$8,673,449	$10,868,728
Accounts receivable, net	4,095,991	2,396,056
Inventories, net	5,514,889	5,541,192
Contract assets	1,140,358	1,666,698
Prepaid expenses and other current assets	367,630	168,443

Total Current Assets	19,792,317	20,641,117

Non-Current Assets:
Property and equipment, net	6,445,062	6,618,822
Operating lease right-of-use assets	4,690,909	4,450,822
Deposits and other assets	505,382	456,658
Intangible assets, net	40,110	39,367
Goodwill	247,626	220,693

Total Non-Current Assets	11,929,089	11,786,362

Total Assets	$31,721,406	$32,427,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,532,813	$1,300,966
Accrued expenses	2,698,239	2,491,479
Current portion of finance lease liabilities	522,815	458,347
Current portion of operating lease liabilities	623,766	544,197
Contract liabilities	102,710	109,319

Total Current Liabilities	5,480,343	4,904,308

Non-Current Liabilities:
Deferred tax liability	64,281	57,960
Finance lease liabilities, net of current portion	1,676,281	1,600,931
Operating lease liabilities, net of current portion	4,067,143	3,906,625
Loan from related party, net of current portion	1,167,215	-
Notes payable, net	5,335,911	5,303,563

Total Non-Current Liabilities	12,310,831	10,869,079

Total Liabilities	17,791,174	15,773,387

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 9,614,043 and 9,475,443 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9,614	9,475
Additional paid-in capital	109,912,732	109,274,166
Accumulated deficit	(90,770,715)	(86,267,438)
Accumulated other comprehensive loss	(5,218,427)	(6,362,111)

Total Stockholders' Equity	13,933,204	16,654,092

Noncontrolling Interest	(2,972)	-

Total Equity	13,930,232	16,654,092

Total Liabilities and Equity	$31,721,406	$32,427,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$4,957,489	$4,485,062	$9,575,030	$8,720,406
Cost of goods sold	4,472,911	3,767,851	8,965,396	7,732,093

Gross Profit	484,578	717,211	609,634	988,313

Operating Expenses:
Selling expenses	812,568	855,122	1,530,584	1,372,701
General and administrative expenses	1,539,323	1,541,316	2,901,569	3,086,047
Research and development expenses	242,556	407,292	472,679	662,104

Total Operating Expenses	2,594,447	2,803,730	4,904,832	5,120,852

Loss from Operations	(2,109,869)	(2,086,519)	(4,295,198)	(4,132,539)

Other Income (Expense):
Interest and other income	64,605	45,744	133,356	114,830
Interest expense	(63,466)	(29,290)	(111,749)	(101,009)
Amortization of debt discount	(84,318)	(150,591)	(252,348)	(296,631)
Gain (loss) on foreign currency transactions	34,060	84,462	69,576	339,998
Gain (loss) on disposal of property and equipment	(2,158)	10,344	(63,464)	(453,233)

Total Other Expense	(51,277)	(39,331)	(224,629)	(396,045)

Loss Before Income Taxes	(2,161,146)	(2,125,850)	(4,519,827)	(4,528,584)

Income tax benefit	(360)	(14,150)	(699)	(28,589)

Net Loss	$(2,160,786)	$(2,111,700)	$(4,519,128)	$(4,499,995)

Net Loss attributable to noncontrolling interest	(8,901)	-	(15,851)	-
Net Loss attributable to LiqTech International, Inc.	(2,151,885)	(2,111,700)	(4,503,277)	(4,499,995)

Loss Per Common Share – Basic and Diluted	$(0.22)	$(0.36)	$(0.47)	$(0.77)

Weighted-Average Common Shares Outstanding – Basic and Diluted	9,606,902	5,808,127	9,606,902	5,806,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Loss	(2,160,786)	(2,111,700)	(4,519,128)	(4,499,995)

Loss on foreign currency translation adjustments	794,429	(213,191)	1,142,775	(756,771)

Total Other Comprehensive Loss	$(1,366,357)	$(2,324,891)	$(3,376,353)	$(5,256,766)

Net loss attributable to non-controlling interests	8,901	-	15,851	-

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(1,357,456)	$(2,324,891)	$(3,360,502)	$(5,256,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2024	9,475,443	9,475	109,274,166	(86,267,438)	(6,362,111)	16,654,092	-	16,654,092

Common stock issued in settlement of RSUs	158,975	159	(159)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	241,245	-	-	241,245	-	241,245

Currency translation, net	-	-	-	-	348,346	348,346	-	348,346

Net loss	-	-	-	(2,351,392)	-	(2,351,392)	-	(2,351,392)

Capital contribution from noncontrolling interest	-	-	-	-	-	-	13,788	13,788

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(6,950)	(6,950)

Balance at March 31, 2025	9,606,024	9,606	109,682,187	(88,618,830)	(6,013,765)	15,059,198	6,838	15,066,036

Common stock issued in settlement of RSUs	8,019	8	(8)	-	-	-	-	-

Stock-based compensation	-	-	230,553	-	-	230,553	-	230,553

Currency translation, net	-	-	-	-	795,338	795,338	(909)	794,429

Net loss	-	-	-	(2,151,885)	-	(2,151,885)	-	(2,151,885)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(8,901)	(8,901)

Balance at June 30, 2025	9,614,043	9,614	109,912,732	(90,770,715)	(5,218,427)	13,933,204	(2,972)	13,930,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016	-	17,276,016

Common Stock issued in settlement of RSUs	110,028	110	(110)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	30	-	-	-	-	-

Stock-based compensation	-	-	193,321	-	-	193,321	-	193,321

Currency translation, net	-	-	-	-	(543,580)	(543,580)	-	(543,580)

Net loss	-	-	-	(2,388,295)	-	(2,388,295)	-	(2,388,295)

Balance at March 31, 2024	5,807,340	5,807	98,989,598	(78,310,475)	(6,147,468)	14,537,462	-	14,537,462

Common Stock issued in settlement of RSUs	11,932	12	(12)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	-	-	(104,940)	-	-	(104,940)	-	(104,940)

Stock-based compensation	-	-	166,617	-	-	166,617	-	166,617

Currency translation, net	-	-	-	-	(213,191)	(213,191)	-	(213,191)

Net loss	-	-	-	(2,111,700)	-	(2,111,700)	-	(2,111,700)

Balance at June 30, 2024	5,819,272	5,819	99,051,263	(80,422,175)	(6,360,659)	12,274,248	-	12,274,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(4,519,128)	$(4,499,995)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	900,766	1,067,312
Amortization of debt discount	252,348	296,631
Stock-based compensation	471,798	359,938
Amortization of right-of-use assets	281,639	271,926
Deferred taxes	(699)	(28,589)
(Gain) loss on disposal of property and equipment	63,464	453,233

Changes in assets and liabilities:
Accounts receivable	(1,307,919)	268,143
Inventories	652,828	(525,240)
Contract assets	678,102	(79,639)
Prepaid expenses and other current assets	(227,584)	(227,077)
Accounts payable	74,808	(562,014)
Accrued expenses	71,919	(263,144)
Operating lease liabilities	(281,639)	(273,833)
Contract liabilities	(18,539)	(37,331)

Net Cash used in Operating Activities	(2,907,836)	(3,779,679)

Cash Flows from Investing Activities:
Purchase of property and equipment	(102,342)	(612,090)
Proceeds from the disposal of property and equipment	54,457	945,261

Net Cash used in Investing Activities	(47,885)	333,171

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(240,849)	(1,115,153)
Proceeds from related party loan	1,084,616	-
Capital contribution from noncontrolling interest	12,729	-

Net Cash provided by Financing Activities	856,496	(1,115,153)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(96,054)	(370,744)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(2,195,279)	(4,932,405)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,868,728	10,422,181

Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,673,449	$5,489,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$107,753	$97,769
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	$149,219	$83,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of LiqTech International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The  December 31, 2024 consolidated balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2025. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

As part of the JV agreement, LiqTech has agreed to make our technology utilization available to the JV and to transfer the utilization rights necessary for operations in the marine scrubber market in China. In February 2025, the JV received R&D funding of RMB 8,000,000 (approximately USD 1.1 million) from the JV partner to support capability development and system construction. The funding is classified as a long-term loan in the financial statements and may be increased to up to RMB 10,000,000 within 12 months if certain technical and commercial milestones are achieved.

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

As of June 30, 2025, the noncontrolling interest in the JV amounted to $2,972 and reflects the third party’s share of the JV’s net assets and net loss for the period.

NOTE 3 – DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company operates in three reportable segments: Water, Ceramics, and Plastics.

The Company sells products throughout the world, and sales by geographical region are as follows for the three and six months ended June 30, 2025 and 2024:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Americas	$1,252,870	$329,711	$3,486,771	$1,526,908
Asia-Pacific	376,413	92,535	510,868	435,496
Europe	3,205,345	3,285,925	5,454,530	5,936,840
Middle East & Africa	122,861	776,891	122,861	821,162
Total revenue	$4,957,489	$4,485,062	$9,575,030	$8,720,406

The Company’s sales by segment are as follows for the three and six months ended June 30, 2025 and 2024:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenues	2025	2024	2025	2024
Water	$2,442,696	$1,870,625	$5,136,418	$3,419,291
Ceramics	1,299,412	1,665,138	2,253,258	3,471,474
Plastics	1,215,381	949,299	2,185,354	1,829,641
Corporate	-	-	-	-
Total revenues	$4,957,489	$4,485,062	$9,575,030	$8,720,406

The Company’s income and total assets by segment are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Net loss	2025	2024	2025	2024
Water	(187,961)	(254,251)	(261,305)	(688,739)
Ceramics	(790,593)	(340,160)	(1,794,153)	(1,318,834)
Plastics	(37,689)	(240,414)	(155,169)	(514,181)
Corporate	(1,144,543)	(1,276,875)	(2,308,501)	(1,978,241)
Total net loss	(2,160,786)	(2,111,700)	(4,519,128)	(4,499,995)

	As of
	June 30,	December 31,
Total assets	2025	2024
Water	$8,893,465	$8,235,726
Ceramics	10,258,473	10,679,025
Plastics	2,156,260	1,670,644
Corporate	10,413,208	11,842,084
Total assets	$31,721,406	$32,427,479

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Trade accounts receivable	$4,290,599	$3,033,612
Allowance for current expected credit losses	(194,608)	(637,556)
Total accounts receivable, net	$4,095,991	$2,396,056

The roll-forward of the allowance for doubtful accounts for the periods ended June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Allowance for current expected credit losses at the beginning of the period	$637,556	$134,912
Bad debt expense	(38,891)	578,423
Receivables written off during the period	(481,864)	(49,577)
Effect of exchange rate changes	77,807	(26,202)
Allowance for current expected credit losses at the end of the period	$194,608	$637,556

NOTE 5 – INVENTORIES

Inventories consisted of the following on June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Raw materials	$3,405,195	$2,734,781
Work in process	1,890,956	2,435,280
Finished goods and filtration systems	1,619,526	1,580,255
Reserve for obsolescence	(1,400,788)	(1,209,124)
Total inventories, net	$5,514,889	$5,541,192

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

The roll-forward of Contract assets and Contract liabilities for the periods ended June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Cost incurred	$2,110,111	$2,512,901
Unbilled project deliveries	-	51,442
VAT	254,767	93,961
Other receivables	9,584	20,972
Prepayments	(1,336,814)	(1,121,897)
	$1,037,648	$1,557,379

Distributed as follows:
Contract assets	$1,140,358	$1,666,698
Contract liabilities	(102,710)	(109,319)
	$1,037,648	$1,557,379

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

During the six months ended June 30, 2025, cash paid for amounts included for the measurement of finance lease liabilities was $243,724, and the Company recorded finance lease expenses in other income (expenses) of $64,806.

During the six months ended June 30, 2025, cash paid for amounts included for the measurement of operating lease liabilities was $435,174, and the Company recorded operating lease expense of $435,174.

Supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024 was as follows:

	June 30,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$4,690,909	$4,450,822

Operating lease liabilities – current	$623,766	$544,197
Operating lease liabilities – long-term	$4,067,143	3,906,625
Total operating lease liabilities	$4,690,909	$4,450,822

Finance leases:
Property and equipment, at cost	$4,581,132	$4,082,864
Accumulated depreciation	(1,503,101)	(1,157,025)
Property and equipment, net	$3,078,031	$2,925,839

Finance lease liabilities – current	$522,815	$458,347
Finance lease liabilities – long-term	1,676,281	1,600,931
Total finance lease liabilities	$2,199,096	$2,059,278

Weighted average remaining lease term:
Operating leases	7.7	8.1
Finance leases	2.9	3.1

Weighted average discount rate:
Operating leases	6.8%	6.8%
Finance leases	5.3%	5.5%

Maturities of lease liabilities at June 30, 2025 were as follows:

	Operating	Finance
	Leases	Leases
2025	$461,841	$327,957
2026	918,751	617,279
2027	918,751	1,173,121
2028	785,515	125,201
2029	519,041	176,646
Thereafter	2,388,180	45,136
Total payment under lease agreements	5,992,079	2,465,340
Less imputed interest	(1,301,170)	(266,244)
Total lease liabilities	$4,690,909	$2,199,096

NOTE 8 – LONG-TERM DEBT

The components of notes payable are as follows:

	June 30,	December 31,
	2025	2024
Senior promissory notes	$6,000,000	$6,000,000
Less: unamortized debt discount	(664,089)	(696,437)
Total senior promissory notes payable, net	$5,335,911	$5,303,563

Current portion of senior promissory notes payable	-	-
Senior promissory notes payable, less current portion	5,335,911	5,303,563
Total senior promissory notes payable, net	$5,335,911	$5,303,563

For the six months ended June 30, 2025, and 2024, the Company recognized interest expense of $0 and $0, respectively, and $252,348 and $296,632, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30,	December 31,
	2025	2024
Balance at January 1	$621,031	$629,100
Warranty costs charged to cost of goods sold	66,193	100,726
Utilization charges against reserve	-	(72,736)
Foreign currency effect	80,831	(36,059)
Balance at the end of the period	$768,055	$621,031

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of June 30, 2025 and December 31, 2024, there were 9,614,043 and 9,475,443 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the six months ended June 30, 2025, the Company has made the following issuances of Common Stock:

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

On January 3, 2025, the Company issued 75,921 shares of Common Stock to settle RSUs. The RSUs were valued at $245,899 for services provided by management in 2024. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2024. In connection with the issuance, 28,394 shares of Common Stock, with a total value of $53,097, were withheld from vesting to settle tax withholdings associated with stock-based compensation.

On April 30, 2025, the Company issued 8,019 shares of Common Stock to settle RSUs. The RSUs were valued at $11,868 for services provided by management.

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

The following is a summary of the periodic changes in warrants outstanding for the six months ended June 30, 2025, and 2024:

	2025	2024
Outstanding, December 31	11,391,225	5,021,354
Warrants issued in connection with public offering and private placement	-	-
Exercises and conversions	-	-
Outstanding, June 30	11,391,225	5,021,354

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (as amended, the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers, directors, and consultants of the Company. At June 30, 2025, 26,042 RSUs were granted and outstanding under the Incentive Plan.

Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers and directors of the Company. At June 30, 2025, 511,651 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $471,798 and $359,938 for the six-month periods ended June 30, 2025, and 2024, respectively. On June 30, 2025, the Company had $820,628 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of June 30, 2025 and changes during the period are presented below:

	June 30, 2025
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2024	357,903	$3.25	$-
Granted	376,431	1.97	-
Vested and settled with share issuance	(166,994)	3.19	-
Forfeited	(29,647)	2.19	-
Outstanding, June 30, 2025	537,693	$2.43	$-

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

As of June 30, 2025, the Company had 537,693 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

As of June 30, 2024, the Company had 405,553 RSUs, 3,930,008 prefunded warrants, and 1,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2025		2024		2025		2024
Customer A	*	%	16%		*	%	*	%
Customer B	*	%	10%		*	%	*	%
Customer C	11%		*	%	*	%	*	%
Customer D	*	%	*	%	20%		11%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	June 30,	December 31,
	2025	2024
Customer D	36%	*	%
Customer E	12%	*	%
Customer F	* %	20%

* Zero or less than 10%

As of June 30, 2025, approximately 94% of the Company’s assets were located in Denmark, 4% were located in China, and 2% were located in the U.S. As of December 31, 2024, approximately 86% of the Company’s assets were located in Denmark, 0% were located in China, and 14% were located in the U.S.

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

At present, we conduct our operations in the Kingdom of Denmark and China, with locations in the Copenhagen area, Hobro and Nantong.

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with regulatory tailwinds and sustainability implications. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution. We currently provide water filtration systems for commercial pool owners, marine scrubber technology providers, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, chemical, and other industries.

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

Comparison of the Three Months Ended June 30, 2025, and June 30, 2024

The following table sets forth our revenues, expenses, and net loss for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
					Period to Period Change
		As a %		As a %		Percent
	2025	of Sales	2024	of Sales	Variance	%
Revenue	$4,957,489	100.0%	$4,485,062	100.0%	$472,427	10.5%
Cost of goods sold	4,472,911	90.2	3,767,851	84.0	705,060	18.7
Gross Profit (Loss)	484,578	9.8	717,211	16.0	(232,633)	(32.4)

Operating Expenses
Selling expenses	812,568	16.4	855,122	19.1	(42,554)	(5.0)
General and administrative expenses	1,539,323	31.1	1,541,316	34.4	(1,993)	(0.1)
Research and development expenses	242,556	4.9	407,292	9.1	(164,736)	(40.4)
Total Operating Expenses	2,594,447	52.3	2,803,730	62.5	(209,283)	(7.5)

Loss from Operation	(2,109,869)	(42.6)	(2,086,519)	(46.5)	(23,350)	1.1

Other Income (Expense)
Interest and other income	64,605	1.3	45,744	1.0	18,861	41.2
Interest expense	(63,466)	(1.3)	(29,290)	(0.7)	(34,176)	116.7
Amortization of debt discount	(84,318)	(1.7)	(150,591)	(3.4)	66,273	(44.0)
Gain on currency transactions	34,060	0.7	84,462	1.9	(50,402)	(59.7)
Loss on disposal of property and equipment	(2,158)	(0.0)	10,344	0.2	(12,502)	(120.9)
Total Other Income (Expense)	(51,277)	(1.0)	(39,331)	(0.9)	(11,946)	30.4

Loss Before Income Taxes	(2,161,146)	(43.6)	(2,125,850)	(47.4)	(35,296)	1.7
Income tax benefit	(360)	(0.0)	(14,150)	(0.3)	13,790	(97.5)

Net Loss	$(2,160,786)	(43.6)%	$(2,111,700)	(47.1)%	$(49,086)	2.3%
Net Loss attributable to Noncontrolling Interest	(8,901)	(0.2)	-	-	(8,901)	-
Net Loss attributable to LiqTech International, Inc.	(2,151,885)	(43.4)	(2,111,700)	(47.1)	(40,185)	1.9

Revenues

Revenue for the three months ended June 30, 2025 was $4,957,489 compared to $4,485,062 for the same period in 2024, representing an increase of $472,427, or 10.5%. The favorable change was attributable to an increase in liquid filtration systems, specifically an increase in pool system deliveries and aftermarket sales, increased sales of plastics products, and increased sales of ceramic membranes, partially offset by a decrease in deliveries of DPFs.

Gross Profit (Loss)

Gross profit for the three months ended June 30, 2025 was $484,578 (representing a gross profit margin of 9.8%) compared to a gross profit of $717,211 (representing a gross profit margin of 16.0%) for the same period in 2024, marking a decrease of $232,633, or 32.4%. This decline was primarily driven by the underutilization of our manufacturing capacity following the decline in DPFs sales. Gross profit was further impacted by increased provisions and write-offs for slow-moving inventory also linked to the DPF activity. This impact was partially offset by lower depreciation expenses. Included in the gross profit was depreciation of $412,291 and $441,936 for the three months ended June 30, 2025, and 2024, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2025 were $2,594,447, representing a decrease of $209,283, or 7.5%, compared to $2,803,730 for the same period in 2024.

Selling expenses for the three months ended June 30, 2025 were $812,568 compared to $855,122 for the same period in 2024, representing a decrease of $42,554, or 5.0%. The decrease in selling expenses is mainly related to the release of bad debt provision due to aging improvements and lower depreciation. The decrease was partially offset by costs associated with the newly formed joint venture, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd. The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China.

General and administrative expenses for the three months ended June 30, 2025 were $1,539,323 compared to $1,541,316 for the same period in 2024, representing a decrease of $1,993, or 0.1%. While overall expenses remained stable, an increase in non-cash compensation was offset by corresponding decrease in salaries. Included in general and administrative expenses were non-cash compensation of $230,553 and $166,617 for the three months ended June 30, 2025, and 2024, respectively.

Research and development expenses for the three months ended June 30, 2025 were $242,556 compared to $407,292 for the same period in 2024, representing a decrease of $164,736, or 40.4%. The decrease was primarily attributed to one-time exit costs of a loss-making external development project in the prior-year period and additionally, a reduction in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2025 were $51,277 compared to other expenses of $39,331 for the comparable period in 2024, representing an unfavorable change of $11,946, or 30.4%. The change was primarily attributable to lower gain on currency transactions and increased interest expenses for the three months ended June 30, 2025, partially offset by decreased debt discount amortization.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the three months ended June 30, 2025 of $2,160,786 compared to $2,111,700 for the comparable period in 2024, representing a favorable change in net loss of $49,086, or 2.3%.

Comparison of the Six Months Ended June 30, 2025, and June 30, 2024

The following table sets forth our revenues, expenses, and net loss for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
					Period to Period Change
		As a %		As a %		Percent
	2025	of Sales	2024	of Sales	Variance	%
Revenue	$9,575,030	100.0%	$8,720,406	100.0%	$854,624	9.8%
Cost of goods sold	8,965,396	93.6	7,732,093	88.7	1,233,303	16.0
Gross Loss	609,634	6.4	988,313	11.3	(378,679)	(38.3)

Operating Expenses
Selling expenses	1,530,584	16.0	1,372,701	15.7	157,883	11.5
General and administrative expenses	2,901,569	30.3	3,086,047	35.4	(184,478)	(6.0)
Research and development expenses	472,679	4.9	662,104	7.6	(189,425)	(28.6)
Total Operating Expenses	4,904,832	51.2	5,120,852	58.7	(216,020)	(4.2)

Loss from Operation	(4,295,198)	(44.9)	(4,132,539)	(47.4)	(162,659)	3.9

Other Income (Expense)
Interest and other income	133,356	1.4	114,830	1.3	18,526	16.1
Interest expense	(111,749)	(1.2)	(101,009)	(1.2)	(10,740)	10.6
Amortization of debt discount	(252,348)	(2.6)	(296,631)	(3.4)	44,283	(14.9)
Gain (loss) on foreign currency transactions	69,576	0.7	339,998	3.9	(270,422)	(79.5)
Gain (loss) on disposal of property and equipment	(63,464)	(0.7)	(453,233)	(5.2)	389,769	(86.0)
Loss on assets held for sale	-	-	-	-	-	-
Total Other Expense	(224,629)	(2.3)	(396,045)	(4.5)	171,416	(43.3)

Loss Before Income Taxes	(4,519,827)	(47.2)	(4,528,584)	(51.9)	8,757	(0.2)
Income Tax Benefit	(699)	(0.0)	(28,589)	(0.3)	27,890	(97.6)

Net Loss	$(4,519,128)	(47.2)%	$(4,499,995)	(51.6)%	$(19,133)	0.4%
Net Loss attributable to Noncontrolling Interest	(15,851)	(0.3)	-	-	(15,851)	-
Net Loss attributable to LiqTech International, Inc.	(4,503,277)	(90.8)	(4,499,995)	(51.6)	(3,282)	0.1

Revenues

Revenue for the six months ended June 30, 2025 was $9,575,030 compared to $8,720,406 for the same period in 2024, representing an increase of $854,624, or 9.8%. The favorable change was attributable to an increase in liquid filtration systems, specifically a full-scale PureFlow™ system delivery and pool filtration systems, increased sales of plastics products, and increased sales of ceramic membranes, partially offset by a decrease in deliveries of DPFs.

Gross Profit (Loss)

Gross profit for the six months ended June 30, 2025 was $609,634 (representing a gross profit margin of 6.4%) compared to a gross profit of $988,313 (representing a gross profit margin of 11.3%) for the same period in 2024, marking a decrease of $378,679, or 38.3%. This decline was primarily driven by the low gross profit margin related to the delivery of a first time full-scale PureFlow™ liquid filtration system to the U.S., caused by associated development costs for the system. Also impacting gross profit was the underutilization of our manufacturing capacity following the decline in DPFs sales. This impact was partially offset by lower depreciation expenses. Included in the gross profit was depreciation of $804,583 and $893,580 for the six months ended June 30, 2025, and 2024, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2025 were $4,904,832, representing a decrease of $216,020, or 4.2%, compared to $5,120,852 for the same period in 2024.

Selling expenses for the six months ended June 30, 2025 were $1,530,584 compared to $1,372,701 for the same period in 2024, representing an increase of $157,883, or 11.5%. The increase in selling expenses was mainly related to lower sales commissions in 2024, along with the cost associated with the newly formed joint venture, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd. The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China. The increase was partially offset by decreased bad debt expense and lower depreciation.

General and administrative expenses for the six months ended June 30, 2025 were $2,901,569 compared to $3,086,047 for the same period in 2024, representing a decrease of $184,478, or 6.0%. The decrease was mainly attributable to non-recurring costs in the comparable period related to recruitment expenses associated with the CFO transition along with savings on external consulting services during this period. Included in general and administrative expenses were non-cash compensation of $471,798 and $359,938 for the six months ended June 30, 2025, and 2024, respectively.

Research and development expenses for the six months ended June 30, 2025 were $472,679 compared to $662,104 for the same period in 2024, representing a decrease of $189,425, or 28.6%. The decrease was primarily attributed to one-time exit costs of a loss-making external development project in the prior-year period and additionally, reduction in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other expenses for the six months ended June 30, 2025 were $224,629 compared to other expenses of $396,045 for the comparable period in 2024, representing a favorable change of $171,416, or 43.3%. The change was primarily attributable to significant losses on the disposal of property and equipment in the prior-year period, partially offset by a lower gain on currency transactions for the six months ended June 30, 2025.

Net Loss

As a result of the cumulative effect of the factors described above, we had a net loss for the six months ended June 30, 2025 of $4,519,128 compared to $4,499,995 for the comparable period in 2024, representing a decrease in net loss of $19,133, or 0.4%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations, and our available lines of credit. On June 30, 2025, we had cash of $8,673,449 and net working capital of $14,311,974, and on December 31, 2024, we had cash of $10,868,728 and net working capital of $15,736,809. On June 30, 2025, our net working capital had decreased by $1,424,835 compared to December 31, 2024, mainly as a result of a reduction in cash and cash equivalents to fund operating losses.

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

While the Company anticipates that its proactive measures will be sufficient to protect the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business. In the future, the Company may experience reduced or changed demand for its products and services, especially if there is a global recession, structural shift in regulation, or the escalating interest rates and tariffs that adversely impact the investment decisions of our customers.

Cash Flows

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Cash flows from operating activities for the period ending June 30, 2025 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows used in operating activities for the six months ended June 30, 2025 were $2,907,836 representing a favorable change of $871,843 compared to cash flows used in operating activities of $3,779,679 for the six months ended June 30, 2024. The cash flows used in operating activities for the period consists mainly of the net loss of $2,549,812, when adjusted for depreciation and other non-cash-related items of $1,969,316, increase in accounts receivables of $1,307,919, partially offset by decrease in contract assets of $678,102 and inventories of $652,828.

Cash flows used in investing activities were $47,885 for the six months ended June 30, 2025 as compared to cash flows from investing activities of $333,171 for the six months ended June 30, 2024, representing an unfavorable change of $381,056. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets, partly offset by proceeds from the disposal of production equipment in our Ballerup facility.

Cash flows provided from financing activities were $856,496 for the six months ended June 30, 2025 compared to cash flows used by financing activities of $1,115,153 for the six months ended June 30, 2024, representing a favorable change of $1,971,649. The finance activities include proceeds from a long-term loan and capital contribution from the noncontrolling interest in the JV. Additionally, in the prior-year period, finance activities included the repayment of a lease agreement.

Off Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please reference our Form 10-K filed on March 28, 2025 for the year ended December 31, 2024.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. For a description of contingencies, see “Note 9 – Agreements And Commitments”.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025 except the following:

Changes in U.S. policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as reciprocal tariffs or trade wars, particularly with regard to China and EU, may have a material adverse impact on our business, results of operations, or financial condition.

In April-May 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries, including China and EU, have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy. These recent tariffs and the subsequent retaliatory tariffs could increase the cost of goods for our products or reduce our ability to sell products globally, particularly in China and EU, which may adversely affect our operating results and financial condition. So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results, primarily due to our prior efforts to accumulate and maintain inventories at favorable cost levels. However, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impact our business by increasing trade-related costs or affecting the demand for our products globally. Any further unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impacting the competitive position of our products. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the quarter ended June 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our other filings with the SEC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(c)     Insider Trading Plans

During the quarter ended  June 30, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024 (File No. 001-36210)

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q as filed with the SEC on May 14, 2025 (File No. 001-36210)

10.1*	Amendment No. 1 to LiqTech International, Inc. 2022 Equity Incentive Plan, as approved by the Company’s stockholders on June 5, 2025	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 6, 2025 (File No. 001-36210)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiqTech International, Inc.

Dated: August 13, 2025	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	/s/ David Noerby Foss Kowalczyk
David Noerby Foss Kowalczyk, Chief Financial and Operating Officer
(Principal Financial, Accounting and Operating Officer)