Form 10-Q
period 2025-09-30
LIQTECH INTERNATIONAL INC
filed 2025-11-14
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, there were 9,627,064 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2025

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

●	The possibility that we may not be able to develop and maintain an effective system of internal control over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk of our compliance to environmental laws and regulations; and

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum (combined or hyphenate) standards.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets:
Cash and restricted cash	$7,354,024	$10,868,728
Accounts receivable, net	3,775,455	2,396,056
Inventories, net	6,425,768	5,541,192
Contract assets	964,171	1,666,698
Prepaid expenses and other current assets	255,649	168,443

Total Current Assets	18,775,067	20,641,117

Non-Current Assets:
Property and equipment, net	6,172,371	6,618,822
Operating lease right-of-use assets	4,543,004	4,450,822
Deposits and other assets	519,360	456,658
Intangible assets, net	38,128	39,367
Goodwill	247,938	220,693

Total Non-Current Assets	11,520,801	11,786,362

Total Assets	$30,295,868	$32,427,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,964,959	$1,300,966
Accrued expenses	2,185,853	2,491,479
Current portion of finance lease liabilities	513,746	458,347
Current portion of operating lease liabilities	633,385	544,197
Contract liabilities	70,241	109,319

Total Current Liabilities	5,368,184	4,904,308

Non-Current Liabilities:
Deferred tax liability	63,984	57,960
Finance lease liabilities, net of current portion	1,546,110	1,600,931
Operating lease liabilities, net of current portion	3,909,619	3,906,625
Loan from related party	1,208,588	-
Notes payable, net	5,422,525	5,303,563

Total Non-Current Liabilities	12,150,826	10,869,079

Total Liabilities	17,519,010	15,773,387

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 9,627,064 and 9,475,443 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9,627	9,475
Additional paid-in capital	110,171,256	109,274,166
Accumulated deficit	(92,202,628)	(86,267,438)
Accumulated other comprehensive loss	(5,170,641)	(6,362,111)

Total Stockholders' Equity	12,807,614	16,654,092

Noncontrolling Interest	(30,756)	-

Total Equity	12,776,858	16,654,092

Total Liabilities and Equity	$30,295,868	$32,427,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$3,807,274	$2,478,221	$13,382,304	$11,198,627
Cost of goods sold	3,059,396	2,687,754	12,024,792	10,419,847

Gross Profit (Loss)	747,878	(209,533)	1,357,512	778,780

Operating Expenses:
Selling expenses	541,259	610,713	2,071,843	1,983,414
General and administrative expenses	1,270,195	1,491,366	4,171,764	4,577,413
Research and development expenses	269,426	278,361	742,105	940,465

Total Operating Expenses	2,080,880	2,380,440	6,985,712	7,501,292

Loss from Operations	(1,333,002)	(2,589,973)	(5,628,200)	(6,722,512)

Other Income (Expense):
Interest and other income	64,354	24,079	197,710	138,909
Interest expense	(63,391)	(34,523)	(175,140)	(135,532)
Amortization of debt discount	(86,614)	(156,988)	(338,962)	(453,619)
Gain (loss) on foreign currency transactions	(39,932)	(89,086)	29,644	250,912
Gain (loss) on disposal of property and equipment	(1,552)	(4,096)	(65,016)	(457,329)

Total Other Expense	(127,135)	(260,614)	(351,764)	(656,659)

Loss Before Income Taxes	(1,460,137)	(2,850,587)	(5,979,964)	(7,379,171)

Income tax benefit	(375)	(10,061)	(1,074)	(38,650)

Net Loss	$(1,459,762)	$(2,840,526)	$(5,978,890)	$(7,340,521)

Net Loss attributable to noncontrolling interest	(27,849)	-	(43,700)	-
Net Loss attributable to LiqTech International, Inc.	(1,431,913)	(2,840,526)	(5,935,190)	(7,340,521)

Loss Per Common Share – Basic and Diluted	$(0.15)	$(0.49)	$(0.62)	$(1.26)

Weighted-Average Common Shares Outstanding – Basic and Diluted	9,616,591	5,820,225	9,610,167	5,811,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Loss	(1,459,762)	(2,840,526)	(5,978,890)	(7,340,521)

Loss on foreign currency translation adjustments	47,786	718,525	1,191,470	(38,246)

Total Other Comprehensive Loss	$(1,411,976)	$(2,122,001)	$(4,787,420)	$(7,378,767)

Net loss attributable to non-controlling interests	27,849	-	43,700	-

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(1,384,127)	$(2,122,001)	$(4,743,720)	$(7,378,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2024	9,475,443	9,475	109,274,166	(86,267,438)	(6,362,111)	16,654,092	-	16,654,092

Common stock issued in settlement of RSUs	158,975	159	(159)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	241,245	-	-	241,245	-	241,245

Currency translation, net	-	-	-	-	348,346	348,346	-	348,346

Net loss	-	-	-	(2,351,392)	-	(2,351,392)	-	(2,351,392)

Capital contribution from noncontrolling interest	-	-	-	-	-	-	13,788	13,788

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(6,950)	(6,950)

Balance at March 31, 2025	9,606,024	9,606	109,682,187	(88,618,830)	(6,013,765)	15,059,198	6,838	15,066,036

Common stock issued in settlement of RSUs	8,019	8	(8)	-	-	-	-	-

Stock-based compensation	-	-	230,553	-	-	230,553	-	230,553

Currency translation, net	-	-	-	-	795,338	795,338	(909)	794,429

Net loss	-	-	-	(2,151,885)	-	(2,151,885)	-	(2,151,885)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(8,901)	(8,901)

Balance at June 30, 2025	9,614,043	9,614	109,912,732	(90,770,715)	(5,218,427)	13,933,204	(2,972)	13,930,232

Common stock issued in settlement of RSUs	13,021	13	(13)	-	-	-		-

Stock-based compensation	-	-	258,537	-	-	258,537		258,537

Currency translation, net	-	-	-	-	47,786	47,786	65	47,851

Net loss	-	-	-	(1,431,913)	-	(1,431,913)		(1,431,913)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(27,849)	(27,849)

Balance at September 30, 2025	9,627,064	9,627	110,171,256	(92,202,628)	(5,170,641)	12,807,614	(30,756)	12,776,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2023	5,727,310	5,727	98,796,357	(75,922,180)	(5,603,888)	17,276,016	-	17,276,016

Common Stock issued in settlement of RSUs	110,028	110	(110)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	30	-	-	-	-	-

Stock-based compensation	-	-	193,321	-	-	193,321	-	193,321

Currency translation, net	-	-	-	-	(543,580)	(543,580)	-	(543,580)

Net loss	-	-	-	(2,388,295)	-	(2,388,295)	-	(2,388,295)

Balance at March 31, 2024	5,807,340	5,807	98,989,598	(78,310,475)	(6,147,468)	14,537,462	-	14,537,462

Common Stock issued in settlement of RSUs	11,932	12	(12)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	-	-	(104,940)	-	-	(104,940)	-	(104,940)

Stock-based compensation	-	-	166,617	-	-	166,617	-	166,617

Currency translation, net	-	-	-	-	(213,191)	(213,191)	-	(213,191)

Net loss	-	-	-	(2,111,700)	-	(2,111,700)	-	(2,111,700)

Balance at June 30, 2024	5,819,272	5,819	99,051,263	(80,422,175)	(6,360,659)	12,274,248	-	12,274,248

Issuance of common shares, warrants and prefunded warrants in connection with a private offering	29,227	29	1,107,356	-	-	1,107,385	-	1,107,385

Stock-based compensation	-	-	161,853	-	-	161,853	-	161,853

Currency translation, net	-	-	-	-	718,525	718,525	-	718,525

Net loss	-	-	-	(2,840,526)	-	(2,840,526)	-	(2,840,526)

Balance at September 30, 2024	5,848,499	5,848	100,320,472	(83,262,701)	(5,642,134)	11,421,485	-	11,421,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(5,978,890)	$(7,340,521)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,316,217	1,621,898
Amortization of debt discount	338,962	453,619
Stock-based compensation	730,335	521,791
Amortization of right-of-use assets	434,762	439,963
Deferred taxes	(1,075)	(38,650)
(Gain) loss on disposal of property and equipment	65,016	457,329

Changes in assets and liabilities:
Accounts receivable	(1,010,624)	867,035
Inventories	(190,640)	(901,122)
Contract assets	863,564	383,835
Prepaid expenses and other current assets	(129,992)	(87,721)
Accounts payable	486,819	(736,726)
Accrued expenses	(416,828)	(538,387)
Operating lease liabilities	(434,762)	(442,519)
Contract liabilities	(49,985)	(188,266)

Net Cash used in Operating Activities	(3,977,121)	(5,528,442)

Cash Flows from Investing Activities:
Purchase of property and equipment	(228,928)	(977,432)
Proceeds from the disposal of property and equipment	55,789	948,665

Net Cash used in Investing Activities	(173,139)	(28,767)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(381,755)	(1,233,103)
Proceeds from issuance of common stock and prefunded warrants	-	1,107,385
Proceeds from related party loan	1,149,085	-
Capital contribution from noncontrolling interest	19,694	-

Net Cash provided by Financing Activities	787,024	(125,718)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(151,468)	(203,988)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(3,514,704)	(5,886,915)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,868,728	10,422,181

Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,354,024	$4,535,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$132,997	$131,380
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	$149,407	$83,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of LiqTech International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The  December 31, 2024 consolidated balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2025. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

NOTE 2 – NONCONTROLLING INTEREST AND LOANS TO RELATED PARTIES

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

As part of the JV agreement, the Company has agreed to make our technology utilization available to the JV and to transfer the utilization rights necessary for operations in the marine water treatment market in China. In February 2025, the JV received R&D funding of RMB 8,000,000 (approximately USD 1.2 million) from the JV partner to support capability development and system construction. The funding is classified as a long-term loan in the financial statements and may be increased to up to RMB 10,000,000 within 12 months if certain technical and commercial milestones are achieved.

The loan bears a fixed annual interest rate of 12% per annum and has no set maturity date. At the sole discretion of LiqTech, the loan may be either converted into equity of the JV in connection with future capital increases or equity injections, or it may be repaid in full with accrued interest. There is no separate default rate beyond the stated contractual interest, and no mandatory repayment terms exist unless elected by the Company.

As of September 30, 2025, the noncontrolling interest in the JV amounted to $30,756 and reflects the third party’s share of the JV’s net assets and net loss for the period.

NOTE 3 – DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company operates in three reportable segments: Water, Ceramics, and Plastics.

The Company sells products throughout the world, and sales by geographical region are as follows for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Americas	$387,208	$373,364	$3,873,979	$1,900,272
Asia-Pacific	478,073	127,030	988,941	562,526
Europe	2,995,961	1,973,219	8,450,491	7,910,059
Middle East & Africa	(53,968)	4,607	68,893	825,769
Total revenue	$3,807,274	$2,478,221	$13,382,304	$11,198,627

The Company’s sales by segment are as follows for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenues	2025	2024	2025	2024
Water	$1,975,848	$687,684	$7,112,266	$4,106,975
Ceramics	812,246	1,077,630	3,065,504	4,549,104
Plastics	1,019,180	663,198	3,204,534	2,492,839
Corporate	-	49,709	-	49,709
Total revenues	$3,807,274	$2,478,221	$13,382,304	$11,198,627

The Company’s income and total assets by segment are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Net loss	2025	2024	2025	2024
Water	$(317,045)	$(627,456)	$(578,351)	$(1,316,195)
Ceramics	(626,604)	(735,131)	(2,420,758)	(2,053,964)
Plastics	(49,126)	(510,423)	(204,295)	(1,024,605)
Corporate	(466,988)	(967,516)	(2,775,487)	(2,945,757)
Total net loss	(1,459,762)	(2,840,526)	(5,978,890)	(7,340,521)

	As of
	September 30,	December 31,
Total assets	2025	2024
Water	$8,839,565	$8,235,726
Ceramics	10,357,076	10,679,025
Plastics	2,503,101	1,670,644
Corporate	8,596,127	11,842,084
Total assets	$30,295,868	$32,427,479

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Trade accounts receivable	$3,984,621	$3,033,612
Allowance for current expected credit losses	(209,166)	(637,556)
Total accounts receivable, net	$3,775,455	$2,396,056

The roll-forward of the allowance for doubtful accounts for the periods ended September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Allowance for current expected credit losses at the beginning of the period	$637,556	$134,912
Bad debt expense	(24,627)	578,423
Receivables written off during the period	(482,470)	(49,577)
Effect of exchange rate changes	78,707	(26,202)
Allowance for current expected credit losses at the end of the period	$209,166	$637,556

NOTE 5 – INVENTORIES

Inventories consisted of the following on September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Raw materials	$3,693,992	$2,734,781
Work in process	2,039,029	2,435,280
Finished goods and filtration systems	2,071,250	1,580,255
Reserve for obsolescence	(1,378,503)	(1,209,124)
Total inventories, net	$6,425,768	$5,541,192

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6 – CONTRACT ASSETS AND CONTRACT LIABILITIES

The roll-forward of Contract assets and Contract liabilities for the periods ended September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Cost incurred	$1,909,264	$2,512,901
Unbilled project deliveries	-	51,442
VAT	305,184	93,961
Other receivables	11,387	20,972
Prepayments	(1,331,905)	(1,121,897)
	$893,930	$1,557,379

Distributed as follows:
Contract assets	$964,171	$1,666,698
Contract liabilities	(70,241)	(109,319)
	$893,930	$1,557,379

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

During the nine months ended September 30, 2025, cash paid for amounts included for the measurement of finance lease liabilities was $384,700, and the Company recorded finance lease expenses in other income (expenses) of $96,990.

During the nine months ended September 30, 2025, cash paid for amounts included for the measurement of operating lease liabilities was $666,817, and the Company recorded operating lease expense of $666,817.

Supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024 was as follows:

	September 30,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$4,543,004	$4,450,822

Operating lease liabilities – current	$633,385	$544,197
Operating lease liabilities – long-term	$3,909,619	3,906,625
Total operating lease liabilities	$4,543,004	$4,450,822

Finance leases:
Property and equipment, at cost	$4,586,897	$4,082,864
Accumulated depreciation	(1,607,559)	(1,157,025)
Property and equipment, net	$2,979,338	$2,925,839

Finance lease liabilities – current	$513,746	$458,347
Finance lease liabilities – long-term	1,546,110	1,600,931
Total finance lease liabilities	$2,059,856	$2,059,278

Weighted average remaining lease term:
Operating leases	7.5	8.1
Finance leases	2.7	3.1

Weighted average discount rate:
Operating leases	6.8%	6.8%
Finance leases	5.3%	5.5%

Maturities of lease liabilities at September 30, 2025 were as follows:

	Operating	Finance
	Leases	Leases
2025	$229,976	$155,833
2026	919,908	615,982
2027	919,908	1,172,522
2028	786,503	124,915
2029	519,695	176,451
Thereafter	2,391,185	45,056
Total payment under lease agreements	5,767,175	2,290,759
Less imputed interest	(1,224,171)	(230,903)
Total lease liabilities	$4,543,004	$2,059,856

NOTE 8 – LONG-TERM DEBT

The components of notes payable are as follows:

	September 30,	December 31,
	2025	2024
Senior promissory notes	$6,000,000	$6,000,000
Less: unamortized debt discount	(577,475)	(696,437)
Total senior promissory notes payable, net	$5,422,525	$5,303,563

Current portion of senior promissory notes payable	-	-
Senior promissory notes payable, less current portion	5,422,525	5,303,563
Total senior promissory notes payable, net	$5,422,525	$5,303,563

For the nine months ended September 30, 2025, and 2024, the Company recognized interest expense of $0 and $0, respectively, and $338,962 and $453,619, respectively, on the Senior Promissory Notes related to the amortization of debt issuance costs.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024
Balance at January 1	$621,031	$629,100
Warranty costs charged to cost of goods sold	(85,958)	100,726
Utilization charges against reserve	-	(72,736)
Foreign currency effect	76,667	(36,059)
Balance at the end of the period	$611,740	$621,031

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of September 30, 2025 and December 31, 2024, there were 9,627,064 and 9,475,443 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the nine months ended September 30, 2025, the Company has made the following issuances of Common Stock:

On January 1, 2025, the Company issued 30,703 shares of Common Stock to settle RSUs. The RSUs were valued at $81,886 for services provided by management in 2024. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2024.

On January 3, 2025, the Company issued 52,350 shares of Common Stock to settle RSUs. The RSUs were valued at $183,750 for services provided by the Company's board of directors (the "Board of Directors") in 2024. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2024.

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

On September 12, 2025, the Company issued 13,021 shares of Common Stock to settle RSUs. The RSUs were valued at $58,333 for services provided by management. In connection with the issuance, 13,021 shares of Common Stock, with a total value of $58,333, were withheld from vesting to settle tax withholdings associated with stock-based compensation

Warrants

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

The following is a summary of the periodic changes in warrants outstanding for the nine months ended September 30, 2025, and 2024:

	2025	2024
Outstanding, December 31	11,391,225	5,021,354
Warrants issued in connection with public offering and private placement	-	1,139,831
Exercises and conversions	-	-
Outstanding, September 30	11,391,225	6,161,185

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (as amended, the “2013 Incentive Plan”). Under the terms and conditions of the 2013 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers, directors, and consultants of the Company. At September 30, 2025, 0 RSUs were granted and outstanding under the 2013 Incentive Plan.

Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers and directors of the Company. At September 30, 2025, 609,385 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $730,335 and $521,791 for the nine-month periods ended September 30, 2025, and 2024, respectively. On September 30, 2025, the Company had $895,456 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of September 30, 2025 and changes during the period are presented below:

	September 30, 2025
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2024	357,903	$3.25	$-
Granted	478,890	1.97	-
Vested and settled with share issuance	(180,015)	3.28	-
Forfeited	(47,393)	2.79	-
Outstanding, September 30, 2025	609,385	$2.27	$-

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

As of September 30, 2025, the Company had 609,385 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

As of September 30, 2024, the Company had 405,553 RSUs, 4,485,310 prefunded warrants, and 1,675,875 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2025		2024		2025		2024
Customer A	13%		*	%	*	%	*	%
Customer B	*	%	12%		*	%	*	%
Customer C	*	%	*	%	15%		*	%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	September 30,	December 31,
	2025	2024
Customer C	24%	*	%
Customer D	13%	*	%
Customer E	11%	*	%

* Zero or less than 10%

As of September 30, 2025, approximately 95% of the Company’s assets were located in Denmark, 4% were located in China, and 1% were located in the U.S. As of December 31, 2024, approximately 86% of the Company’s assets were located in Denmark, 0% were located in China, and 14% were located in the U.S.

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

At present, we conduct our operations in the Kingdom of Denmark, US and China, with locations in the Copenhagen area, Hobro, Fort Worth and Nantong.

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, and systems integration, creating differentiated products with compelling value propositions to penetrate attractive end markets with value creation regulatory tailwinds and sustainability implications. Essential imperatives associated with our strategy include the following:

●

Develop and reinforce new products and applications to provide clean water and reduce pollution. We currently provide water filtration systems for commercial pool owners, dual fuel marine vessels, shipowners, and ship operators as well as tailored filtration systems for oil & gas operators, industrial operators and services companies. We are expanding our range of products to better leverage existing customer relationships and develop new relationships within the oil & gas, marine, chemical, and other industries.

●

Better penetrate existing end markets where our value proposition is strong. We have successfully sold products and installed systems into several end market segments--including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, chemicals/petrochemicals, and oil & gas applications. We are focused on targeting and developing new customers in these end markets while working with distributors, agents, and partners to accelerate our market and geographic penetration.

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

Comparison of the Three Months Ended September 30, 2025, and September 30, 2024

The following table sets forth our revenues, expenses, and net loss for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
					Period to Period Change
		As a %		As a %		Percent
	2025	of Sales	2024	of Sales	Variance	%
Revenue	$3,807,274	100.0%	$2,478,221	100.0%	$1,329,053	53.6%
Cost of goods sold	3,059,396	80.4	2,687,754	108.5	371,642	13.8
Gross Profit (Loss)	747,878	19.6	(209,533)	(8.5)	957,411	(456.9)

Operating Expenses
Selling expenses	541,259	14.2	610,713	24.6	(69,454)	(11.4)
General and administrative expenses	1,270,195	33.4	1,491,366	60.2	(221,171)	(14.8)
Research and development expenses	269,426	7.1	278,361	11.2	(8,935)	(3.2)
Total Operating Expenses	2,080,880	54.7	2,380,440	96.1	(299,560)	(12.6)

Loss from Operation	(1,333,002)	(35.0)	(2,589,973)	(104.5)	1,256,971	(48.5)

Other Income (Expense)
Interest and other income	64,354	1.7	24,079	1.0	40,275	167.3
Interest expense	(63,391)	(1.7)	(34,523)	(1.4)	(28,868)	83.6
Amortization of debt discount	(86,614)	(2.3)	(156,988)	(6.3)	70,374	(44.8)
Gain on currency transactions	(39,932)	(1.0)	(89,086)	(3.6)	49,154	(55.2)
Loss on disposal of property and equipment	(1,552)	(0.0)	(4,096)	(0.2)	2,544	(62.1)
Total Other Income (Expense)	(127,135)	(3.3)	(260,614)	(10.5)	133,479	(51.2)

Loss Before Income Taxes	(1,460,137)	(38.4)	(2,850,587)	(115.0)	1,390,450	(48.8)
Income tax benefit	(375)	(0.0)	(10,061)	(0.4)	9,686	(96.3)

Net Loss	$(1,459,762)	(38.3)%	$(2,840,526)	(114.6)%	$1,380,764	(48.6)%
Net Loss attributable to Noncontrolling Interest	(27,849)	(0.7)	-	-	(27,849)	-
Net Loss attributable to LiqTech International, Inc.	(1,431,913)	(37.6)	(2,840,526)	(114.6)	1,408,613	(49.6)

Revenues

Revenue for the three months ended September 30, 2025 was $3,807,274 compared to $2,478,221 for the same period in 2024, representing an increase of $1,329,053, or 53.6%. The favorable change was attributable to an increase in liquid filtration systems, specifically an increase in pool system deliveries and aftermarket sales, along with increased sales of plastics products, partially offset by a decrease in deliveries of DPFs.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2025 was $747,878 (representing a gross profit margin of 19.6%) compared to a gross profit loss of $209,533 (representing a gross profit margin of -8.5%) for the same period in 2024, marking an increase of $957,411, or 456.9%. This increase was primarily driven by system sales utilization of our manufacturing capacity for membranes and low depreciation expenses offset by write-offs for slow-moving inventory linked to DPF activity. Included in the gross profit was depreciation of $371,654 and $478,902 for the three months ended September 30, 2025, and 2024, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2025 were $2,080,880, representing a decrease of $299,560, or 12.6%, compared to $2,380,440 for the same period in 2024.

Selling expenses for the three months ended September 30, 2025 were $541,259 compared to $610,713 for the same period in 2024, representing a decrease of $69,454, or 11.4%. The decrease in selling expenses is related to the release of a bad debt provision due to aging improvements as well as lower depreciatio,n partially offset by costs associated with the newly formed joint venture in China, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd.(the "JV"). The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China.

General and administrative expenses for the three months ended September 30, 2025 were $1,270,195 compared to $1,491,366 for the same period in 2024, representing a decrease of $221,171, or 14.8%. While overall expenses remained stable, an increase in non-cash compensation was offset by corresponding decrease in salaries. Included in general and administrative expenses were non-cash compensation of $258,538 and $157,000 for the three months ended September 30, 2025, and 2024, respectively.

Research and development expenses for the three months ended September 30, 2025 were $269,426 compared to $278,361 for the same period in 2024, representing a decrease of $8,935, or 3.2%. The decrease was primarily attributed to one-time exit costs of a loss-making external development project in the prior-year period and, a reduction in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2025 were $127,135 compared to other expenses of $260,614 for the comparable period in 2024, representing a favorable change of $133,479, or 51.2%. The change was primarily attributable to slower amortization of debt discount, reduced losses on currency transactions, and a decrease of net interest expenses for the three months ended September 30, 2025

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the three months ended September 30, 2025 of $1,459,762 compared to $2,840,526 for the comparable period in 2024, representing a favorable change in net loss of $1,380,764, or 48.6%.

Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024

The following table sets forth our revenues, expenses, and net loss for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
					Period to Period Change
		As a %		As a %		Percent
	2025	of Sales	2024	of Sales	Variance	%
Revenue	$13,382,304	100.0%	$11,198,627	100.0%	$2,183,677	19.5%
Cost of goods sold	12,024,792	89.9	10,419,847	93.0	1,604,945	15.4
Gross Profit (Loss)	1,357,512	10.1	778,780	7.0	578,732	74.3

Operating Expenses
Selling expenses	2,071,843	15.5	1,983,414	17.7	88,429	4.5
General and administrative expenses	4,171,764	31.2	4,577,413	40.9	(405,649)	(8.9)
Research and development expenses	742,105	5.5	940,465	8.4	(198,360)	(21.1)
Total Operating Expenses	6,985,712	52.2	7,501,292	67.0	(515,580)	(6.9)

Loss from Operation	(5,628,200)	(42.1)	(6,722,512)	(60.0)	1,094,312	(16.3)

Other Income (Expense)
Interest and other income	197,710	1.5	138,909	1.2	58,801	42.3
Interest expense	(175,140)	(1.3)	(135,532)	(1.2)	(39,608)	29.2
Amortization of debt discount	(338,962)	(2.5)	(453,619)	(4.1)	114,657	(25.3)
Gain (loss) on foreign currency transactions	29,644	0.2	250,912	2.2	(221,268)	(88.2)
Gain (loss) on disposal of property and equipment	(65,016)	(0.5)	(457,329)	(4.1)	392,313	(85.8)
Total Other Expense	(351,764)	(2.6)	(656,659)	(5.9)	304,895	(46.4)

Loss Before Income Taxes	(5,979,964)	(44.7)	(7,379,171)	(65.9)	1,399,207	(19.0)
Income Tax Benefit	(1,074)	(0.0)	(38,650)	(0.3)	37,576	(97.2)

Net Loss	$(5,978,890)	(44.7)%	$(7,340,521)	(65.5)%	$1,361,631	(18.5)%
Net Loss attributable to Noncontrolling Interest	(43,700)	(1.1)	-	-	(43,700)	-
Net Loss attributable to LiqTech International, Inc.	(5,935,190)	(155.9)	(7,340,521)	(65.5)	1,405,331	(19.1)

Revenues

Revenue for the nine months ended September 30, 2025 was $13,382,304 compared to $11,198,627 for the same period in 2024, representing an increase of $2,183,677, or 19.5%. The favorable change was attributable to an increase in liquid filtration systems, specifically a full-scale PureFlow™ system delivery and pool filtration systems, increased sales of plastics products, and increased sales of ceramic membranes, partially offset by a decrease in deliveries of DPFs.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2025 was $1,357,512 (representing a gross profit margin of 10.1%) compared to a gross profit of $778,780 (representing a gross profit margin of 7.0%) for the same period in 2024, marking a increase of $578,732, or 74.3%. This increase was primarily driven by the higher revenue related to the delivery of a first time full-scale PureFlow™ liquid filtration system to the U.S. Also impacting gross profit was the improved utilization of our membrane manufacturing capacity. This impact was partially offset by lower depreciation expenses. Included in the gross profit was depreciation of $1,176,237 and $1,372,482 for the nine months ended September 30, 2025, and 2024, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2025 were $6,985,712, representing a decrease of $515,580, or 6.9%, compared to $7,501,292 for the same period in 2024.

Selling expenses for the nine months ended September 30, 2025 were $2,071,843 compared to $1,983,414 for the same period in 2024, representing an increase of $88,429, or 4.5%. The increase in selling expenses was mainly related to lower sales commissions in 2024, along with the cost associated with the JV. The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China. The increase was partially offset by decreased bad debt expense and lower depreciation.

General and administrative expenses for the nine months ended September 30, 2025 were $4,171,764 compared to $4,577,413 for the same period in 2024, representing a decrease of $405,649, or 8.9%. The decrease was mainly attributable to non-recurring costs in the comparable period related to recruitment expenses associated with the CFO transition along with savings on external consulting services during this period. Included in general and administrative expenses were non-cash compensation of $730,335 and $521,791 for the nine months ended September 30, 2025, and 2024, respectively.

Research and development expenses for the nine months ended September 30, 2025 were $742,105 compared to $940,465 for the same period in 2024, representing a decrease of $198,360, or 21.1%. The decrease was primarily attributed to one-time exit costs of a loss-making external development project in the prior-year period and a reduction in the average number of employees engaged in research and development activity as the Company streamlined and centralized the R&D function.

Other Income (Expenses)

Other expenses for the nine months ended September 30, 2025 were $351,764 compared to other expenses of $656,659 for the comparable period in 2024, representing a favorable change of $304,895, or 46.4%. The change was primarily attributable to significant losses on the disposal of property and equipment in the prior-year period, partially offset by a lower gain on currency transactions for the nine months ended September 30, 2025.

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the nine months ended September 30, 2025 of $5,978,890 compared to $7,340,521 for the comparable period in 2024, representing a decrease in net loss of $1,361,631, or 18.5%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations, and our available lines of credit. On September 30, 2025, we had cash of $7,354,024 and net working capital of $13,406,883, and on December 31, 2024, we had cash of $10,868,728 and net working capital of $15,736,809. On September 30, 2025, our net working capital had decreased by $2,329,926 compared to December 31, 2024, mainly as a result of a focused effort to improve working capital through improved inventory management.

Based on current projections, which are subject to significant uncertainties--including the duration and severity of global macroeconomic issues, trade wars and associated tariffs, geopolitical instability, commodity price volatility, and continued global supply chain disruptions-the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

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

Cash Flows

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Cash flows from operating activities for the period ending September 30, 2025 derived from the net loss for the period, adjusted for non-cash items and changes in assets and liabilities. Cash flows used in operating activities for the nine months ended September 30, 2025 were $3,977,121 representing a favorable change of $1,551,321 compared to cash flows used in operating activities of $5,528,442 for the nine months ended September 30, 2024. The cash flows used in operating activities for the period consists mainly of the net loss of $5,978,890, adjusted for depreciation and other non-cash-related items of $2,884,217, and an increase in accounts receivables of $1,010,624, partially offset by decrease in contract assets of $863,564 and inventories of $190,640.

Cash flows used in investing activities were $173,139 for the nine months ended September 30, 2025 as compared to cash flows used in investing activities of $28,767 for the nine months ended September 30, 2024, representing an unfavorable change of $144,372. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets, partly offset by proceeds from the disposal of production equipment in our Ballerup facility.

Cash flows provided from financing activities were $787,024 for the nine months ended September 30, 2025 compared to cash flows used by financing activities of $125,718 for the nine months ended September 30, 2024, representing a favorable change of $912,742. The finance activities include proceeds from a long-term loan and capital contribution from the noncontrolling interest in the JV. Additionally, in the prior-year period, finance activities included the repayment of a lease agreement.

Off Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Basis of Presentation and Other Information” in the accompanying financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please refer to our Form 10-K filed on March 28, 2025 for the year ended December 31, 2024.

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

In April-May 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries, including China and EU, have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy. These recent tariffs and the subsequent retaliatory tariffs could increase the cost of goods for our products or reduce our ability to sell products globally, particularly in China and US, which may adversely affect our operating results and financial condition. So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results, primarily due to our prior efforts to accumulate and maintain inventories at favorable cost levels. However, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impact our business by increasing trade-related costs or affecting the demand for our products globally. Any further unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impacting the competitive position of our products. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the quarter ended September 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our other filings with the SEC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(c)     Insider Trading Plans

During the quarter ended  September 30, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

LiqTech International, Inc.

Dated: November 14, 2025	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	/s/ David Noerby Foss Kowalczyk
David Noerby Foss Kowalczyk, Chief Financial and Operating Officer
(Principal Financial, Accounting and Operating Officer)