Form 10-K
period 2025-12-31
LIQTECH INTERNATIONAL INC
filed 2026-02-27
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36210

LiqTech International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1431677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Industriparken 22C, DK 2750 Ballerup, Denmark
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +4531315941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LIQT	The Nasdaq Stock Market LLC

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

On December 31, 2025, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $1.60 per share on June 30, 2025, was $9,702,533. As of February 26, 2026, there were 9,947,841 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2025.

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

Forward-looking statements include, but are not limited to, statements concerning:

●	Our expectations regarding our liquidity, cash flows and uses of cash;

●	The potential adverse effects on our operations and financial performance from armed conflicts or geopolitical tensions;

●	The potential adverse effects on our operations and financial performance from armed conflicts or geopolitical tensions;

●	The potential adverse impact of global trade restrictions, tariffs, and geopolitical tensions on our business and supply chain;

●	The potential negative impact of prolonged energy market volatility and supply disruptions on our business;

●	The potential adverse impact of health crises, pandemics, and public health emergencies on our business, financial condition, and operations;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory, and political frameworks;

●	Changes in interest rates or tightening of debt capital markets;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	The exposure to potentially adverse tax consequences;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit, or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

●

The possibility that an investor located within the United States may not be able to, or find it difficult to, enforce any judgments obtained in United States courts because a significant portion of our assets and some of our officers and directors may be located outside of the United States;

●	The possibility that we may not be able to develop and maintain an effective system of internal controls over financial reporting, leading to inaccurate reports of our financial results;

●	The possibility of breaches in the security of our information technology systems;

●	The liability risk associated with our compliance to environmental laws and regulations; and

●	The potential negative impact of more stringent environmental laws and regulations as governmental agencies seek to improve minimum standards.

PART I

Item 1.	Business

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes as well as developing industry-leading and fully automated filtration solutions and systems. For more than two decades, we have developed and manufactured products of re-crystallized silicon carbide. We specialize in three business areas: ceramic membranes and membrane incorporated liquid filtration systems, ceramic diesel particulate filters (DPFs) to control soot exhaust particles and black carbon emission from diesel engines, and plastic components for usage across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on innovative silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly owned subsidiaries, which we collectively refer to herein as our “Subsidiaries”.

At present, we conduct our operations in the Kingdom of Denmark, US and China, with locations in the Copenhagen area, Hobro, Fort Worth and Nantong

Our Products

We manufacture and sell a broad range of systems and products based on the application of our ceramic filters and membranes for the filtration of liquids and gases within a range of uses, such as industrial wastewater, oil & gas, commercial pool, road & non-road machinery, marine, chemicals/petrochemicals, and other industrial applications. We also provide engineered plastic parts and products for various internal and external industrial applications in the food & beverage and pharmaceutical industries.

Silicon Carbide Ceramic Membranes for Liquid Filtration

For more than two decades, LiqTech has developed, manufactured, and sold innovative silicon carbide ceramic membranes for liquids purification.  Based on our continuous R&D efforts, patented technologies, and advanced production methods, we produce state-of-the-art silicon carbide products for various applications with the current membrane portfolio consisting of:

●

Silicon Carbide (SiC) ceramic membranes, a unique patented technology designed as a tubular membrane. It utilizes a crossflow structure to handle high concentrations of suspended solids found in produced water from the oil & gas and chemical industries, wastewater from industrial processes, and other applications. It offers consistent removal of oil and suspended solids at high throughput rates regardless of feed conditions. We offer onshore and offshore solutions and have experience within petrochemicals, chemicals and produced water streams. We believe our SiC filters are the best alternative to microfiltration and walnut shell filters due to the operational efficiencies of our SiC filters including operating cost savings, reduced installation cost, and product resilience. Our chemically inert, plug-and-play membranes are extremely hard, chemically resistant, and consist of durable ceramics with high flux (flow). SiC membranes are stronger, harder, longer-lasting, more temperature-resistant, and perform more efficiently than conventional ceramic or polymeric membranes; and

●

Hybrid Technology Membranes (HTM), a patented asymmetric membrane that combines the desired properties from silicon carbide (SiC) and zirconia (ZrO₂) ceramics. With a pore size of 60 nanometers (nm), it is suitable for ultrafiltration applications. This state-of-the-art membrane technology facilitates new separation processes and new filtration applications; and

●

Aqua Solution®, which integrates an enclosed structural design with cutting-edge membrane technology in a solution specifically designed for applications including pre-treatment, wastewater treatment, and swimming pool and spa water filtration. Our Aqua Solution® offers the same water purification as conventional sand filters, which typically require up to 400 times more space and have pore sizes at least three times larger than our Aqua Solution® SiC membrane. The Aqua Solution® also reduces the number of membrane elements, pressure vessels, water and energy consumption, and CO2 footprint by offering high-flow capabilities at very low pressure with improved filtration characteristics.

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

Our DPF filters can handle higher soot loads than filters that do not use a silicon carbide membrane, making them ideal for situations in which engines infrequently reach high enough temperatures to burn off the soot. Examples include:

●	Garbage trucks and port vehicles;
●	Diesel pickup trucks not carrying a full load;
●	Intra-city vehicles that do not reach highway speeds;
●	Off-road construction vehicles that idle for long periods of time;
●	Marine “black carbon” exhaust applications; and
●	Back-up generators and general “gen-set” applications used in data centers and other applications.

Liquids Filtration Systems & Solutions

LiqTech develops, manufactures, and sells liquid filtration systems using our patented silicon carbide technology (sometimes also referred to herein as our “Aqua Solution®, SiC, and HTM membranes”). Our current focus is to strengthen our position within certain industrial applications such as difficult industrial water streams and hydrocarbon production-derived contaminated water, which we refer to herein as “produced water”. Furthermore, we focus on segments within marine waste treatment, pool, metals & mining, microplastics removal, and other applications.

Our filtration systems have been used in the following applications by our clients:

●

Pool and Spa Water: We have supplied turnkey water filtration systems for medium to very large public swimming pool installations in Europe and Asia Pacific. Our Aqua Solution® ceramic membranes provide unique advantages for the commercial pool filtration industry in terms of reduced energy consumption, lower CO2 emissions, smaller footprint, reduced water and chemical consumption, and consistent, high-quality and long-lasting water filtration.

●

Produced Water: Our systems can be used for the filtration of produced water, which is a byproduct of oil & gas production. The amount of produced water varies from 0.1 to 10 times the amount of oil or gas produced. We have had three commercial installations with international oil & gas companies both in the U.S. and Middle East with successful performance.

Oil & Gas companies require water treatment units with high capacity and efficiency. In 2024, we developed the QureFlow™ container solution, designed to operate cost-effectively at capacities starting from 10,000 barrels per day.

●

Marine Water treatment for dual fuel engine vessels: Sustainability is getting increasing attention in the shipping industry. Most new commercial vessels are built with dual-fuel engines. This type of engine requires efficient and reliable water treatment systems for exhaust gas recirculation, which is necessary for engine combustion efficiency. Based on our many marine scrubber water treatment systems currently in operation, we have leveraged this installed base to develop a special water treatment solution for this new application. We are actively repositioning our water treatment units to match the emerging new opportunity for exhaust gas recirculation in dual-fuel engines. This new market development supports the energy transition for the marine industry and will be a major trend in future years.

Today, more than 70-80% of commercial ships are manufactured in China. To accelerate our entry into the emerging dual-fuel engine market, we established a joint venture in Nantong, China, in December 2024.

●

Industrial Applications: We have delivered complete liquid filtration systems for aggressive fluid applications such as heavy metals removal for energy providers and water treatment systems for mining wastewater. Furthermore, our systems have been deployed successfully to reduce operating expenses and enhance product quality in chemicals/petrochemicals applications. In 2025, we have delivered a filtration system for steel processing wastewater treatment in the U.S. with strong success.

Highly Flexible & Innovative Plastic Manufacturing

LiqTech provides highly flexible and innovative plastics manufacturing, focusing on machining, welding, bending, and solvent cementing. With an intense focus on customer demand, LiqTech serves market leaders in the clean technology, pharmaceuticals, food & beverage, healthcare, and graphics industries. Furthermore, LiqTech delivers benefits through vertical integration by manufacturing some key components for the fabrication and assembly of liquid filtration systems for pool and marine water treatment and scrubber applications.

Our Competitive Strengths

Our products and systems compete with other filtration technologies made from ceramic, aluminum oxide, and polymeric materials. While most of our competitors are large industrial companies, we hold a unique position by combining proprietary membrane technology with integrated modular filtration systems and application expertise. We believe our patented technology as well as our in-depth application knowledge allow us to offer reliable products that provide an advantage over many other players and competitors in the market. We intend to continue investing in R&D with the aim of developing new technologies and improving our existing products to strengthen our competitive advantages, retain our existing customers, and acquire new customers.

We believe the following strengths underpin our ability to increase revenue and profitability:

●

Advantages of Silicon Carbide Membranes and Filters: Our liquid filtration and diesel exhaust products utilize silicon carbide substrate and membrane technology, which have unique qualities that we believe make our products more effective than other players and competitors. Unlike filtration products made of aluminum oxide, silicon carbide membranes are chemically inert and temperature-resistant. Furthermore, silicon carbide membranes exhibit a high degree of hydrophilicity (the tendency of a surface to become wet or absorb water), which results in uniquely high flux (and correspondingly low energy consumption). Silicon carbide is also very durable, and its hardness is only surpassed by select unique material compositions such as diamonds, making it a highly desirable material for various abrasive fluids in industrial applications. As a result, we believe that such superior physical properties make our products desirable in both liquid filtration products and exhaust emission control products.

●

Complete In-house Systems Fabrication: LiqTech provides full fabrication and integration of our membranes into complete filtration systems made from corrosion-resistant materials and components. We possess in-house engineering capabilities for process design, 3D modeling, automation, and control. Our professional staff of dedicated engineers and craftsmen assume responsibility for the product specification, engineering, fabrication, commissioning, and service. We believe that supplying our customers with a modular-based solution built upon our silicon carbide membranes is unique in the market, considering our vertical integration with in-house manufacturing of silicon carbide products and engineered plastic components, coupled with the design, engineering, and assembly of the integrated systems.

●

Broad Application of LiqTech Membranes: Our membranes can be applied in a variety of applications, including the filtration of industrial wastewater, separation of metals from liquids in industrial processes, marine water treatment, chemicals and produced water within oil & gas, oil emulsion separation, bacteria removal, commercial swimming pool water treatment, food and beverage production, chemicals/petrochemicals processing, and other applications.

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

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, systems integration, and application knowledge, creating differentiated products with compelling value propositions to penetrate attractive end markets with customer needs and regulatory tailwinds. Essential imperatives associated with our strategy include the following:

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

●

Better penetration of existing end markets where our value proposition is strong. We have successfully sold products and installed systems into several end market segments--including automotive/transportation, clean water and pool filtration, marine, industrial wastewater, chemical/petrochemical, and oil & gas applications. We are focused on targeting and developing new customers in these end markets while working with distributors, agents, and partners to access other important geographic markets.

●

Develop new end markets for our core products and applications. Our existing products and systems are relevant for and valuable to other end markets, and we regularly evaluate opportunities to develop strategic partners to perfect new applications and validate associated value propositions.

Our Industry

Overview

We serve primarily two industries: the liquid filtration system market and the silicon carbide ceramic membrane & diesel particulate filter (DPF) component market. Our goal is to leverage our products and core technologies to take advantage of favorable market trends.

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

Accordingto the recent GWI publication combined with our inhouse evaluation, the global industry and municipal wastewater equipment market is approximately $300 billion, where filtration technology serves today a $14 billion market. LiqTech silicon carbon membrane technology is outstanding in the places where water is difficult to treat, while water purity is critical for industrial processes. LiqTech has an addressable market of approximately $6 billion.

Our applications within industrial wastewater and more specific applications such as chemical/petrochemical purification represent a core part of our strategic plan. We seek to leverage our innovative and patented SiC ceramic membrane technology by designing and deploying our filtration systems into complex and demanding industrial applications where our clients can benefit from cost savings and value creation. Recent deployments have validated attractive returns on investment, as our solutions yield improved product characteristics, lower operational costs, and higher output. We are currently focused on evaluating future market potential to more accurately assess the commercial potential within each industrial end-market segment. Based on industry research, the total addressable market within the global industrial water & wastewater treatment market is projected to reach $7.7 billion by 2030.

In the oil & gas market, we see growing global demand for high-quality re-injection water. In addition, we see tightening water discharge legislation, increasing public awareness of water scarcity, and heightening adoption of reuse as key growth drivers in this end market. In the past two years, we have worked closely with industry partners to validate and accelerate our ultra-filtration technology applications within the global oil & gas industry, in both onshore and offshore environments, evidenced by a commercial installation in the Middle East for produced water and in the Mediterranean Sea for monoethylene glycol (MEG) recovery. In 2025, we have succeeded in commercial installations in the U.S. onshore market. The projected global market for produced water treatment has large potential for the Company. According to Zion Market Research, the market will grow with a CAGR of 8% and reach a market size of $16 billion in 2032 from $8 billion in 2023.

The market for marine water filtration systems is dependent on the development of new regulations for sulfur and ballast water emissions. In 2020, IMO (International Maritime Organization) issued Marpol VI with clear regulation of SOx emissions for marine ships. The regulation can be reached in one of two ways: 1) use of fuel with low SOx content for a cost that is 150-200 $/MT higher than normal bunker fuel; and 2) installation of open-loop, hybrid, or closed-loop scrubbers.  Only hybrid and closed-loop systems can be used in “ECA” zones (Emission Control Areas).  For hybrid and closed-loop systems, there is a need to install a water treatment system. Up to now, approximately 6,000 vessels have installed a scrubber, of which 1,200 include hybrid or closed-loop systems. Since 2018, LiqTech has sold and installed more than 170 water treatment units (WTU) for marine scrubbers, with an estimated market share of 14%. Sustainability is gaining increasing attention in the shipping industry. Most commercial new vessels are built with dual-fuel engines. This type of engine requires an efficient and reliable water treatment system for exhaust gas recirculation, for which engine combustion efficiency is critical. Based on our many commercially operated water treatment systems, we have developed a unique solution for this new application. We are actively repositioning our WTU to match the emerging new opportunity for exhaust gas recirculation in dual-fuel engines. This new market development supports the energy transition for the marine industry and will be a major trend in future years. According to Clarkson shipping intelligence and other public sources, there are greater than 400 new dual-engine vessels on order for 2024 to 2027.

In addition to our industrial, oil & gas, and marine applications, the Company offers industry-leading commercial pool filtration systems globally through distributors and local partners. Based on more than 20 years of experience in the filtration industry, we have developed a superior and cost-effective industrial pool filter system with a smaller footprint, lower chlorine consumption, and higher quality of water filtration. Conventional technologies use large amounts of chemicals for disinfection, whereas our superior commercial pool system reduces chemical consumption. We believe our offering is uniquely positioned to unlock future growth in the context of the global focus on ESG, since our commercial pool application delivers safe, clean, and clear water to our clients with lower energy consumption and reduced lifecycle costs. According to Frost & Sullivan's report European Swimming Pool Water Treatment Growth Opportunities (June 2022), the European commercial pool market is projected to grow at a CAGR of 6.1% from 2024 to 2028, reaching a total addressable market of $687 million. We remain committed to expand our geographical reach both within and outside of Europe through new partnerships and distribution agreements.

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

Research and Development

We have six (6) full-time employees who are primarily engaged in R&D activities pertaining to the development of technology and intellectual property rights related to silicon carbide product formulas, applications, automation, and manufacturing processes.

Manufacturing

We currently manufacture our ceramic membrane and DPF products in Ballerup, Denmark (Copenhagen area). We assemble our liquid filtration systems and manufacture plastic products at our facilities located in Hobro, Denmark. In 2025, we started to assemble marine water treatment systems in China with the purpose of being closer to our customers and reducing the cost of production. We continue to evaluate and assess the possibility of expanding our production capacity with further support from partnerships across the U.S.

Raw Materials and Components

The main raw materials used in our manufacturing processes are silicon carbide, steel, pumps, electrical components, plastic, platinum, and palladium. We purchase these commodities from various sources generally based upon availability, lead time, quality, and price.

Sales, Marketing and Business Intelligence

Our products and services are sold both directly and indirectly to end users across multiple jurisdictions and end markets through direct sales, systems integrators, distributors, agents, and partners.

Our Company initially focused on selling DPF filters to the automotive industry to reduce exhaust gas emissions from diesel engines. In 2014, we acquired Provital Solutions, a Danish filtration system manufacturing company, that enabled our Company to broaden our offering of products and systems for ceramic filters, SiC membranes, and modular liquid filtration systems. The liquid filtration systems business has become a highly complementary offering to our SiC membrane and DPF business.

We plan to actively market our existing products to new customers as we penetrate new end markets and optimize our manufacturing capacity. As of December 2025, we employed ten (10) full-time sales, marketing, and strategy personnel in addition to partnership and distribution agents. We promote our products through direct sales to potential customers and marketing activities such as participation in tradeshows and exhibitions, with a recent focus on digital marketing.

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

Intellectual Property

We have one patent granted in Europe and one patent granted in Denmark. Furthermore, we have four patent application submitted for international coverage.

Scope and duration of each of our foreign patents vary in keeping with local laws. On July 7, 2014, we obtained a new Danish patent application related to our silicon carbide membrane technology. In 2023, we submitted three patent applications to further strengthen our intellectual property for SiC membranes. In 2025, we submitted one patent application to defend our unique technological position within cross-flow integrated filtration systems.

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

We also believe that having distinctive names is an important factor in marketing our products and therefore use trademarks to brand some of our products. As of February 2026, we had three trademark registrations in China and four trademark registrations in Denmark (AQUA SOLUTION, CoMem, CDPX, and FUTURE FILTRATION). We are also in the process of proactively renewing and developing new trademarks in select geographic areas.

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

Competition

Our products compete with other filters that are made using polymer, silicon carbide ceramic, and aluminum oxide membranes. Most of our competitors are large industrial companies; however, we believe our patented technology, manufacturing know-how, and trade secrets allow us to produce high-quality products that provide an advantage over most of our competitors, many of which have greater financial, technological, manufacturing, and personnel resources. We intend to continue to devote resources to the development of new technologies and the improvement of our products to retain existing customers and acquire new customers.

Employees

At December 31, 2025 we had 92 employees, including 62 in production; 12 in administration; 6 in research and development; 10 in sales, marketing and strategy; and 2 in executive management.

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

Item 1A.   Risk Factors

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We will require substantial capital investment in the future, and our inability to raise adequate capital could affect our ability to continue as a going concern.

We will require significant funding to continue our operations and advance our development of new products. Our ability to raise additional capital, on timely and favorable terms or at all, will depend on various factors, including macroeconomic conditions, future commodity prices, our exploration success, and market conditions. If these factors deteriorate, our ability to raise capital to fund ongoing operations and business activities could be significantly impacted. If we cannot obtain adequate additional financing, we may have to substantially curtail our exploration and development activities or sell assets, which could materially and adversely affect our business plan. Inadequate financial resources could also raise substantial doubt about our ability to continue as a going concern.

If we fail to restore financial stability through improved profitability and access to adequate liquidity, our business options and financial condition would be impacted.

Our business has undergone significant changes in the past few years to help restore financial flexibility to the Company through an enhanced capital structure, improved profitability, reduced investments, and changes to the organization. Our ability to achieve financial breakeven is heavily dependent on external macroeconomic and competitive industry dynamics that are outside of our control; therefore, our business may not achieve its financial objectives in a period with increased competition or weakening market fundamentals.

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

The continuation of the war between Ukraine and Russia as well as the conflict related to Hamas/Israel and the situation in the Red Sea, including tensions with Iran, fuels uncertainty and risk to our business as we rely on the ability to manufacture, ship, service, and operate across multiple jurisdictions. The wars may result in sanctions and increased uncertainties, thus restricting our ability to service our clients and execute orders globally due to supply chain risk, import/export restrictions, and increased demand uncertainty. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing due to the ongoing wars, they may not be able to pay, or may delay payment of, owed amounts to the Company for the provision of products and services. Any inability of current or new potential customers to purchase or pay for our products may adversely affect our sales, earnings, and cash flow.

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

Global trade restrictions, tariffs, and geopolitical tensions could adversely impact our business and supply chain

In April/May 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries, including China and those in the EU, have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy. These recent tariffs and the subsequent retaliatory tariffs could increase the cost of goods for our products or reduce our ability to sell products globally, particularly in China and the U.S., which may adversely affect our operating results and financial condition. So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results, primarily due to our prior efforts to accumulate and maintain inventories at favorable cost. There is no guarantee, however, that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impact our business by increasing trade-related costs or affecting the demand for our products globally. Any further unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impacting the competitive position of our products. If any new tariffs, legislation, and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition, and results of operations.

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

Prolonged periods of energy market volatility and supply disruptions could negatively impact our business

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

Authorities worldwide continue to implement measures to mitigate potential future outbreaks, including vaccination campaigns, travel restrictions, and quarantine protocols; however, new infectious diseases or resurgences of existing ones could lead to disruptions in our supply chain, temporary facility closures, labor shortages, and delays in customer orders. Additionally, prolonged health crises could negatively impact the financial position of our customers or suppliers, increasing the risk of delayed payments, order cancellations, or defaults on contractual obligations.

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

For the year ended December 31, 2025, our four largest customers accounted for approximately 12%, 7%, 6%, and 5% of our net sales (approximately 30% in total). For the year ended December 31, 2024, our four largest customers accounted for approximately 7%, 7%, 5%, and 5% of our net sales (approximately 24% in total). If we are unable to diversify our customer base, our future results will be heavily dependent on these customers. Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers, and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced delays or cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such delays, cancellations, and fluctuations in the future. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with limited or no penalties. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our financial results.

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

Global health crises such as the COVID-19 pandemic or significant macroeconomic uncertainty exacerbated by current or future geopolitical conflicts and high inflationary pressure can significantly impact our Company, customers, and suppliers. For example, the global shipping industry has been negatively impacted by the coronavirus outbreak and may be further adversely affected by an extended shutdown of various businesses or delayed implementation of regulatory frameworks and environmental policies. This, in turn, could adversely affect the demand for our marine water systems as shipowners delay or even cancel their orders.

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

Our international operations are exposed to potential adverse tax consequences.

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

Our reporting currency is the United States Dollar ($). Because of our activities in Denmark, the European Continent, China, the U.S., and other countries, we are exposed to fluctuations in foreign currency rates. Most income and expense-related transactions are denominated in currencies other than the reporting currency, and a certain portion of the excess cash balances may be held in other currencies or in bank accounts outside of the United States, causing risks of currency fluctuations when translating balances to the reporting currency at the end of the reporting period. We may manage the risk to such exposure through active cash flow management, and in some cases, by entering into foreign currency futures and option contracts; however, we can make no assurance that such actions will be sufficient to offset a material adverse effect on our operations in the future. As of December 31, 2025, we have not entered into any derivative contracts to hedge our currency exposure.

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

The majority of our officers and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets may be located outside of the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or such officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof or be competent to hear original actions brought in other jurisdictions against us or such officers and directors predicated upon the securities laws of the United States or any state thereof.

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

As of December 31, 2025, we have issued pre-funded warrants to purchase a total of 5,299,879 shares of our common stock, consisting of 3,930,008 pre-funded warrants issued prior to 2024 and an additional 1,369,871 pre-funded warrants issued in 2024. Of these, none have been exercised. Each of the pre-2024 pre-funded warrants is exercisable for $0.008 per share of common stock underlying such pre-funded warrant, while the pre-funded warrants issued in 2024 are exercisable for $0.001 per share of common stock underlying such pre-funded warrant. These warrants may be exercised through a cashless exercise mechanism, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant.

Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then-existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial shares in the public market could adversely affect the market price of our common stock, causing our stock price to decline.

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

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. Furthermore, if an analyst downgrades us, the industry in which we operate, or the stock of any of our competitors, the price of our common stock may decline. If the analyst discontinues coverage altogether, we could lose visibility, which could also lead to a decline in the price of our common stock.

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

As a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”)), we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements,  provide only three years of business information, provide fewer years of selected financial data, and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for stockholders to sell their shares.

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

Our corporate headquarters are located at Industriparken 22C, 2750 Ballerup, Denmark. We lease approximately 67,000 square feet at our Ballerup location, of which approximately 10,000 square feet is used for office space and 57,000 square feet is used for production. The lease will expire on August 31, 2028. We also conduct operations at Benshøj Industrivej 24, 9500 Hobro, Denmark, where we lease approximately 45,750 square feet, of which approximately 10,750 square feet is used for office space and 35,000 square feet is used for production. The lease will expire on November 30, 2034. In addition, in 2024, we entered into a new lease agreement for additional production and office space at Benshøj Industrivej 1, 9500 Hobro, Denmark. This facility consists of approximately 18,800 square feet, including 13,500 square feet of production space and 5,300 square feet of office space. The lease will expire on April 30, 2034. In December 2024, we entered into a new lease agreement for production and office space at No 588, Hong Kong Road, Jian Gong Lake Science and Innovation Center, Building 7, Haimen Districy, Nantong City, China. The facility consists of approximately 19,200 square feet, including 13,000 square feet of production space and 600 square feet of office space. The lease will expire in September 2026.

In September 2025, we entered into a lease agreement for our service center in the U.S. at 714 Hughie Long, Cresson, Texas 76035. This facility consists of approximately 3,800 square feet of production & assembly space. The lease will expire in July 2028.

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

As of February 26, 2026 there were approximately 44 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Since the beginning of our fiscal year ended December 31, 2025, we have not sold any equity securities that were not registered under the Securities Act of 1933 and that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Since the beginning of our fiscal year ended December 31, 2025, we have not repurchased any of our equity securities.

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

2025 Developments

On January 31, 2025, LiqTech announced appointment of David Kowalczyk as Chief Financial and Operating Officer

On February 20, 2025, LiqTech received supplier approval water treatment system for the WinGD Dual-Fuel Engine

On March 11, 2025, LiqTech expanded distribution coverage in the Irish swimming pool water filtration system market

On May 13, 2025, LiqTech International Signed distribution and Partnership Agreement with NAF Aquatics for U.S. commercial swimming pool market

On June 25, 2025, LiqTech' s Advanced Oily Wastewater Filtration was selected by North Star BlueScope Steel

On September 15, 2025, LiqTech expanded its U.S. presence with Texas service center to support produced water and industrial filtration solutions

On November 20, 2025, Jitri LiqTech broke ground on marine-focused R&D Test Center and Localization Facility in China and completes regional spare parts warehouse

Results of Operations

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth our revenues, expenses, and net income for the years ended December 31, 2025, and 2024 in U.S. dollars, except for percentages.

	Year Ended December 31,
					Period to Period Change
		As a %		As a %		Percent
	2025	of Sales	2024	of Sales	Variance	%
Revenue	$16,507,558	100.0%	$14,604,618	100.0%	$1,902,940	13.0%
Cost of goods sold	15,257,035	92.4	$14,353,713	98.3	903,322	6.3
Gross Profit	1,250,523	7.6	250,905	1.7	999,618	398.4

Operating Expenses
Selling expenses	2,718,047	16.5	2,725,239	18.7	(7,192)	(0.3)
General and administrative expenses	5,677,525	34.4	5,661,455	38.8	16,070	0.3
Research and development expenses	1,163,651	7.0	1,352,060	9.3	(188,409)	(13.9)
Total Operating Expenses	9,559,223	57.9	9,738,754	66.7	(179,531)	(1.8)

Loss from Operation	(8,308,700)	(50.3)	(9,487,849)	(65.0)	1,179,149	(12.4)

Other Income (Expense)
Interest and other income	445,496	2.7	178,834	1.2	266,662	149.1
Interest and other expense	(315,458)	(1.9)	(167,556)	(1.1)	(147,902)	88.3
Amortization of debt discount	(426,982)	(2.6)	(615,552)	(4.2)	188,570	(30.6)
Gain (loss) on foreign currency transactions	67,917	0.4	164,310	1.1	(96,393)	(58.7)
Gain (loss) on disposal of property and equipment	(65,667)	(0.4)	(456,282)	(3.1)	390,615	(85.6)
Total Other Expense	(294,694)	(1.8)	(896,246)	(6.1)	601,552	(67.1)

Loss Before Income Taxes	(8,603,394)	(52.1)	(10,384,095)	(71.1)	1,780,701	(17.1)
Income Tax Benefit	(1,454)	(0.0)	(38,837)	(0.3)	37,383	(96.3)

Net Loss	$(8,601,940)	(52.1)%	$(10,345,258)	(70.8)%	$1,743,318	(16.9)%

Revenues

Revenue for the year ended December 31, 2025, was $16,507,558 compared to $14,604,618 for the same period in 2024, representing an increase of $1,902,940, or 13.0%. The increase was mainly due to increased deliveries of systems (Pool, Energy & Industry), and components (plastics), partly offset by decreased sales of filters.

The increase in deliveries of systems was mainly driven by increased deliveries of pool filtration systems and water treatment systems for industrial applications. The increase in components was mainly related to machine building for the food & beverage industry. The decrease in sales of filters was primarily driven by a refocusing of our strategy to capitalize on sub segments where we see increased future demand for DPFs outside of the automotives sector.

Gross Profit

Gross profit for the year ended December 31, 2025, was $1,250,523 (or a gross profit margin of 7.6%), compared to $250,905 (or a gross profit margin of 1.7%) for the same period in 2024, representing an increase of $999,618, or 398.4%. This increase in gross profit can be attributed to both an increase in revenue as well as a more favorable sales mix, which resulted in a higher proportion of high-margin products within our Systems segment. We did, however, continue to invest in deliveries of containerized oil and gas systems to the U.S., which contributed to lower-than-usual margins, reflecting a strategic decision aimed at demonstrating and validating the value proposition associated with our technology and seeding the market for future growth. Despite the significant improvement in both gross profit and gross profit margin, we continue to see an underutilization of our manufacturing capacity that has a material, adverse effect on profitability. The continued refocusing of the company led to an inventory review and related adjustments for obsolescence and slow-moving inventory items, which also had an unfavorable impact on gross profit margin. The increase in gross profit was partly supported by decreased depreciation as well as continued initiatives aimed at optimizing manufacturing processes. Included in the gross profit was depreciation of $1,519,439 and $1,830,553 for the years ended December 31, 2025, and 2024, respectively.

Operating Expenses

Total operating expenses for the year ended December 31, 2025, were $9,559,223, representing a decrease of $179,531, or 1.8%, compared to $9,738,754 for the same period in 2024. In local currency, the cost decrease was higher driven by a DKK/USD appreciation of 3.9% for the full year.

Selling expenses for the year ended December 31, 2025, were $2,718,047, compared to $2,725,239 for the same period in 2024, representing a decrease of $7,192, or 0.3%. This decrease was partly driven by full year effect of savings made in 2024 and lower account receivable write-offs and provision needs. This were partly offset by costs associated with the newly formed joint venture in China, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd.(the "JV"). The primary focus of the JV is to develop and commercialize systems for the marine water treatment market in China. Costs for outbound distribution, including tariffs, and expenditures related to external sales consultancy services also increased in 2025.

General and administrative expenses for the year ended December 31, 2025, were $5,677,525 compared to $5,661,455 for the same period in 2024, representing an increase of $16,070, or 0.3%. The increase was primarily due to higher legal expenses, the filling of open positions, including the CFO, as well as higher recruitment costs. Included in general and administrative expenses was non-cash compensation of $987,072 and $664,434 for the years ended December 31, 2025, and 2024, respectively. Non-cash compensation increased due to a 2025 conversion of 50% of the Board fee and 10% of Senior Leadership Team salary to stock awards and due to this being the second year of a new three-year, long-term incentive plan program for the Senior Leadership Team.

The following is a summary of our non-cash compensation:

	2025	2024
Compensation for vesting of restricted stock awards issued to the Board of Directors	271,256	$202,125
Compensation for vesting of restricted stock awards issued to management	$715,816	462,309
Total Non-Cash Compensation	$987,072	$664,434

Research and development expense for the year ended December 31, 2025, was $1,163,651 compared to $1,352,060 for the same period in 2024, representing a decrease of $188,409, or 13.9%. The decrease was primarily due to a more focused R&D strategy with fewer ongoing projects and a reduced average number of employees engaged in external research and development activities.

Other income (expense)

Total Other expense for the year ended December 31, 2025, was $294,694 compared to $896,246 for the comparable period in 2024, representing a decrease of $601,552, or 67.1%. The decrease was primarily attributable to reduced losses on the disposal of property and equipment, increased interest income, and lower debt discount amortization costs due to the extension of the maturity date for the senior promissory notes.

Income taxes provision

The income tax benefit for the year ended December 31, 2025, was $1,454 compared to a benefit of $38,837 for the comparable period in 2024, representing a decrease of $37,383, or 96.3%, mainly driven by a decrease in tax credits associated with research and development activities in Denmark.

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the year ended December 31, 2025, of $8,601,940 compared to $10,345,258 for the comparable period in 2024, representing an improvement in net loss of $1,743,318, or 16.9%.

Going Concern and Management’s Plans

The financial statements included herein for the period ended December 31, 2025, have been prepared under the assumption that the Company will continue as a going concern and contemplate the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2025, the Company had cash and cash equivalents of $5,070,385, net working capital of $11,237,788, an accumulated deficit of 94,795,121, and total assets and liabilities of $27,278,097 and $16,905,861, respectively. The Company has experienced operating losses and cash outflows from continuing operations and may require additional funding to support operations for the twelve months following the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has implemented cost optimization and operational initiatives designed to improve liquidity and support a sustainable path toward profitability, supported by an updated strategic focus and strengthened leadership. The Company continues to evaluate financing alternatives and strategic opportunities to enhance its capital position. While there can be no assurance that additional funding will be obtained on favorable terms, management believes its ongoing initiatives position the Company to support operations and advance its strategic objectives.

Cash Flows

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Cash used by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used by operating activities for the year ended December 31, 2025, was $6,108,176 compared to cash used by operating activities of $7,534,072 for the year ended December 31, 2024, representing an improvement of $1,425,896. The cash used by operating activities for the year ended December 31, 2025, consists mainly of the net loss for the year which improved by $1,743,318, adjusted by depreciation and other non-cash items of which decreased $657,120. Further, changes in assets and liabilities decrease $339,698 primarily due to an increase in the development in account payables from 2024 to 2025 of $1,150,188 related to inventory build up of Pool systems and a decrease in contract assets relating to fewer ongoing research and development projects.

Net cash used in investing activities was $217,930 for the year ended December 31, 2025, as compared to $424,036 for the year ended December 31, 2024, representing a decrease of $206,106. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets, partly offset by proceeds from the disposition of production equipment in our Ballerup facility. With our current strategic focus and the excess capacity already in place, we expect capital expenditures to be significantly lower than historical levels, allowing us to leverage our existing infrastructure.

Cash provided by financing activities was $719,287 for the year ended December 31, 2025, as compared to $8,493,300 for the year ended December 31, 2024, representing a decrease of $7,774,013 or 92%. The decrease was mainly driven by the equity raise, generating net proceeds of $9,922,063 from the issuance of common stock and prefunded warrants in 2024.

	2025	2024
Net Cash Used in Operating Activities	$(6,108,176)	$(7,534,072)
Net Cash Used in Investing Activities	(217,930)	(424,036)
Net Cash Provided by Financing Activities	722,005	8,493,300
Net Change in Cash and Cash Equivalents	(5,798,343)	446,547
Cash and Cash Equivalents at End of Period	$5,070,385	$10,868,728

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

Critical Accounting Policies

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	The assessment of collectability of accounts receivable, which impacts operating expenses when and if we record bad debt or adjust the allowance for doubtful accounts;
●	The valuation of inventory, which impacts cost of sales;
●	The assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when and if we record asset impairments or accelerate their depreciation;
●	The assessment of Contract assets, which impacts valuation of assets and revenue and cost when performance obligations have been satisfied;
●	The assessment of revenue recognition, which impacts revenue and cost of sales;
●	The assessment of stock-based awards, which impact operating expenses from the grant date throughout the vesting period; and
●

The recognition and measurement of loss contingencies, which impacts cost of sales or operating expenses when we recognize a loss contingency, revise the estimate for a loss contingency, or record an asset impairment.

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

Management has analyzed the impact of the current economic climate on its financial statements as of December 31, 2025, and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets, or long-lived assets.

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the system, where revenue is recognized at the transfer of control based upon signed acceptance of the unit by the customer. Most commonly, this invoice is sent to the customer at commissioning of the product or no later than 12 months after delivery. Also included in Contract Assets are short-term receivables such as VAT and other receivables.

Revenue Recognition

The Company records revenue in accord ance with FASB ASC Topic 606, “ Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

For Systems and Aftermarket, Filters and Membranes, and Components, revenue is recognized when performance obligations specified within the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have been transferred to the customer. This generally occurs when the product is shipped or accepted by the customer. Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a contract liability. Considering the relatively short time between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract, or for larger projects in line with completion. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross profit. This second performance obligation is recognized as revenue at the time of the commissioning services being rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as contract liabilities.

Aftermarket sales represent spare parts, extended warranties, and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract.

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

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors, and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “ Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant. The Company has elected to recognize forfeitures as they occur.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LiqTech International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiqTech International, Inc. (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
●

Assessing the accuracy, completeness, and reasonableness of the costs included in the standard costing model, including overhead allocations, to ensure all capitalized costs were appropriate, complete, and proper.

●

Evaluating the appropriateness and reasonableness of the assumptions used by management to allocate costs to specific inventory products, including assessing the reasonableness of production times, labor requirements, and energy usage utilized.

●	Performing cost testing on raw material inputs purchased by tracing the recorded costs to supporting third party invoices

Revenue Recognition – Contracts with Multiple Performance Obligations

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company has some contracts with customers that contain multiple performance obligations. For these contracts, management accounts for individual performance obligations separately if they are distinct. As described by management, management exercises judgment and uses estimates in order to (1) determine whether performance obligations are distinct and should  be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. Revenue recognized in 2025 related to contracts with multiple performance obligations was approximately $5.5 million.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures consisted of the following:

●	Obtaining an understanding and testing management’s process for identifying, evaluating, and accounting for contracts with multiple performance obligations
●

Examining revenue arrangements on a test basis, including assessing the key terms and conditions of the arrangements and testing the identification, evaluation, and accounting of the performance obligation for conformity with relevant authoritative guidance.

●	Performing procedures to test the completeness and accuracy of the data used to determine estimated stand-alone selling prices.
●	Evaluatingthe reasonableness of the approaches used to determine estimated stand-alone selling prices.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

February 27, 2026

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets

Current Assets:
Cash and restricted cash	$5,070,385	$10,868,728
Accounts receivable, net	3,429,992	2,396,056
Inventories, net	6,479,321	5,541,192
Contract assets	733,851	1,666,698
Prepaid expenses and other current assets	245,702	168,443

Total Current Assets	15,959,251	20,641,117

Non-Current Assets:
Property and equipment, net	5,845,323	6,618,822
Operating lease right-of-use assets	4,643,680	4,450,822
Deposits and other assets	545,573	456,658
Intangible assets, net	36,125	39,367
Goodwill	248,145	220,693

Total Non-Current Assets	11,318,846	11,786,362

Total Assets	$27,278,097	$32,427,479

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,552,890	$1,300,966
Accrued expenses	1,795,382	2,491,479
Current portion of finance lease liabilities	517,759	458,347
Current portion of operating lease liabilities	714,446	544,197
Contract liabilities	140,986	109,319

Total Current Liabilities	4,721,463	4,904,308

Non-Current Liabilities:
Deferred tax liability	63,654	57,960
Finance lease liabilities, net of current portion	1,415,908	1,600,931
Operating lease liabilities, net of current portion	3,929,234	3,906,625
Loan from related party, net of current portion	1,265,057	-
Notes payable, net of debt discounts	5,510,545	5,303,563

Total Non-Current Liabilities	12,184,398	10,869,079

Total Liabilities	16,905,861	15,773,387

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 9,627,064 and 9,475,443 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	9,627	9,475
Additional paid-in capital	110,427,993	109,274,166
Accumulated deficit	(94,795,121)	(86,267,438)
Accumulated other comprehensive loss	(5,209,173)	(6,362,111)

Total Stockholders' Equity	10,433,326	16,654,092

Noncontrolling Interest	(61,090)	-

Total Equity	10,372,236	16,654,092

Total Liabilities and Equity	$27,278,097	$32,427,479

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024
Revenue	$16,507,558	$14,604,618
Cost of goods sold	15,257,035	14,353,713

Gross Profit	1,250,523	250,905

Operating Expenses:
Selling expenses	2,718,047	2,725,239
General and administrative expenses	5,677,525	5,661,455
Research and development expenses	1,163,651	1,352,060

Total Operating Expenses	9,559,223	9,738,754

Loss from Operations	(8,308,700)	(9,487,849)

Other Income (Expense):
Interest and other income	445,496	178,834
Interest and other expense	(315,458)	(167,556)
Amortization of debt discount	(426,982)	(615,552)
Gain (loss) on foreign currency transactions	67,917	164,310
Gain (loss) on disposal of property and equipment	(65,667)	(456,282)

Total Other Expense	(294,694)	(896,246)

Loss Before Income Taxes	(8,603,394)	(10,384,095)

Income tax benefit	(1,454)	(38,837)

Net Loss	$(8,601,940)	$(10,345,258)

Net Loss attributable to noncontrolling interest	(74,257)	-
Net Loss attributable to LiqTech International, Inc.	(8,527,683)	(10,345,258)

Loss Per Common Share – Basic and Diluted	$(0.89)	(1.64)

Weighted-Average Common Shares Outstanding – Basic and Diluted	9,614,426	6,310,379

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2025	2024

Net Loss	$(8,601,940)	$(10,345,258)

Loss on foreign currency translation adjustments	1,152,938	(758,223)

Total Other Comprehensive Loss	$(7,449,002)	$(11,103,481)

Net loss attributable to non-controlling interests	74,257	-

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(7,374,745)	$(11,103,481)

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2025, and 2024

					Accumulated
					Other		Non-
			Additional		Compre-	Total	controlled
	Common Stock		Paid-in	Accumulated	hensive	Stockholders’	Interest in
	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	TOTAL

Balance, December 31, 2024	9,475,443	$9,475	$109,274,166	$(86,267,438)	$(6,362,111)	$16,654,092	-	$16,654,092

Common stock issued in settlement of RSUs	180,015	180	(180)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	987,072	-	-	987,072	-	987,072

Capital contribution from noncontrolling interest	-	-	-	-	-	-	13,788	13,788

Currency translation, net	-	-	-	-	1,152,938	1,152,938	(621)	1,152,317

Net Loss for the year ended December 31, 2025	-	-	-	(8,527,683)	-	(8,527,683)	(74,257)	(8,601,940)

Balance, December 31, 2025	9,627,064	$9,627	$110,427,993	$(94,795,121)	$(5,209,173)	$10,433,326	$(61,090)	$10,372,236

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2025, and 2024

					Accumulated
					Other		Non-
			Additional		Compre-	Total	controlled
	Common Stock		Paid-in	Accumulated	hensive	Stockholders’	Interest in
	Shares	Amount	Capital	Deficit	Loss	Equity	Subsidiaries	TOTAL

Balance, December 31, 2023	5,727,310	$5,727	$98,796,357	$(75,922,180)	$(5,603,888)	$17,276,016	-	$17,276,016

Common stock issued in settlement of RSUs	148,002	148	(148)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(29,998)	(30)	(104,910)	-	-	(104,940)	-	(104,940)

Issuance of common shares, warrants and prefunded warrants in connection with a private offering	3,630,129	3,630	9,918,433	-	-	9,922,063	-	9,922,063

Stock-based compensation	-	-	664,434	-	-	664,434	-	664,434

Currency translation, net	-	-	-	-	(758,223)	(758,223)	-	(758,223)

Net loss for the year ended December 31, 2024	-	-	-	(10,345,258)	-	(10,345,258)	-	(10,345,258)

Balance, December 31, 2024	9,475,443	$9,475	$109,274,166	$(86,267,438)	$(6,362,111)	$16,654,092	-	$16,654,092

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(8,601,940)	$(10,345,258)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,692,178	2,160,837
Amortization of debt discount	426,982	615,552
Stock-based compensation	987,072	664,434
Amortization of right-of-use assets	605,106	574,403
Deferred taxes	(1,454)	(38,837)
Loss on disposal of property and equipment	65,667	456,282

Changes in assets and liabilities:
Accounts receivable	(706,079)	620,116
Inventories	(238,788)	(587,806)
Contract assets	1,093,945	1,102,791
Prepaid expenses and other current assets	(143,604)	40,598
Accounts payable	99,782	(1,050,406)
Accrued expenses	(799,274)	(908,607)
Operating lease liabilities	(605,106)	(576,948)
Contract liabilities	17,337	(261,223)

Net Cash used in Operating Activities	(6,108,176)	(7,534,072)

Cash Flows from Investing Activities:
Purchase of property and equipment	(395,180)	(1,367,729)
Proceeds from the disposal of property and equipment	177,250	943,693

Net Cash used in Investing Activities	(217,930)	(424,036)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(508,302)	(1,428,763)
Proceeds from issuance of common stock and prefunded warrants	-	9,922,063
Proceeds from related party loan	1,213,801	-
Capital contribution from noncontrolling interest	13,788	-

Net Cash provided by Financing Activities	719,287	8,493,300

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(191,524)	(88,645)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(5,798,343)	446,547

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,868,728	10,422,181

Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,070,385	$10,868,728

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$157,286	$160,926
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	$149,532	$166,443

The accompanying notes are an integral part of these consolidated financial statements.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization

The consolidated financial statements include the accounts of LiqTech International, Inc. and its subsidiaries (the “Company”). The terms "Company", "us", "we" and "our" as used in this report refer to the Company and its subsidiaries, which are set forth below. The Company engages in the development, design, production, marketing, and sale of automated filtering systems, ceramic silicon carbide liquid applications, and diesel particulate air filters in the Americas, Asia-Pacific, Europe, and Middle East & Africa. Set forth below is a description of the Company and each of its subsidiaries:

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

Foreign Currency

The functional currency of LiqTech International, Inc. and LiqTech USA, Inc. is the U.S. Dollar. The functional currency of LiqTech Holding, LiqTech Water, LiqTech Plastics, LiqTech Ceramics, LiqTech Water Projects, and LiqTech Emission Control is the Danish Krone (“DKK”); and the functional currency of LiqTech JiTRI is the Renminbi (“RMB”). The Company’s reporting currency is the U.S. Dollar for the purpose of these consolidated financial statements. The balance sheet accounts of the foreign subsidiaries are translated into U.S. Dollars at the period-end exchange rates, equity is translated at historical cost, and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the twelve months ended December 31, 2025, and 2024. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arose from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2025, and 2024, the Company held $0 and $0, respectively, of restricted cash. The restricted cash is held as security by a local financial institution for ensuring a leasing facility and for payment guarantees issued for the benefit of customers in connection with prepayments of sales orders and for warranties after the delivery of sales orders.

Accounts held in each U.S. institution are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. At December 31, 2025, and December 31, 2024, the Company had $0 and $4,414,510 in excess of the FDIC insured limit, respectively.

Accounts Receivable and Current Expected Credit Losses

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, “ Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible.

The roll-forward of the allowance for current expected credit losses for the year ended December 31, 2025, and December 31, 2024 were as follows:

	December 31,	December 31,
	2025	2024
Allowance for current expected credit losses at the beginning of the period	$637,556	$134,912
Bad debt expense	29,439	578,423
Receivables written off during the period	(608,331)	(49,577)
Effect of exchange rate changes	79,305	(26,202)
Allowance for current expected credit losses at the end of the period	$137,969	$637,556

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

Leases

The Company has elected to not recognize lease assets and liabilities with an initial term of 12 months or less, are Insignificant in value, and to not separate lease and non-lease components. The Company’s accounting for finance leases remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value. The Company uses the implicit rate when determinable. The operating lease ROU asset also included prepaid lease payments, reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease, recognized when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term.

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

Management has analyzed the impact of the current economic climate on its financial statements as of December 31, 2025, and has determined that the changes to its significant judgements and estimates did not have a material impact with respect to goodwill, intangible assets, or long-lived assets. During the years ended December 31, 2025, and 2024, no impairment charge of long-lived assets has been recorded.

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

Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, using primarily expected category expansion, pricing, market segment fundamentals, and general economic conditions. During the years ended December 31, 2025, and 2024, no impairment charge for goodwill was recorded.

Revenue Recognition

The Company records revenue in accordance wit h FASB ASC Topic 606, “ Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company sells products throughout the world. Sales by geographical region for the years ended December 31, 2025, and 2024 were as follows:

	% Distribution		For the Year Ended December 31
	2025	2024	2025	2024
Americas	25%	18%	$4,057,487	$2,693,002
Asia-Pacific	6%	5%	1,017,386	645,044
Europe	68%	71%	11,148,402	10,440,040
Middle East & Africa	1%	6%	284,283	826,532
Totals	100%	100%	$16,507,558	$14,604,618

The Company’s sales by product line for the years ended December 31, 2025, and 2024 were as follows:

	% Distribution		For the Year Ended December 31
	2025	2024	2025	2024
Systems and Aftermarket	50%	38%	$8,243,681	$5,538,741
Filters and Membranes	24%	39%	4,006,105	5,634,973
Components	25%	23%	4,120,754	3,381,408
Corporate	1%	0%	137,018	49,496
Totals	100%	100%	$16,507,558	$14,604,618

For Systems and Aftermarket, Filters and Membranes, and Components, revenue is recognized when performance obligations specified within the terms of a contract with the customer are satisfied, which occurs when control of the product transfers to the customer or when services are rendered by the Company. The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title along with risks and rewards of ownership have transferred to the customer. This generally occurs when the product is shipped or accepted by the customer. Revenue for service contracts is recognized as the services are provided. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to receive payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations are recorded as a contract liability. Considering the relatively short time between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

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

System sales are recognized when the Company transfers control to the customer based upon sales and delivery conditions specified in the sales contract, or for larger projects in line with completion. This typically occurs upon shipment of the system from the production facility but can also occur upon other agreed delivery terms. In connection with the completion of the system, it is normal procedure to issue a FAT (Factory Acceptance Test) asserting that the customer has accepted the performance of the system as it is being shipped from our production facility in Hobro. As part of the performance obligation, the customer is normally offered commissioning services (final assembly and configuration at a place designated by the customer), and this commissioning is therefore considered a second performance obligation and is valued at cost, with the addition of a standard gross profit. This second performance obligation is recognized as revenue at the time of the commissioning services being rendered together with the cost incurred. Part of the invoicing to the customer is also attributed to the commissioning, and at transfer of the control of the system (i.e., the first performance obligation), this portion is recognized as contract liabilities.

Aftermarket sales represent spare parts, extended warranties, and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract.

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

Contract assets also include unbilled receivables, which usually comprise the last invoice remaining after the delivery of the System unit, where revenue is recognized at the transfer of control based upon signed acceptance of the unit by the customer. Most commonly, this invoice is sent to the customer at commissioning of the product or no later than 12 months after delivery. Further included in Contract Assets are short-term receivables such as VAT and other receivables.

The roll-forward of contract assets and contract liabilities for the years ended  December 31, 2025, and 2024 were as follows:

	December 31,	December 31,
	2025	2024
Cost incurred	$1,750,757	$2,512,901
Unbilled project deliveries	-	51,442
VAT	234,984	93,961
Other receivables	10,826	20,972
Prepayments	(1,403,702)	(1,121,897)
	$592,865	$1,557,379

Distributed as follows:
Contract assets	$733,851	$1,666,698
Contract liabilities	(140,986)	(109,319)
	$592,865	$1,557,379

Cost of Sales

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense, and product license agreement expense in cost of sales.

Advertising Costs

Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Advertising costs are included in selling expenses, and total advertising costs amounted to $105,847 and $56,037 for the years ended December 31, 2025, and 2024, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in operating expense for the years ended December 31, 2025, and 2024 were $1,163,651 and $1,352,060, respectively, of research and development costs.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “ Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and establishes a valuation allowance if, based on the weight of available evidence, it believes it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors, and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “ Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of our stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant. The Company has elected to recognize forfeitures as they occur.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with ASC 480, “ Distinguishing Liabilities from Equity,” and ASC 815- 40, “ Contracts in Entity’ s Own Equity.” This assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815- 40, including whether the warrants are indexed to the Company’s own shares and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. Warrant liabilities are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We provide credit, in the normal course of business. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Due to the diversified nature and number of customers, concentrations of credit risk with respect to accounts receivable are limited.

Concentrations

One customer accounted for 12% of the Company’s revenue for the year ended December 31, 2025. No customers accounted for more than 10% of the revenue for the year ended December 31, 2024.

The Company’s accounts receivable from four customers made up 58% of the total balance as of December 31, 2025. The Company’s accounts receivable from one customer made up 18% of the total balance as of December 31, 2024.

No supplier accounted for more than 10% of the Company’s purchases of inventory for the year ended December 31, 2025 or year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements. The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This guidance contains amendments that provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-05 on its condensed consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recent operating losses and used cash in its operations, which raises substantial doubt about its ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to implement cost optimization and operational initiatives intended to improve liquidity and support a sustainable path toward profitability. The Company is actively evaluating financing alternatives, including potential debt or equity financing and other strategic arrangements, to strengthen its capital position. While there can be no assurance that such funding will be obtained on acceptable terms, Management’s plans are intended to improve liquidity and support the Company’s ability to continue operations; however, there can be no assurance these plans will be successful.

As of December 31, 2025, the Company had cash and cash equivalents of $5,070,385, net working capital of $11,237,788, an accumulated deficit of $94,795,121 and total assets and liabilities of $27,278,097 and $16,905,861, respectively.

NOTE 3 - INVENTORIES

Inventories consisted of the following on December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Raw materials	$3,282,184	$2,734,781
Work in process	2,402,158	2,435,280
Finished goods and filtration systems	1,755,674	1,580,255
Reserve for obsolescence	(960,695)	(1,209,124)
Total inventories, net	$6,479,321	$5,541,192

Inventory valuation adjustments for excess and obsolete inventories are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on December 31, 2025, and 2024:

	Useful life	December 31,	December 31,
	(Years)	2025	2024
Production equipment	3 - 10	$12,612,367	$9,553,545
Production equipment - finance lease	3 - 10	3,983,645	3,675,935
Lab equipment	3 - 10	138,987	123,611
Computer equipment	3 - 5	382,813	1,103,623
Computer equipment - finance lease	3 - 5	90,533	80,518
Vehicles	3 - 5	7,946	21,067
Furniture and fixture	5	660,445	1,378,252
Furniture and fixture - finance lease	5	516,545	326,411
Leasehold improvements	5 - 10	3,381,396	3,007,321
		21,774,677	19,270,283
Less accumulated depreciation		(14,226,101)	(11,494,435)
Less accumulated depreciation - finance lease		(1,703,252)	(1,157,026)
Net Property and Equipment		$5,845,323	$6,618,822

Depreciation expense amounted to $1,684,369 and $2,089,028 for the year ended December 31, 2025, and 2024, respectively. Of the $1,684,369 for the year ended December 31, 2025, $1,511,630 is allocated to cost of goods sold and $172,739 is allocated to operating expenses.

NOTE 5 - LEASES

The Company leases certain vehicles, real property, production equipment, and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for production and office space in Hobro (two facilities) and Copenhagen, Denmark. The lease agreements expire on April 30, 2034,  November 30, 2034, and August 31, 2028, respectively (for the two facilities in Hobro and the office space in Copenhagen, in that order).

During the year ended December 31, 2025, cash paid for amounts included for the measurement of operating lease liabilities was $916,014, and the Company recorded operating lease expenses of $916,807 in operating expenses.

During the year ended December 31, 2025, cash paid for amounts included for the measurement of finance lease liabilities was $511,276, and the Company recorded finance lease expenses of $127,637 in other expenses.

Supplemental balance sheet information related to leases as of December 31, 2025, and 2024 were as follows:

	December 31,	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$4,643,680	$4,450,822

Operating lease liabilities – current	714,446	544,197
Operating lease liabilities – long-term	3,929,234	3,906,625
Total operating lease liabilities	4,643,680	4,450,822

Finance leases:
Property and equipment, at cost	4,590,723	4,082,864
Accumulated depreciation	(1,703,252)	(1,157,025)
Property and equipment, net	2,887,471	2,925,839

Finance lease liabilities – current	517,759	458,347
Finance lease liabilities – long-term	1,415,908	1,600,931
Total finance lease liabilities	$1,933,667	$2,059,278

Weighted average remaining lease term:
Operating leases	6.0	8.1
Finance leases	2.5	3.1

Weighted average discount rate:
Operating leases	6.7%	6.8%
Finance leases	5.3%	5.5%

Maturities of lease liabilities at December 31, 2025 were as follows:

	Operating	Finance
	Leases	Leases
2026	$1,000,897	$616,863
2027	1,003,377	1,173,867
2028	849,493	125,099
2029	538,334	176,673
Thereafter	2,425,418	45,118
Total payment under lease agreements	5,817,519	2,137,620
Less imputed interest	(1,173,839)	(203,953)
Total lease liabilities	$4,643,680	$1,933,667

NOTE 6 - INTANGIBLE ASSETS

On  December 31, 2025, and 2024, other intangible assets, net of accumulated amortization, consisted of customer relationships acquired in connection with the purchase of BS Plastic A/S and the cost of patent applications for the Company’s products.

Intangible assets consisted of the following at December 31, 2025, and 2024:

	2025	2024
Customer relationships	$427,436	$461,997
Patent cost	195,221	173,624
	622,657	635,621
Less accumulated amortization	(586,532)	(596,254)
Intangible assets, net	$36,125	$39,367

Amortization expense amounted to $7,809 and $71,359 for the years ended December 31, 2025, and 2024, respectively.

Expected future amortization expense for the next five years consists of the following as of  December 31, 2025:

Amortization
Year ending December 31,	Expenses
2026	$8,139
2027	8,139
2028	8,139
2029	8,139
2030	3,569
Thereafter	-
$36,125

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024
Accounts payable	$1,552,890	$1,300,966
Accrued payroll liabilities	463,066	746,938
Product warranty accrual	524,828	621,031
Other accrued expenses	807,488	1,123,510
Total accounts payable and accrued expenses	$3,348,272	$3,792,445

NOTE 8 - LONG-TERM DEBT

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

On October 13, 2023, the Company and the Purchasers entered into an amendment to the Note and Warrant Purchase Agreement (the “Amendment”) and Allonge No. 1 to each of the Notes (collectively, the “2023 Allonges”) effective as of September 30, 2023, pursuant to which the Company and the Purchasers extended the maturity date of the Notes from June 20, 2024, to January 1, 2026 (the “Extension”). As consideration for the Extension, simultaneously with the entry into the Amendment and 2023 Allonges, the Company issued to the Purchasers additional warrants to purchase an aggregate of 531,250 shares of Common Stock at an exercise price of $5.20 per share, subject to adjustment as provided therein (the “2023 Warrants”). The 2023 Warrants are exercisable at any time prior to the five-year anniversary of the initial exercise date of September 30, 2023. The Amendment qualifies as a modification and entitles the Purchasers to registration rights with respect to the shares of Common Stock issuable upon exercise of the 2023 Warrants pursuant to the existing Registration Rights Agreement, dated June 22, 2022, by and between the Company and the Purchasers.

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

On March 26, 2025, the Company entered into a Second Amendment to the Note and Warrant Purchase Agreement (the "Second Amendment") originally dated June 22, 2022, with the holders of the Company’s senior promissory notes. In connection with the Second Amendment, the parties executed Allonge No. 2 (the "2025 Allonges") to each of the existing amended notes, resulting in an extension of the maturity date from January 1, 2026 to May 1, 2027. Additionally, pursuant to the 2025 Allonges, beginning on January 1, 2026, the notes will bear interest at a rate of 10% per annum, payable semiannually. In the event of a default or if the notes are not repaid on or before the new maturity date, the interest rate increases to 13% per annum, with a monthly 1% step-up up to a cap of 16% per annum, payable monthly. Accrued interest (excluding default interest) may be paid in cash or in shares of common stock, at the Company’s election, subject to certain limitations. As part of the transaction, the Company and the noteholders also agreed to amend and restate the related warrants, reducing the exercise price from $5.20 to $2.00 per share and extending the expiration date to December 31, 2029. The repricing resulted in an incremental change in warrant value of $220,000.

The components of notes payable are as follows:

	December 31,	December 31,
	2025	2024
Senior promissory notes	$6,000,000	$6,000,000
Less: unamortized debt discount	(489,455)	(696,437)
Total senior promissory notes payable, net	5,510,545	5,303,563

Senior promissory notes payable, less current portion	5,510,545	5,303,563
Total senior promissory notes payable, net	$5,510,545	$5,303,563

For the years ended December 31, 2025, and 2024, the Company recognized amortization of debt discount of $426,982 and $615,522, respectively.

Loan from related party

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

As part of the JV agreement, LiqTech has agreed to make our technology utilization available to the JV and to transfer the utilization rights necessary for operations in the marine water treatment market in China. In February 2025, the JV received R&D funding of RMB 8,000,000 (approximately $ 1.1 million) from the JV partner to support capability development and system construction. The funding is classified as a long-term loan in the financial statements and may be increased to up to RMB 10,00

0,000 within 12 months if certain technical and commercial milestones are achieved.

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

NOTE 9 - AGREEMENTS, COMMITMENTS AND CONTINGENCIES

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

Changes in the Company's current and long-term warranty obligations included in accrued expenses on the balance sheet for the fiscal years ended December 31, 2025, and 2024 were as follows:

	December 31,	December 31,
	2025	2024
Balance at January 1	$621,031	$629,100
Warranty costs charged to cost of goods sold	(87,466)	100,726
Utilization charges against reserve	(78,958)	(72,736)
Foreign currency effect	70,221	(36,059)
Balance at the end of the period	$524,828	$621,031

NOTE 10 - INCOME TAXES

As of December 31, 2025, the Company had net operating loss carry-forwards of approximately $33,101,309 for U.S. federal tax purposes, expiring through 2041, and approximately $34,558,900 for Danish tax purposes, which do not expire.

As of December 31, 2025, and December 31, 2024, the Company established a valuation allowance of $8,152,460 and $7,611,000 for the tax components of LiqTech International Inc. and Liqtech NA, respectively; $9,349,631 and $7,795,000 for the tax components of LiqTech Holding, LiqTech Ceramics, LiqTech Water, LiqTech Plastics, LiqTech Emission Control, and LiqTech Water Projects, respectively; and $193,481 and $0 for Nantong JiTRi Liqtech China, respectively, as management could not determine that it was more likely than not that sufficient income could be generated by these components to realize the resulting net operating loss carry-forwards and other deferred tax assets of these components. The change in the valuation allowance for the year ended December 31, 2025, was an increase of $541,107 for the US component, an increase of $1,206,995 for the Danish component, and an increase of $193,481 for the Chinese component. The change in the valuation allowance for the year ended December 31, 2024, was an increase of $511,000, $1,492,000, and $479,000 for the US, Danish, and Chinese components, respectively.

The temporary differences, tax credits, and carry-forwards gave rise to the following deferred tax assets and liabilities at December 31, 2025, and 2024:

	2025	2024
Excess of tax over financial accounting	$1,514,935	$1,588,748
Reserve for excess and obsolete inventories	193,963	266,007
Discount amortization	943,285	853,619
Net operating loss carryover	15,052,469	12,963,223
Excess of book over tax depreciation	(72,734)	(323,115)
Valuation allowance	(17,695,572)	(15,406,442)
	(63,654)	(57,960)
Distributed as:
Long-term deferred tax liability	(63,654)	(57,960)
	$(63,654)	$(57,960)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended December 31, 2025, and 2024:

	2025		2024
Computed tax at expected statutory rate	$(1,806,713)	21.0%	$(2,177,319)	21.0%
State and local income taxes, net of federal benefit	-	-	-	-
Non-US income taxed at different rates	(82,558)	1.0%	(80,280)	0.8%
Non-deductible expenses	1,054	0.0%	1,259	0.0%
Change in valuation allowance	1,883,386	(21.9)%	1,996,655	(19.3)%
Other	3,377	0.0%	220,848	(2.1)%
Income tax benefit	$(1,454)	0.0%	$(38,837)	0.4%

The components of income tax benefit from continuing operations for the years ended December 31, 2025, and 2024 consisted of the following:

	2025	2024
Current income taxes:
Danish	$-	$-
Federal	-	-
State	-	-
Current tax (benefit)	$-	$-

Deferred income taxes:
Book in excess of tax depreciation	(295,706)	(156,342)
Net operating loss carryover	(1,676,378)	(2,387,047)
Valuation allowance	1,796,777	2,477,718
Discount amortization	89,666	129,266
Reserve for obsolete inventories	84,187	(102,432)
Deferred tax benefit	$(1,454)	$(38,837)
Total tax benefit	$(1,454)	$(38,837)

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

NOTE 11 - LOSS PER SHARE

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

For the year ended December 31, 2025, the Company had outstanding balances of 703,753 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

For the year ended December 31, 2024, the Company had outstanding balances of 357,903 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock - The Company has 50,000,000 authorized shares of common stock, $0.001 par value. As of December 31, 2025, and 2024, there were 9,627,064 and 9,475,443 common shares issued and outstanding, respectively.

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

The Company has 2,500,000 authorized shares of preferred stock, $0.001 par value. As of December 31, 2025, and 2024, there were no preferred shares issued and outstanding.

Stock Issuances

Since  January 1, 2025, the Company has made the following issuances of Common Stock:

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

On September 12, 2025, the Company issued 13,021 shares of Common Stock to settle RSUs. The RSUs were valued at $58,333 for services provided by management. In connection with the issuance, 13,021 shares of Common Stock, with a total value of $58,333, were withheld from vesting to settle tax withholdings associated with stock-based compensation.

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

The following is a summary of the periodic changes in warrants outstanding for the years ended December 31, 2025, and 2024:

	2025	2024
Outstanding, December 31	11,391,225	5,021,354
Warrants issued in connection with public offering and private placement	-	6,369,871
Outstanding, December 31	11,391,225	11,391,225

Stock-based Compensation

In 2013, the Company’s Board of Directors adopted a Share Incentive Plan (the “Incentive Plan”). Under the terms and conditions of the Incentive Plan, the Board of Directors is empowered to grant RSUs to officers, directors, and consultants of the Company. At December 31, 2025, 0 RSUs were outstanding under the Incentive Plan. Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant RSUs to officers and directors of the Company. At December 31, 2025, 703,753 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $987,073 and $664,434 for the years ended December 31, 2025, and 2024, respectively. On December 31, 2025, the Company had $672,080 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of December 31, 2025, and changes during the period are presented below:

	December 31, 2025
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2024	357,903	$3.25	$-
Granted	573,258	1.95	-
Vested and settled with share issuance	(180,015)	3.28	-
Forfeited	(47,393)	2.79	-
Outstanding, December 31, 2025	703,753	$2.21	$-

NOTE 13 – SEGMENT REPORTING

The Company operates through three reportable segments: Systems and Aftermarket, Filters and Membranes, and Components. Each segment comprises multiple sub-segments that leverage a shared production infrastructure and centralized supporting functions. The Company’s Chief Operating Decision-Maker (“CODM”) is Executive Management, consisting of the Chief Executive Officer, and Chief Financial & Operating Officer. Revenue information at both the segment and sub-segment levels is reviewed regularly as part of daily operational management. Profitability and asset information is available and evaluated at the segment level on a monthly basis. Resource allocation decisions are made at the segment level and are assessed on a quarterly basis.

The Company’s reportable segment information for the years ended December 31, 2025, and 2024 were as follows:

	For the Year Ended
	December 31,
Revenues	2025	2024
Systems and Aftermarket	$8,243,681	$5,538,741
Filters and Membranes	4,006,105	5,634,973
Components	4,120,754	3,381,408
Corporate	137,018	49,496
Total revenues	$16,507,558	$14,604,618

	For the Year Ended
	December 31,
COGS	2025	2024
Systems and Aftermarket	$6,788,273	$4,351,092
Filters and Membranes	5,235,530	6,586,323
Components	3,230,056	3,398,267
Corporate	3,176	18,031
Total COGS	$15,257,035	$14,353,713

	For the Year Ended
	December 31,
Operating Expenses	2025	2024
Systems and Aftermarket	$2,880,970	$3,584,182
Filters and Membranes	1,711,413	1,777,979
Components	1,204,430	1,327,436
Corporate	3,762,410	3,049,157
Total Operating Expenses	$9,559,223	$9,738,754

	For the Year Ended
	December 31,
Other Income (Expense) and Income tax benefit	2025	2024
Systems and Aftermarket	$(229,037)	$247,309
Filters and Membranes	(172,237)	(593,471)
Components	(8,661)	40,000
Corporate	116,695	(551,247)
Total Other Income (Expense) and Income tax benefit	$(293,240)	$(857,409)

	For the Year Ended
	December 31,
Net loss	2025	2024
Systems and Aftermarket	$(1,654,600)	$(2,149,224)
Filters and Membranes	(3,113,075)	(3,322,800)
Components	(322,394)	(1,304,295)
Corporate	(3,511,871)	(3,568,939)
Total net loss	$(8,601,940)	$(10,345,258)

	As of
	December 31,	December 31,
Total assets	2025	2024
Systems and Aftermarket	$10,210,357	$8,235,726
Filters and Membranes	10,139,656	10,679,025
Components	1,942,818	1,670,644
Corporate	4,985,266	11,842,084
Total assets	$27,278,097	$32,427,479

NOTE 14 - SIGNIFICANT CUSTOMERS / CONCENTRATION

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Year Ended
	December 31,
	2025	2024
Customer A	12%	*	%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s accounts receivable:

	December 31,	December 31,
	2025	2024
Customer A	12%	*	%
Customer B	* %	18%
Customer C	20%	*	%
Customer D	16%	*	%
Customer E	10%	*	%

* Zero or less than 10%

As of December 31, 2025, approximately 97% of the Company’s assets were located in Denmark, 0% were located in the U.S., and 3% were located in China. As of December 31, 2024, approximately 86% of the Company’s assets were located in Denmark, 14% were located in the U.S., and 0% were located in China.

NOTE 15 - SUBSEQUENT EVENTS

On January 1, 2026, the Company issued 20,729 common shares to settle RSUs. The RSUs were valued at $55,2856 for services provided by the senior leadership team and key employees in 2025. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On January 3, 2026, the Company issued 136,998 common shares to settle RSUs. The RSUs were valued at $271,256 for services provided by the Board of Directors in 2025. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On January 3, 2026, the Company issued 87,374 common shares to settle RSUs. The RSUs were valued at $230,741 for services provided by management in 2025. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On January 3, 2026, the Company issued 41,417 common shares to settle RSUs. The RSUs were valued at $82,265 for services provided by the senior leadership team and key employees in 2025. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On February 1, 2026, the Company issued 25,867 common shares to settle RSUs. The RSUs were valued at $47,336 for services provided by management in 2025. The Company is recognizing the stock-based compensation of the award over the requisite service period.

On February 1, 2026, the Company issued 7,389 common shares to settle RSUs. The RSUs were valued at $15,630 for services provided by the senior leadership team and key employees in 2025. The Company is recognizing the stock-based compensation of the award over the requisite service period.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025, were not effective due to material weaknesses in internal controls over financial reporting, described below.

Notwithstanding this finding, we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. During the year ended December 31, 2025, the Company was not subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act. As such, our independent registered public accounting firm was not required to, and thus did not, audit our internal control structure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commissions (2013).

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025, were not effective due to material weaknesses in internal controls over financial reporting.

Material weaknesses as of December 31, 2025

A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified related to the following:

1)

Ineffective information technology general controls (ITGCs) in the areas of user access and program change management over certain IT systems that support the Company’s financial reporting processes Additionally, management has identified a material weakness in its internal control over financial reporting related to ITGCs in the areas of control report reviews for service organizations;

2)	The lack of formal documentation of the design, and related execution of, certain transaction-level controls related to disbursements, procurement, and inventory management and valuation; and
3)	Ineffective design and operation of process level controls over the existence and accuracy of revenue transactions.

Management's Remediation Initiatives

In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has been and will continue to dedicate necessary resources to enhance the Company’s internal control over financial reporting and remediate the identified material weaknesses. As an example of such remediation, the Company in 2025 hired additional employees into the finance department, and we plan to continue to work on remediating the material weaknesses during 2026 by improving competencies and processes. Further, the Company is evaluating an ERP reimplementation along with other IT programs to help reinforce its controls and processes, and these investments are an important step in the remediation of the material weaknesses. During 2022, the Company introduced an updated Delegation of Authority, with the overall purpose to provide clarity for all employees on the extent to which they can commit the Company and at the same time provide the Company with assurance that decisions about agreements are made by the appropriate functions and employees. Lastly, the Company has started the process of redesigning and ensuring documentation of all processes and procedures related to the financial reporting process to ensure the effective design and operation of process-level controls.

While management believes that the steps that we have taken and plan to take will improve the overall system of internal control over financial reporting and will remediate identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2025. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements and other financial information included in this Form 10-K fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

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

Item 5.02           Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 25, 2026, Richard Meeusen notified the Board of Directors of his intention to retire as a director of the Company, effective on March 11, 2026. Mr. Meeusen’s decision was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Item 408(a) – Insider Trading Arrangements and Policies

During the quarter ended   December 31, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

The financial statements are set forth under Item 8 of this Annual Report. The following financial statement schedule for the years ended December 31, 2025, and December 31, 2024, is included in this Annual Report on Form 10-K:

a.	Valuation and Qualifying Accounts for the years ended December 31, 2025, and December 31, 2024.

	2025	2024
Bad debt expense	$29,439	$578,423
Reserve for obsolete inventory	$74,587	$404,306

	Balance	Charges to		Balance
	Beginning	Costs and	Deductions	End of
	of Year	Expenses	(1)	Year
Year Ended December 31, 2025
Allowance for inventory obsolescence	$1,209,124	$74,587	$(323,016)	$960,695
Allowance for current expected credit losses	637,556	29,439	(529,026)	137,969
Totals	$1,846,680	$104,026	$(852,042)	$1,098,664

Year Ended December 31, 2024
Allowance for inventory obsolescence	$867,458	$404,306	$(62,640)	$1,209,124
Allowance for current expected credit losses	134,912	578,423	(75,779)	637,556
Totals	$1,002,370	$982,729	$(138,419)	$1,846,680

	2025	2024
Allowance for current expected credit losses at the beginning of the period	$637,556	$134,912
Bad debt expense	29,439	578,423
Receivables written off during the periods	(608,331)	(49,577)
Effect of exchange rate changes	79,305	(26,202)
Allowance for current expected credit losses at the end of the period	$137,969	$637,556

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

(b)	Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2025

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

4.4	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.5	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 17, 2022

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on October 19, 2023

4.7	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

4.9	Form of Amended and Restated Warrant	Included in Exhibit 10.17

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.3	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 5, 2019

10.4*	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 as filed with the SEC on January 27, 2014

10.5	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.6	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.7	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.8	First Amendment to Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023

10.9	Form of Allonge No. 1	Included in Exhibit 10.8

10.10*	Executive Service Agreement, dated July 26, 2022, by and between LiqTech Holdings A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2022

10.11*	LiqTech International, Inc. 2022 Equity Incentive Plan	Incorporated by reference to Annex A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act filed with the SEC on October 3, 2022

10.12	Exclusivity Agreement for Collaboration, Marketing and Deployment of Products and Associated Services, dated November 11, 2022, by and between the Company and NESR	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 17, 2022

10.13 †	Securities Purchase Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

10.14	Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

10.15*	Service Agreement between Liqtech Holding A/S and David Kowalczyk, dated January 27, 2025.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 31, 2025

10.16*	Separation Agreement between Liqtech Holding A/S and Phillip Massie Price, dated March 20, 2025	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025

10.17	Second Amendment to Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025

10.18	Form of Allonge No. 2	Included in Exhibit 10.17

10.19*	Amendment No. 1 to LiqTech International, Inc. 2022 Equity Incentive Plan, as approved by the Company’s stockholders on June 5, 2025	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 6, 2025

19.1	Code of Conduct and Ethics	Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Sadler, Gibb	Filed herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

97.1	Clawback Policy	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*	Denotes a management contract or compensatory plan or arrangement.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQTECH INTERNATIONAL, INC.
Date: February 27, 2026
	By:	/s/ Fei Chen
Fei Chen Chief Executive Officer and Principal Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Alexander Buehler	Chairman of the Board of Directors	February 27, 2026
Alexander Buehler

/s/ Fei Chen	President, Chief Executive Officer, Principal Executive Officer and Director	February 27, 2026
Fei Chen

/s/ David Nørby Foss Kowalczyk	Chief Financial and Operating Officer, Principal Financial and Accounting Officer	February 27, 2026
David Nørby Foss Kowalczyk

/s/ Peyton Boswell	Director	February 27, 2026
Peyton Boswell

/s/ Richard Meeusen	Director	February 27, 2026
Richard Meeusen

/s/ Martin Kunz	Director	February 27, 2026
Martin Kunz