Form 10-K/A
period 2025-12-31
LIQTECH INTERNATIONAL INC
filed 2026-03-19
CIK 1307579

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

On December 31, 2025, the aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant based on the closing price of the registrant’s common stock of $1.60 per share on June 30, 2025, was $9,702,533. As of March 16, 2026, there were 9,947,841 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of LiqTech International, Inc. (“LiqTech” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14). This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as exhibits to this Amendment No. 1.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and senior executive officers as of March 18, 2026.

Name	Age	Title(s)
Alexander Buehler	50	Chairman of the Board
Fei Chen	62	Chief Executive Officer and Director
Peyton Boswell	55	Director
Robert Wowk	68	Director
Martin Kunz	61	Director
David Nørby Foss Kowalczyk	48	Chief Financial & Operating Officer

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

Executive officers are appointed by and serve at the pleasure of the Board of Directors. A brief biography of each director and executive officer follows:

Alexander Buehler. Mr. Buehler has served as a Director since August 11, 2017 and as Chairman of the Board of Directors since June 23, 2023. Mr. Buehler currently serves as the Chairman of the Governance and Nominating Committee. In the period from May 2023 to October 2025 he served as the President & Chief Executive Officer of Integrated Water Services, Inc., a PE-backed company focused on the design-build of water and wastewater treatment systems along with the provision of MBR (membrane bioreactor) products and technologies. Beforehand, he served as the Company’s Interim CEO from March 17, 2022, to September 12, 2022, before which he served as President and CEO of the Brock Group from February 2021 to December 2021, a leading industrial services provider to multiple industries. Prior thereto, Mr. Buehler served as the EVP of Global Resources for Intertek, the President and CEO of Energy Maintenance Services, and the CFO of Energy Recovery, before which he held several executive positions at Insituform Technologies, most recently as the VP Europe. Mr. Buehler also serves on the Board of Energy Recovery, and he has previously served on the Board of Viscount Systems. He received a B.S. in Civil Engineering from the United States Military Academy at West Point and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Fei Chen. Ms. Chen has served as a Director and Chief Executive Officer since September 12, 2022. Prior to joining the Company, Ms. Chen served as Senior Vice President, Global Commercials of Topsoe A/S (“Topsoe”), a world leader in catalysts and chemical processes for clean energy, with revenue of DKK 6.225 billion (approx. US$850 million) from 2021. Prior to serving as Senior Vice President of Topsoe, Ms. Chen served as its Vice President of Chemical Technology Business and Sales (2017-2020) and Vice President of Global Research and Development (2014-2017). Additionally, Ms. Chen has served as a Board Member of Liquid Wind AB (Sweden) since 2021 and a Board Member of Jiangsu JiTRI-Topsoe Clean Energy Research and Development Co. Ltd. (China) since 2018. From 2013 to 2018, Ms. Chen also served as a Board Member of Brunata International A/S (Denmark). Presently, Ms. Chen serves on the Board of Arcadia eFuels Vordingborg ApS. Ms. Chen earned her Ph.D. in Polymer Materials from the Technical University of Denmark (DTU) and holds a Master of Biochemical Engineering degree and a Bachelor of Chemical Engineering from Zhejiang University in China. She also attended the IMD Business School where she received certificates in Business Financing and Advanced High-Performance Leadership. She also graduated from the Stanford Executive Program at the Stanford Graduate School of Business.

David Nørby Foss Kowalczyk. Mr. Kowalczyk, was on January 27, 2025, appointed by the Board as Chief Financial Officer and Chief Operating Officer of the Company, effective March 1, 2025. Mr. Kowalczyk has served as an Equity Analyst at Nordea Securities (2000-2003) and an Auditor and Consultant at PricewaterhouseCoopers (2003-2007). Additionally, Mr. Kowalczyk served as Group Financial Planning Manager (2007-2009), Enzyme Business Finance Manager (2009-2011), Head of Biopharma Financial Planning and Analysis (2011-2013), Finance Senior Manager of Supply Operations Europe Middle East & Africa and HQ (2013) and Business Finance Director of Business Operations (2013-2016) of Novozymes, a global company that develops and provides biosolutions for various industries. He also served as Vice President and Member of Group Management at Flügger (2016-2018), Chief Financial Officer at Globus Wine (2018-2020), and as the Vice President of Business Finance and Systems at Hempel A/S August 2020 to November 2024. Mr. Kowalczyk holds a Bachelor of Science in Economics and Business Administration, a Master of Science in Accounting and Auditing, and a Master of Science in Finance and Investments from Copenhagen Business School.

Peyton Boswell. Mr. Boswell has served as a Director since August 11, 2017 and currently serves as the Chairman of the Compensation Committee. Mr. Boswell is the Managing Director of Woodfield Renewables, where he has been since January 2022, and previously, until December 2021, served as the Chief Executive Officer of EnterSolar, LLC, a provider of commercial solar photovoltaic solutions that he co-founded in 2010. Prior to entering the solar industry, Mr. Boswell was a finance and investment banking professional for 15 years with J.P. Morgan and Bank of America. Mr. Boswell is a Chartered Financial Analyst (CFA), has earned a BA from Cornell University and holds an MBA from Columbia Business School.

Robert Wowk. Mr. Wowk has served as a Director since February 26, 2026 and currently serves as the Chairman of the Audit Committee. Mr. Wowk has over 30 years of experience as a finance and business development executive principally in the industrial gas business and renewable energy sectors. Mr. Wowk spent over 20 years with Linde, Gulf Cryo and Air Products in global senior financial roles before transitioning to CFO roles over the last 10 years with small and mid-size companies involved in solar, waste-to-energy, lithium and H2. Most recently, Mr. Wowk served as the Chief Financial Officer of HydroGraph Clean Power, Inc. from September 2022 through August 2024. Prior to that, Mr. Wowk served as the Chief Financial Officer of Transform Materials LLC from May 2021 through November 2021. Mr. Wowk has proven success at scaling technology companies and leading multiple financing rounds in public and private markets. Mr. Wowk holds an M.B.A.in finance from The Wharton Graduate School of Business and a civil engineering degree from Lafayette College.

Martin Kunz. Mr. Kunz has served as a Director since June 23, 2023. Since January 1, 2026, Mr. Kunz has been serving as CEO of steute Technologies GmbH & Co. KG, a PE backed, international industrial technology company where he focuses on strengthening its global market position while sustainably increasing sales through profitable organic growth and targeted acquisitions. Prior to this, Mr. Kunz served as President & CEO of Concentric AB from March 1, 2022 until August 2025. Concentric is a global manufacturer of engineered products. Between 2015 and 2021, Mr. Kunz held several Senior Commercial and General Management roles at Xylem Inc. (NYSE: XYL), a global leader in water technologies. Mr. Kunz holds a degree in Mechanical Engineering and Business Administration from the Technical University of Kaiserslautern, Germany.

Director Expertise

The following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. Buehler’s experience in leadership, corporate governance, and strategic planning as well as new product development, mergers & acquisitions, operations management, manufacturing process optimization, sales management, and back-office administration provides the Board with valuable perspective across all corporate functions and relevant industries. Mr. Buehler has substantial experience in the global water, energy, infrastructure, and manufacturing industries.

Ms. Chen’s substantial leadership experience with an emphasis on expansion and commercial scaling, new product development, M&A, innovation management, and strategy planning and implementation. Ms. Chen’s industry knowledge of water treatment, chemical, and clean energy operations, make her a valuable member of the Board.

Mr. Boswell’s experience in establishing and growing a successful renewable energy business and prior experience in investment banking provides the Board with a unique perspective on corporate finance and strategic growth matters.

Mr. Wowk’s prior experience in finance, business development, and scaling finance organizations along with his leadership experience, and his long executive management responsibility in the energy and water industry and in developing technology growth businesses distinguish him as an integral part of the Company’s Board. Mr. Wowk has been determined by our Board to be an Audit Committee Financial Expert.

Mr. Kunz’s experience in general management of global businesses, his functional expertise in sales, marketing, operations and supply chain management, combined with his industry expertise in water and fluid management adds valuable perspectives to the board about profitable growth, strategic marketing, and business development

Family Relationships

None of our directors or executive officers is related by blood, marriage or adoption.

Committees of our Board of Directors

Committee Composition

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The following table sets forth the current membership of each of these committees:

Audit Committee	Compensation Committee	Governance & Nominating Committee
Robert Wowk*	Peyton Boswell *	Alexander Buehler *
Peyton Boswell	Alexander Buehler	Robert Wowk
Martin Kunz	Robert Wowk	Peyton Boswell
	Martin Kunz	Martin Kunz

* Chairman of the committee

Audit Committee

Our Audit Committee consists of Robert Wowk (Chair), Peyton Boswell, and Martin Kunz, each of whom is an independent director as defined in the NASDAQ and SEC rules. Based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication, our Board has determined that Mr. Wowk is an “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K, and that each member of our Audit Committee is able to read and understand fundamental financial statements. We have implemented a written charter for our Audit Committee, available at www.liqtech.com, that provides that our Audit Committee is responsible for:

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

During the fiscal year ended December 31, 2025, the Audit Committee met four times.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2025 with our management. The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the Securities and Exchange Commission. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Members of the Audit Committee:

Richard Meeusen (Chair)

Peyton Boswell

Martin Kunz

Compensation Committee

Our Compensation Committee consists of Peyton Boswell (Chair), Robert Wowk, Alexander Buehler, and Martin Kunz, each of whom is an independent director as defined in the NASDAQ rules, a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act. We have implemented a written charter for our Compensation Committee, available at www.liqtech.com, which provides that our Compensation Committee is responsible for:

●	reviewing and making recommendations to our Board of Directors regarding our compensation policies and forms of compensation provided to our directors and officers;
●	reviewing and making recommendations to our Board of Directors regarding bonuses for our officers and other employees;
●	reviewing and making recommendations to our Board of Directors regarding stock-based compensation for our directors and officers;
●	administering our equity incentive plans in accordance with the terms thereof; and
●	such other matters that are specifically delegated to the Compensation Committee by our Board of Directors from time to time.

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

During the fiscal year ended December 31, 2025, the Compensation Committee met three times.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Alexander Buehler (Chair), Peyton Boswell, Robert Wowk, and Martin Kunz, each of whom is an independent director as defined in the NASDAQ rules. We have implemented corporate governance guidelines as well as a written charter for our Governance and Nominating Committee, available at www.liqtech.com, which provides that our Governance and Nominating Committee is responsible for:

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

During the fiscal year ended December 31, 2025, the Governance and Nominating Committee met two times.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors or executive officers has been involved in any legal proceeding that is material to the evaluation of their ability or integrity relating to any of the items set forth under Item 401(f) of Regulation S-K. None of our directors or executive officers is a party adverse to the Company or any of its subsidiaries in any material proceeding or has a material interest adverse to the Company or any of its subsidiaries.

Code of Ethics

The Board adopted a Code of Conduct and Ethics, as amended and restated, with the purpose of assuring that all directors, employees and officers (including our principal executive officer, principal financial officer and principal accounting officer) of the Company and its subsidiaries understand and adhere to high ethical standards of conduct. The Code of Conduct and Ethics emphasizes employees’ obligations of civic responsibility, loyalty to the Company, compliance with applicable laws, non-disclosure of trade secrets, and abstinence from improper political payments and activity. A copy of the Code of Conduct and Ethics is available on the Company website at https://liqtech.com/media/rbbfrxbe/liqt-code-of-conduct-and-ethics.pdf.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were complied with during 2025, except for the following filings:

●	Fei Chen filed a late Form 4 on January 13, 2025 for a transaction dated January 7, 2025.
●	Peyton Boswell filed a late Form 4 on January 13, 2025 for a transaction dated January 7, 2025.
●	Richard Meeusen filed a late Form 4 on January 13, 2025 for a transaction dated January 7, 2025.
●	Alexander Buehler filed a late Form 4 on January 13, 2025 for a transaction dated January 7, 2025.
●	Martin Kunz filed a late Form 4 on January 13, 2025 for a transaction dated January 7, 2025.

●	David Kowalczyk filed a late Form 3 on May 1, 2025 for a transaction dated March 1, 2025.
●	David Kowalczyk filed a late Form 4 on January 13, 2026 for a transaction dated December 19, 2025.

Insider Trading Policies and Procedures

The Company’s Code of Conduct and Ethics, as amended and restated, provides guidelines with respect to transactions in our securities by insiders and the handling of material nonpublic information relating to (1) purchasing, selling, or otherwise engaging in transactions in our securities, or (2) providing material non-public information to other persons who may trade on the basis of that information.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2025 and 2024 earned by or paid to our Chief Executive Officers and our Chief Financial Officer.

Summary Compensation Table

						Nonequity	Nonqualified
		Salary		Stock	Option	Incentive	Deferred
Name and Principal		($)	Bonus	Awards	Awards	Plan	Compensation	Other
Position	Year	(1)	($)	($)	($)	Compensation	Earnings	($)	Total
Fei Chen, President &	2025	$353,559	$-	$398,643	$-	$-	$-	$64,355	$816,557
Chief Executive Officer	2024	$405,335	$123,356	$374,449	$-	$-	$-	$37,747	$940,888

David Kowalczyk, Chief Financial Officer (2)	2025	$251,726	$-	$172,693	$-	$-	$-	$49,338	$473,758

Phillip Massie Price,	2025	$166,139	$27,186	$-	$-	$-	$-	$13,291	$206,617
Interim Chief Financial Officer (3)	2024	$130,613	$71,111	$36,666	$-	$-	$-	$10,449	$248,839

(1)

Total salaries for Ms. Chen, and Messrs. Kowalczyk and Price for 2024 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the average currency exchange rate of $1.00 = DKK 6.89. Total salaries for Ms. Chen and Messrs. Kowalczyk and Price for 2025 are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the average currency exchange rate of $1.00 = DKK 6.62. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such average rates in 2024 or 2025.

(2)

 Mr. Kowalczyk became our Chief Financial & Operating Officer on March 1, 2025. Pursuant to his employment agreement, Mr. Kowalczyk is entitled to an annual base salary of approximately $302,071 based on the average currency exchange rate of $1.00 = DKK 6.62 in 2025.

(3)

Mr. Price became our Interim Chief Financial Officer in April 2024. Pursuant to the interim agreement, Mr. Price was entitled to an annual base salary of approximately $174,150 based on the average currency exchange rate of $1.00 = DKK 6.89 in 2024. Mr. Price stepped down as Interim Chief Financial Officer on March 1, 2025.

Employment Arrangements

During the year ended December 31, 2025, we had employment agreements with Ms. Chen, Mr. Price and Mr. Kowalczyk. A description of each agreement is set forth below.

Chen Agreement

Effective September 12, 2022, the Company’s Board of Directors appointed Ms. Fei Chen to serve as President and Chief Executive Officer of the Company and as a Director of the Company pursuant to an Executive Services Agreement, dated July 26, 2022, by and between Ms. Chen and LiqTech Holding (the “Chen Agreement”). The Chen Agreement provided, as of December 31, 2025, for an annual base salary set at DKK 2,340,900 (or approximately $353,559 based on the average currency exchange rate of $1 = DKK 6.62 in 2025), a taxable car allowance of DKK 192,000 (or approximately $28,998 based on the average currency exchange rate of $1 = DKK 6.62 in 2025), and an annual cash bonus of up to 150% of her annual salary if certain performance targets are met, as determined annually by the Company’s Compensation Committee. Ms. Chen is entitled to an annual equity grant in an amount of up to 100% of her base salary payable in restricted stock units vesting over a three-year period based on continued employment. The Chen Agreement also provides that Ms. Chen received on her employment start date a grant of restricted stock equal to $350,000, which vested in three equal annual installments. Ms. Chen is entitled to six weeks of vacation, home internet service, a Company mobile phone, a Company laptop and reimbursement of Company-related travel expenses. The Company may terminate the Chen Agreement upon not less than twelve months’ prior notice, and Ms. Chen may terminate the Chen Agreement with six months’ prior notice.

Kowalczyk Agreement

On January 27, 2025, Mr. Kowalczyk was appointed to serve as Chief Financial & Operating Officer of the Company, effective March 1, 2025. Pursuant to the terms of his executive services contract (the “Kowalczyk Executive Agreement”), in consideration for his services, Mr. Kowalczyk received a base salary of DKK 2,000,000 (or approximately $302,071 based on the average currency exchange rate of $1 = DKK 6.62 in 2025), a taxable car allowance set at DKK 192,000 (or approximately $27,855 (based on the average currency exchange rate of $1 = DKK 6.62 in 2025), and was eligible for a discretionary annual performance bonus of up to 90% of base salary if certain performance targets were met. Mr. Kowalczyk was entitled to an annual grant of up to 60% of the base salary payable in restricted stock units vesting over a three-year period. Mr. Kowalczyk was entitled to six weeks of vacation, home internet service, a mobile phone, laptop and reimbursement of travel expenses. The Company may terminate the Kowalczyk Agreement upon not less than six months’ prior notice, and Mr. Kowalczyk may terminate the Kowalczyk Agreement with three months’ prior notice.

Price Agreement

On January 28, 2022, the Company (through its wholly owned Danish subsidiary) and Mr. Price entered into an Employment Contract, effective January 3, 2022. In connection with Mr. Price’s appointment as Interim Chief Financial Officer, the Company and Mr. Price entered into an addendum to his Employment Contract (the “Addendum”) which provides that for so long as Mr. Price serves as Interim Chief Financial Officer, he was paid a salary of 100,000 DKK (or approximately $15,104 based on the average currency exchange rate of $1 = DKK 6.62 in 2025) per month and was eligible to receive an annual bonus of up to 300,000 DKK (or approximately $45,310 based on the average currency exchange rate of $1 = DKK 6.62 in 2025). In 2024, Mr. Price received a grant of restricted stock units with a market value of $36,666 that vest over a three-year period based on continued employment. On January 30, 2025 Mr. Price and the Company mutually agreed that Mr. Price will step down as Interim CFO effective March 1, 2025. Mr. Price continued to serve as the Company’s principal financial officer until April 30, 2025, after which he departed from the Company.

Outstanding Equity Awards at Last Fiscal Year End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2025.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Fei Chen, CEO	312,816	$456,712
David Kowalczyk, CFOO	94,368	$137,777

Timing of Equity Awards

During 2025, equity awards to employees generally were granted at the discretion of the Compensation Committee. In 2025, as part of the Company’s annual performance and compensation review process, the Compensation Committee approved restricted stock unit awards to its named executive officers in the beginning of January.

The Company does not grant equity awards in anticipation of the release of material, nonpublic information or time the release of material, nonpublic information based on equity award grant dates, vesting events, or sale events.

No off-cycle stock option awards were granted to named executive officers in 2025. During 2025, the Company did not grant equity awards to its named executive officers during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for purposes of grants to its named executive officers in 2025.

Compensation of Directors

For 2025, the Chairman of the Board was entitled to an annual fee of $63,000; each non-executive director was entitled to $31,500 for services on the Board of Directors; the Audit Committee Chairman was paid an additional annual fee of $11,000 per year; and the Compensation Committee Chairman was paid an additional annual fee of $6,500. The Chairman of the Board also receives an automatic annual grant of restricted stock units (RSUs) in the amount of $73,500 each year, vesting over one year. Each qualifying non-executive director receives an automatic annual RSU grant each year in the amount of $36,750, vesting over one year. As part of the 2024 savings program, it was decided that 50% of the cash portion of the 2025 board fees would be paid in RSUs. The Company has not entered into any agreements with the Directors of any special compensation in relation to retirement, resignation, change of control or other kinds of events that might lead to the Director leaving the Board of LiqTech International, Inc.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock Awards (1)($)	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Alexander Buehler	31,500	105,000					136,500
Peyton Boswell	19,000	55,750	-	-	-	-	74,750
Richard Meeusen(2)	21,250	58,000	-	-	-	-	79,250
Martin Kunz	15,750	52,500					68,250

(1)

These amounts represent the aggregate grant date fair value for stock awards granted in 2025, computed in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

(2)	Mr. Meeusen retired from the Board effective March 11, 2026.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2026, certain information regarding the beneficial ownership of our common stock, the only class of capital stock we have currently outstanding, of (i) each director and “named executive officers” (as defined in the section titled “Executive Compensation - Summary Compensation Table”) individually, (ii) all directors and executive officers as a group, and (iii) each person known to us to be the beneficial owner of more than 5% of our common stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (3)
Directors and NEOs
Alexander Buehler	520,653	5.2%
Fei Chen	260,317	2.6%
Peyton Boswell	149,463	1.5%
Martin Kunz	48,918	* %
David Nørby Foss Kowalczyk	25,867	* %
Robert Wowk	-	* %
All executive officers and directors as a group (7 persons)	1,005,217	10.1%

5% Stockholders:
Bleichroeder LP (4)	3,182,239	32.0%
Laurence W. Lytton (5)	993,789	9.9%
Ben Andrews (6)	993,789	9.9%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each person listed above is: c/o LiqTech Holding A/S, Industriparken 22C, DK-2750 Ballerup, Denmark.

(2)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying preferred stock, options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable and restricted stock units that will vest within 60 days of March 17, 2026. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 9,947,841 shares issued and outstanding as of March 17, 2026.

(4)

Bleichroeder LP is the beneficial owner of 3,182,239 shares of Common Stock, or 32.0%, of the Common Stock outstanding. Bleichroeder LP also beneficially own warrants representing the right to acquire up to an aggregate of 6,832,379 shares of Common Stock, however the exercise of such warrants is subject to a beneficial ownership limitation of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares issuable upon exercise of such warrants. If there was no 9.99% limit on the exercise of the warrants, Bleichroeder LP would be deemed to be the beneficial owners of 10,014,618 shares (including 6,832,379 shares that would be issuable upon exercise of the warrants beneficially owned by the Bleichroeder LP), representing 59.7% of the outstanding shares of Common Stock. In the Schedule 13D/A filed by Bleichroeder Holdings LP with the SEC on March 28, 2025, Bleichroeder LP, Bleichroeder Holdings LLC and Andrew Gundlach each report sole voting power and sole dispositive power over 3,182,239 shares of Common Stock. Bleichroeder’s address is 1345 Avenue of the Americas, 47th Floor, New York, NY 10105.

(5)	Laurence W. Lytton is deemed to be the beneficial owner of 993,789 shares of Common Stock, or 9.99%, of the Common Stock outstanding. The 993,789 shares include 609,074 shares of Common Stock and 384,715 shares of Common Stock are issuable upon exercise of warrants. Mr. Lytton also beneficially owns additional warrants representing the right to acquire up to an aggregate of 2,970,285 shares of Common Stock, however the exercise of such warrants is subject to a beneficial ownership limitation of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares issuable upon exercise of such warrants. If there was no 9.99% limit on the exercise of warrants, Laurence W. Lytton would be deemed to be the beneficial owner of 3,964,074 shares of Common Stock, representing 29.8% of the outstanding shares of Common Stock. Mr. Lytton’s address is 467 Central Park West, New York, NY 10025.

(6)

Ben Andrews is deemed to be the beneficial owner of 993,789 shares of Common Stock, or 9.99%, of the Common Stock outstanding. In the Schedule 13G filed by Mr. Andrews with the SEC on February 11, 2025, Mr. Andrews reports sole voting power and sole dispositive power over 852,600 shares of Common Stock. The 993,789 shares include 852,600 shares of Common Stock and 141,189 shares of Common Stock issuable upon exercise of warrants. Mr. Andrews also beneficially owns additional warrants representing the right to acquire up to an aggregate of 533,811 shares of Common Stock, however the exercise of such warrants are subject to a beneficial ownership limitation of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares issuable upon exercise of such warrants. If there was no 9.99% limit on the exercise of warrants, Mr. Andrews would be deemed to be the beneficial owner of 1,527,600 shares of Common Stock, representing 14.4% of the outstanding shares of Common Stock. Mr. Andrews’ address is 1307 NW 52nd Terrace, Gainesville, FL 32605.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of the Company.

Equity Compensation Plan Table

The following table provides information, as of December 31, 2025, regarding the number of shares of Company common stock that may be issued from outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	703,753	-	1,385,737	(1)
Equity compensation plans not approved by security holders	-	-
Total	703,753		1,385,737

(1) On November 17, 2022, The Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorized future awards of up to 1,000,000 shares of Common Stock. On June 5, 2025, the AGM approved an increase of 1,500,000 additional shares of Common Stock for awards under the 2022 Plan. On December 31, 2025, there were 1,385,737 shares of Common Stock available for future issuance under the 2022 Plan.

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

From January 1, 2025 through the date of this Annual Report on Form 10-K/A, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section "Executive Compensation" and as described below.

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, or 1% of the average of our total assets at year-end for the last two completed fiscal years, must first be presented to our Audit Committee for review, consideration and approval. All our directors, executive officers and employees will be required to report to our Audit Committee any such related-party transaction. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Director Independence

The Board has determined that, Messrs. Buehler, Boswell, Wowk and Kunz are independent as that term is defined in the listing standards of The Nasdaq Capital Market. Pursuant to the Nasdaq Rules, Mr. Buehler was not independent while serving as the Interim Chief Executive Officer, but such service on an interim basis did not disqualify him from being considered independent following such service, as the interim service did not last longer than one year. In addition, the compensation Mr. Buehler received for his CEO transition services after the termination of his service as Interim Chief Executive Officer was less than $120,000. In making its determinations, our Board has concluded that none of our independent directors have an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We expect that our independent directors will meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year, and Mr. Buehler presides over such meetings of independent directors.

Item 14.	Principal Accountant Fees and Services

Audit and Audit-Related Fees

Our independent public accounting firm is Sadler, Gibb & Associates, LLC, Draper, UT, PCAOB Auditor ID PCAOB ID NO: 3627. The aggregate fees billed or expected to be billed by our independent auditors for the audit of our annual consolidated financial statements for the year ended December 31, 2025 and 2024 and for the review of our quarterly financial statements were as follows:

	2025	2024
Audit Fees	$205,500	$199,721
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$205,500	$199,721

Our auditors did not provide any tax compliance, planning services, audit-related services, or other services for the Company other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation and the fees for the services performed to date. The Audit Committee approved all of the services described above in this Item 14 in advance during the fiscal year ended December 31, 2025.

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

(b)	Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2025

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2020

4.2	Form of Amendment to Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 9, 2020

4.3	Description of our Common Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2020

4.4	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 20, 2021

4.5	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 17, 2022

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on October 19, 2023

4.7	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

4.9	Form of Amended and Restated Warrant	Included in Exhibit 10.17

10.1	Lease Agreement for Industriparken 22C, 2750 Ballerup, Denmark	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A as filed with the SEC on November 15, 2011 (translated in English)

10.2	Form of Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on June 2, 2020

10.3	Lease Contract for Benshoej Industrivej 24, 9500 Hobro	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 5, 2019

10.4*	LiqTech International, Inc. 2013 Share Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 as filed with the SEC on January 27, 2014

10.5	Note and Warrant Purchase Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.6	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.7	Registration Rights Agreement, by and among the Company and the Purchasers	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 27, 2022

10.8	First Amendment to Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023

10.9	Form of Allonge No. 1	Included in Exhibit 10.8

10.10*	Executive Service Agreement, dated July 26, 2022, by and between LiqTech Holdings A/S and Fei Chen	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on August 1, 2022

10.11*	LiqTech International, Inc. 2022 Equity Incentive Plan	Incorporated by reference to Annex A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act filed with the SEC on October 3, 2022

10.12	Exclusivity Agreement for Collaboration, Marketing and Deployment of Products and Associated Services, dated November 11, 2022, by and between the Company and NESR	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 17, 2022

10.13 †	Securities Purchase Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

10.14	Registration Rights Agreement, by and among the Company and the investors named therein	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on September 27, 2024

10.15*	Service Agreement between Liqtech Holding A/S and David Kowalczyk, dated January 27, 2025.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 31, 2025

10.16*	Separation Agreement between Liqtech Holding A/S and Phillip Massie Price, dated March 20, 2025	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025

10.17	Second Amendment to Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025

10.18	Form of Allonge No. 2	Included in Exhibit 10.17

10.19*	Amendment No. 1 to LiqTech International, Inc. 2022 Equity Incentive Plan, as approved by the Company’s stockholders on June 5, 2025	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 6, 2025

19.1	Code of Conduct and Ethics	Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025

21.1	List of Subsidiaries	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

23.1	Consent of Sadler, Gibb	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

97.1	Clawback Policy	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

101. LAB	Inline XBRL Taxonomy Label Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

101. PRE	Inline XBRL Extension Presentation Link base Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

*	Denotes a management contract or compensatory plan or arrangement.
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
Date: March 19, 2026
	By:	/s/ Fei Chen
Fei Chen Chief Executive Officer and Principal Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Alexander Buehler	Chairman of the Board of Directors	March 19, 2026
Alexander Buehler

/s/ Fei Chen	President, Chief Executive Officer, Principal Executive Officer and Director	March 19, 2026
Fei Chen

/s/ David Nørby Foss Kowalczyk	Chief Financial & Operating Officer, Principal Financial and Accounting Officer	March 19, 2026
David Nørby Foss Kowalczyk

/s/ Peyton Boswell	Director	March 19, 2026
Peyton Boswell

/s/ Robert Wowk	Director	March 19, 2026
Robert Wowk

/s/ Martin Kunz	Director	March 19, 2026
Martin Kunz