Form 10-Q
period 2026-03-31
LIQTECH INTERNATIONAL INC
filed 2026-05-13
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 9,947,841 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2026

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

Forward-looking statements include, but are not limited to, statements concerning:

●	Our expectations regarding our liquidity, cash flows and uses of cash and ability to continue as a going concern;

●	The potential adverse effects on our operations and financial performance from armed conflicts or geopolitical tensions;

●	The potential adverse impact of global trade restrictions, tariffs and geopolitical tensions on our business and supply chain;

●	The potential negative impact of prolonged energy market volatility and supply disruptions on our business;

●	The potential adverse impact of health crises, pandemics, and public health emergencies on our business, financial condition, and operations;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in interest rates or tightening of debt capital markets;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	The exposure to potentially adverse tax consequences;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

Assets

Current Assets:
Cash and restricted cash	$2,732,739	$5,070,385
Accounts receivable, net	3,664,250	3,429,992
Inventories, net	6,478,114	6,479,321
Contract assets	634,154	733,851
Prepaid expenses and other current assets	636,047	245,702

Total Current Assets	14,145,304	15,959,251

Non-Current Assets:
Property and equipment, net	5,624,902	5,845,323
Operating lease right-of-use assets	4,369,053	4,643,680
Deposits and other assets	534,502	545,573
Intangible assets, net	33,320	36,125
Goodwill	242,544	248,145

Total Non-Current Assets	10,804,321	11,318,846

Total Assets	$24,949,625	$27,278,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2026	2025

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,036,019	$1,552,890
Accrued expenses	2,227,908	1,795,382
Current portion of finance lease liabilities	504,799	517,759
Current portion of operating lease liabilities	711,295	714,446
Contract liabilities	181,553	140,986

Total Current Liabilities	5,661,574	4,721,463

Non-Current Liabilities:
Deferred tax liability	61,847	63,654
Finance lease liabilities, net of current portion	1,260,692	1,415,908
Operating lease liabilities, net of current portion	3,657,758	3,929,234
Loan from related party	1,159,369	1,265,057
Notes payable, net of debt discounts	5,598,049	5,510,545

Total Non-Current Liabilities	11,737,715	12,184,398

Total Liabilities	17,399,289	16,905,861

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 9,947,841 and 9,627,064 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9,948	9,627
Additional paid-in capital	110,463,498	110,427,993
Accumulated deficit	(97,505,233)	(94,795,121)
Accumulated other comprehensive loss	(5,341,800)	(5,209,173)

Total Stockholders' Equity	7,626,413	10,433,326

Noncontrolling Interest	(76,077)	(61,090)

Total Equity	7,550,336	10,372,236

Total Liabilities and Equity	$24,949,625	$27,278,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2026	2025
Revenue	$4,136,320	$4,617,541
Cost of goods sold	3,742,576	4,492,485

Gross Profit	393,744	125,056

Operating Expenses:
Selling expenses	980,674	718,016
General and administrative expenses	1,414,145	1,362,246
Research and development expenses	276,134	230,123

Total Operating Expenses	2,670,953	2,310,385

Loss from Operations	(2,277,209)	(2,185,329)

Other Income (Expense):
Interest and other income	16,857	68,751
Interest and other expense	(209,064)	(48,283)
Amortization of debt discount	(87,504)	(168,030)
Gain (loss) on foreign currency transactions	(168,556)	35,516
Gain (loss) on disposal of property and equipment	-	(61,306)

Total Other Expense	(448,267)	(173,352)

Loss Before Income Taxes	(2,725,476)	(2,358,681)

Income tax benefit	(377)	(339)

Net Loss	$(2,725,099)	$(2,358,342)

Net Loss attributable to noncontrolling interest	(14,987)	(6,950)
Net Loss attributable to LiqTech International, Inc.	(2,710,112)	(2,351,392)

Loss Per Common Share – Basic and Diluted	$(0.28)	$(0.25)

Weighted-Average Common Shares Outstanding – Basic and Diluted	9,847,218	9,602,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025

Net Loss	(2,725,099)	(2,358,342)

Loss on foreign currency translation adjustments	(132,627)	348,346

Total Other Comprehensive Loss	$(2,857,726)	$(2,009,996)

Net loss attributable to non-controlling interests	14,987	6,950

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(2,842,739)	$(2,003,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2025	9,627,064	9,627	110,427,993	(94,795,121)	(5,209,173)	10,433,326	(61,090)	10,372,236

Common stock issued in settlement of RSUs	394,226	394	(394)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(73,449)	(73)	(182,426)	-	-	(182,499)	-	(182,499)

Stock-based compensation	-	-	218,325	-	-	218,325	-	218,325

Currency translation, net	-	-	-	-	(132,627)	(132,627)	-	(132,627)

Net loss	-	-	-	(2,710,112)	-	(2,710,112)	-	(2,710,112)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(14,987)	(14,987)

Balance at March 31, 2026	9,947,841	9,948	110,463,498	(97,505,233)	(5,341,800)	7,626,413	(76,077)	7,550,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2024	9,475,443	9,475	109,274,166	(86,267,438)	(6,362,111)	16,654,092	-	16,654,092

Common Stock issued in settlement of RSUs	158,975	159	(159)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	241,245	-	-	241,245	-	241,245

Currency translation, net	-	-	-	-	348,346	348,346	-	348,346

Net loss	-	-	-	(2,351,392)	-	(2,351,392)	-	(2,351,392)

Capital contribution from noncontrolling interest	-	-	-	-	-		13,788	13,788

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(6,950)	(6,950)

Balance at March 31, 2025	9,606,024	9,606	109,682,187	(88,618,830)	(6,013,765)	15,059,198	6,838	15,066,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,725,099)	$(2,358,342)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	356,894	442,002
Amortization of debt discount and accrued interest	87,504	168,030
Stock-based compensation	218,325	241,245
Amortization of right-of-use assets	172,864	134,824
Deferred taxes	(377)	(339)
Loss on disposal of property and equipment	-	61,306

Changes in assets and liabilities:
Accounts receivable	(317,277)	(933,161)
Inventories	(173,049)	21,532
Contract assets	84,627	850,839
Prepaid expenses and other current assets	(399,522)	(334,468)
Accounts payable	526,117	405,038
Accrued expenses	355,850	114,203
Operating lease liabilities	(172,864)	(134,824)
Contract liabilities	44,536	24,929

Net Cash used in Operating Activities	(1,941,471)	(1,297,186)

Cash Flows from Investing Activities:
Purchase of property and equipment	(269,724)	(163,465)
Proceeds from the disposal of property and equipment	-	52,605

Net Cash used in Investing Activities	(269,724)	(110,860)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(126,767)	(113,637)
Proceeds from related party loan	-	1,089,571
Acquisition of common stock for tax withholding obligations	(182,499)	-
Capital contribution from noncontrolling interest	-	13,788

Net Cash provided by (used in) Financing Activities	(309,266)	989,722

Effect of exchange rate changes on cash, cash equivalents and restricted cash	182,815	(2,973)

Net Change in Cash, Cash Equivalents, and Restricted Cash	(2,337,646)	(421,297)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,070,385	10,868,729

Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,732,739	$10,447,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,005	$46,593

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	$-	$137,691

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

The  December 31, 2025 consolidated balance sheet data were derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the

Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company has adopted this standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This guidance contains amendments that provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company has adopted this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

As of March 31, 2026, the Company had cash and cash equivalents of $2,732,739, net working capital of $8,483,730, an accumulated deficit of $97,505,233 and total assets and liabilities of $24,949,625 and $17,399,289, respectively.

NOTE 3– NONCONTROLLING INTEREST AND LOANS FROM RELATED PARTIES

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

As of March 31, 2026, the noncontrolling interest in the JV amounted to $(76,077) and reflects the third party’s share of the JV’s net assets and net loss for the period.

NOTE 4– DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

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

The Company sells products throughout the world, and sales by geographical region are as follows for the three months ended March 31, 2026 and 2025:

	For the Three Months
	Ended March 31,
Revenues	2026	2025
Americas	$250,802	$2,233,901
Asia-Pacific	625,553	134,455
Europe	3,259,965	2,249,185
Total revenue	$4,136,320	$4,617,541

The Company’s reportable segment information for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months
	Ended March 31,
Revenues	2026	2025
Systems and Aftermarket	$1,789,295	$2,693,722
Filters and Membranes	1,306,999	953,846
Components	1,040,026	969,973
Total revenues	$4,136,320	$4,617,541

	For the Three Months
	Ended March 31,
Cost of goods sold	2026	2025
Systems and Aftermarket	$1,289,213	$2,159,127
Filters and Membranes	1,521,774	1,501,070
Components	931,589	830,385
Corporate	-	1,903
Total cost of goods sold	3,742,576	4,492,485

	For the Three Months
	Ended March 31,
Operating expenses	2026	2025
Systems and Aftermarket	$783,635	$611,487
Filters and Membranes	447,813	366,360
Components	373,107	254,157
Corporate	1,066,398	1,078,381
Total operating expenses	2,670,953	2,310,385

	For the Three Months
	Ended March 31,
Other Expenses	2026	2025
Systems and Aftermarket	$22,774	$65,951
Filters and Membranes	22,362	89,977
Components	2,312	3,250
Corporate	400,819	14,174
Total other expenses	448,267	173,352

	For the Three Months
	Ended March 31,
Net loss	2026	2025
Systems and Aftermarket	$(306,327)	$(142,843)
Filters and Membranes	(684,950)	(1,003,561)
Components	(266,982)	(117,480)
Corporate	(1,466,840)	(1,094,458)
Total net loss	(2,725,099)	(2,358,342)

	As of
	March 31,	December 31,
Total assets	2026	2025
Systems and Aftermarket	$9,219,737	$10,210,357
Filters and Membranes	9,670,372	10,139,656
Components	2,222,604	1,942,818
Corporate	3,836,912	4,985,266
Total assets	$24,949,625	$27,278,097

NOTE 5– ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Trade accounts receivable	$3,764,447	$3,567,961
Allowance for current expected credit losses	(100,197)	(137,969)
Total accounts receivable, net	$3,664,250	$3,429,992

The roll-forward of the allowance for doubtful accounts for the periods ended March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Allowance for current expected credit losses at the beginning of the period	$137,969	$637,556
Bad debt expense	(34,658)	29,439
Receivables written off during the period	-	(608,331)
Effect of exchange rate changes	(3,114)	79,305
Allowance for current expected credit losses at the end of the period	$100,197	$137,969

NOTE 6– INVENTORIES

Inventories consisted of the following on March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Raw materials	$3,671,510	$3,282,184
Work in process	2,267,951	2,402,158
Finished goods and filtration systems	1,438,643	1,755,674
Reserve for obsolescence	(899,990)	(960,695)
Total inventories, net	$6,478,114	$6,479,321

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 7– CONTRACT ASSETS AND CONTRACT LIABILITIES

The roll-forward of Contract assets and Contract liabilities for the periods ended March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Cost incurred	$1,641,546	$1,750,757
VAT	150,717	234,984
Other receivables	76,106	10,826
Prepayments	(1,415,768)	(1,403,702)
	$452,601	$592,865

Distributed as follows:
Contract assets	$634,154	$733,851
Contract liabilities	(181,553)	(140,986)
	$452,601	$592,865

NOTE 8– LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable leases for production and office space in Hobro and Copenhagen, Denmark.

During the three months ended March 31, 2026, cash paid for amounts included for the measurement of finance lease liabilities was $126,768 and the Company recorded finance lease expenses in other income (expenses) of $29,657.

During the three months ended March 31, 2026, cash paid for amounts included for the measurement of operating lease liabilities was $248,767 and the Company recorded operating lease expense of $249,384.

Supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025 was as follows:

	March 31,	December 31,
	2026	2025
Operating leases:
Operating lease right-of-use assets	$4,369,053	$4,643,680

Operating lease liabilities – current	$711,295	$714,446
Operating lease liabilities – long-term	$3,657,758	3,929,234
Total operating lease liabilities	$4,369,053	$4,643,680

Finance leases:
Property and equipment, at cost	$4,487,105	$4,590,723
Accumulated depreciation	(1,756,803)	(1,703,252)
Property and equipment, net	$2,730,302	$2,887,471

Finance lease liabilities – current	$504,799	$517,759
Finance lease liabilities – long-term	1,260,692	1,415,908
Total finance lease liabilities	$1,765,491	$1,933,667

Weighted average remaining lease term:
Operating leases	4.9	6.0
Finance leases	2.3	2.5

Weighted average discount rate:
Operating leases	6.6%	6.7%
Finance leases	5.3%	5.3%

Maturities of lease liabilities at March 31, 2026 were as follows:

	Operating	Finance
	Leases	Leases
2026	$733,928	$452,306
2027	980,729	1,147,506
2028	830,319	122,303
2029	526,183	172,711
2030	524,039	27,222
Thereafter	1,845,313	16,885
Total payment under lease agreements	5,440,511	1,938,933
Less imputed interest	(1,071,458)	(173,442)
Total lease liabilities	$4,369,053	$1,765,491

NOTE 9 – LONG-TERM DEBT

The components of notes payable are as follows:

	March 31,	December 31,
	2026	2025
Senior promissory notes	$6,000,000	$6,000,000
Less: unamortized debt discount	(401,951)	(489,455)
Total senior promissory notes payable, net	$5,598,049	$5,510,545

Senior promissory notes payable, less current portion	5,598,049	5,510,545
Total senior promissory notes payable, net	$5,598,049	$5,510,545

For the three months ended March 31, 2026, and 2025, the Company recognized amortization of debt discount of $87,504 and $168,030, respectively. During the three months ended March 31, 2026  accrued interests of $147,945 was recognized. This amount is March 31, 2026 included in Accrued Expenses.

NOTE 10 – AGREEMENTS AND COMMITMENTS

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31,	December 31,
	2026	2025
Balance at January 1	$524,828	$621,031
Warranty costs charged to cost of goods sold	(53,342)	(87,466)
Utilization charges against reserve	-	(78,958)
Foreign currency effect	(10,905)	70,221
Balance at the end of the period	$460,581	$524,828

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of March 31, 2026 and December 31, 2025, there were 9,947,841 and 9,627,064 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the three months ended March 31, 2026, the Company has made the following issuances of Common Stock:

On January 26, 2026, the Company issued 136,998 shares of Common Stock to settle RSUs. The RSUs were valued at $271,256 for services provided by the Company's board of directors (the "Board of Directors") in 2025. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2025.

On January 27, 2026, the Company issued 63,149 shares of Common Stock to settle RSUs. The RSUs were valued at $137,549 for services provided by the Company's Senior Leadership Team (the "SLT") in 2025. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2025.

On January 27, 2026, the Company issued 87,374 shares of Common Stock to settle RSUs. The RSUs were valued at $230,741 for services provided by management in 2025. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2025. In connection with the issuance, 67,840 shares of Common Stock, with a total value of $172,198, were withheld from vesting to settle tax withholdings associated with stock-based compensation.

On February 12, 2026, the Company issued 7,389 shares of Common Stock to settle RSUs. The RSUs were valued at $14,630 for services provided by the Company's Senior Leadership Team (the "SLT") in 2025. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2025.

On February 12, 2026, the Company issued 25,867 shares of Common Stock to settle RSUs. The RSUs were valued at $47,337 for services provided by management in 2025. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2025. In connection with the issuance, 5,589 shares of Common Stock, with a total value of $10,228, were withheld from vesting to settle tax withholdings associated with stock-based compensation.

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

The following is a summary of the periodic changes in warrants outstanding for the three months ended March 31, 2026, and 2025:

	2026	2025
Outstanding, December 31	11,391,225	11,391,225
Warrants issued in connection with public offering and private placement	-	-
Outstanding, March 31	11,391,225	11,391,225

Stock-based Compensation

Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers and directors of the Company. At March 31, 2026, 309,527 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $218,252 and $241,245 for the three-month periods ended March 31, 2026, and 2025, respectively. On March 31, 2026, the Company had $1,427,071 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of March 31, 2026 and changes during the period are presented below:

	March 31, 2026
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2025	703,753	$2.21	$-
Vested and settled with share issuance	(320,777)	2.19	-
Forfeited	(73,449)	2.48	-
Outstanding, March 31, 2026	309,527	$2.17	$-

NOTE 12 – LOSS PER SHARE

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

As of March 31, 2026, the Company had 309,527 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

As of March 31, 2025, the Company had 554,571 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 13 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months
	Ended March 31,
	2026		2025
Customer A	12%		*	%
Customer B	11		*
Customer C	*	%	40%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	March 31,		December 31,
	2026		2025
Customer A	13%		*	%
Customer B	11		10
Customer C	*		12
Customer D	*		20
Customer E	*	%	16%

* Zero or less than 10%

As of March 31, 2026, approximately 95% of the Company’s assets were located in Denmark, 3% were located in China, and 2% were located in the U.S. As of December 31, 2025, approximately 97% of the Company’s assets were located in Denmark, 3% were located in China, and 0% were located in the U.S.

NOTE 14 – SUBSEQUENT EVENTS

None.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition, the following discussion should be read in conjunction with our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2026 and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

At present, we conduct our operations in the Kingdom of Denmark, the U.S. and China, with locations in the Copenhagen area, Hobro, Fort Worth and Nantong.

Our Strategy

Our strategy is to leverage our core competencies in material science, advanced filtration, systems integration, and application knowledge, creating differentiated products with compelling value propositions to penetrate attractive end markets with customer needs and regulatory tailwind. Essential imperatives associated with our strategy include the following:

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

Comparison of the Three Months Ended March 31, 2026, and March 31, 2025

The following table sets forth our revenues, expenses, and net loss for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
					Period to Period Change
		As a %		As a %		Percent
	2026	of Sales	2025	of Sales	Variance	%
Revenue	$4,136,320	100.0%	$4,617,541	100.0%	$(481,221)	(10.4)%
Cost of goods sold	3,742,576	90.5	4,492,485	97.3	(749,909)	(16.7)
Gross Profit (Loss)	393,744	9.5	125,056	2.7	268,688	214.9

Operating Expenses
Selling expenses	980,674	23.7	718,016	15.5	262,658	36.6
General and administrative expenses	1,414,145	34.2	1,362,246	29.5	51,899	3.8
Research and development expenses	276,134	6.7	230,123	5.0	46,011	20.0
Total Operating Expenses	2,670,953	64.6	2,310,385	50.0	360,568	15.6

Loss from Operation	(2,277,209)	(55.1)	(2,185,329)	(47.3)	(91,880)	4.2

Other Income (Expense)
Interest and other income	16,857	0.4	68,751	1.5	(51,894)	(75.5)
Interest expense	(209,064)	(5.1)	(48,283)	(1.0)	(160,781)	333.0
Amortization of debt discount	(87,504)	(2.1)	(168,030)	(3.6)	80,526	(47.9)
Gain (loss) on foreign currency transactions	(168,556)	(4.1)	35,516	0.8	(204,072)	(574.6)
Gain (loss) on disposal of property and equipment	-	-	(61,306)	(1.3)	61,306	(100.0)
Total Other Income (Expense)	(448,267)	(10.8)	(173,352)	(3.8)	(274,915)	158.6

Loss Before Income Taxes	(2,725,476)	(65.9)	(2,358,681)	(51.1)	(366,795)	15.6
Income tax benefit	(377)	(0.0)	(339)	(0.0)	(38)	11.2

Net Loss	$(2,725,099)	(65.9)%	$(2,358,342)	(51.1)%	$(366,757)	15.6%
Net Loss attributable to Noncontrolling Interest	(14,987)	(0.4)	(6,950)	(0.2)	(8,037)	115.6
Net Loss attributable to LiqTech International, Inc.	(2,710,112)	(65.5)	(2,351,392)	(50.9)	(358,720)	15.3

Revenues

Revenue for the three months ended March 31, 2026 was $4,136,320 compared to $4,617,541 for the same period in 2025, representing a decrease of $481,221, or 10.4%. The decrease was solely attributable to a reduction in system sales, reflecting a significant Water for Energy delivery in 2025 that did not recur in 2026. Within the Systems segment, sales to both the Pool and Marine segments increased significantly. Furthermore, deliveries of Filters, Membranes, and Components increased during the period.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2026 was $393,744 (representing a gross profit margin of 9.5%) compared to a gross profit of $125,056 (representing a gross profit margin of 2.7%) for the same period in 2025, marking an increase of $268,688, or 214.9%. This increase was primarily driven by mix towards higher value system sales, better utilization of our manufacturing capacity, procurement effects on prices, and low depreciation expenses. Included in the gross profit was depreciation of $330,006 and $392,292 for the three months ended March 31, 2026, and 2025, respectively.

Expenses

Total operating expenses for the three months ended March 31, 2026 were $2,670,953, representing an increase of $360,568, or 15.6%, compared to $2,310,385 for the same period in 2025. Approximately 60% of the increase relates to foreign exchange rate developments, as the average USD/DKK exchange rate for the three months ended March 31st, was 6.385 in 2026 and 7.092 in 2025.

Selling expenses for the three months ended March 31, 2026 were $980,674 compared to $718,016 for the same period in 2025, representing an increase of $262,658, or 36.6%. Excluding the impact of foreign exchange rate developments, costs increased primarily due to the full-year effect of hires within the joint venture in China, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd. (the “JV”), as well as continued investments in the sales organization across the U.S. and Europe, and annualization of the Service Center cost in the U.S.

General and administrative expenses for the three months ended March 31, 2026 were $1,414,145 compared to $1,362,246 for the same period in 2025, representing an increase of $51,899, or 3.8%. Adjusting for foreign exchange rate developments, expenses remained stable and below general inflation, as filing of open positions were covered by savings on other overhead expenses. Included in general and administrative expenses were non-cash compensation of $218,252 and $241,245 for the three months ended March 31, 2026, and 2025, respectively.

Research and development expenses for the three months ended March 31, 2026 were $276,134 compared to $230,123 for the same period in 2025, representing an increase of $46,011, or 20.0%. The increase was primarily attributed to membrane development costs and cost related to development of Marine systems.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2026 were $448,267 compared to other expenses of $173,352 for the comparable period in 2025, representing an increase of $274,915, or 158.6%. The change was primarily attributable to losses on foreign currency transactions, lower interest income, and accrued interests on the senior promissory notes, partly balanced by lower amortization of debt discount, and a decrease of net interest expenses for the three months ended March 31, 2026

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the three months ended March 31, 2026 of $2,725,099 compared to $2,358,342 for the comparable period in 2025, representing an increase in net loss of $366,757, or 15.6%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations, and our available lines of credit. On March 31, 2026, we had cash of $2,732,739 and net working capital of $8,483,730, and on December 31, 2025, we had cash of $5,070,385 and net working capital of $11,237,788. On March 31, 2026, our net working capital had decreased by $2,754,058 compared to December 31, 2025, mainly as a result of a reduction in cash and cash equivalents used to fund operating losses

The Company has experienced operating losses and cash outflows from continuing operations and will require additional funding to support operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has implemented cost optimization operational initiatives and working capital control designed to improve liquidity and support a sustainable path toward profitability, supported by an updated strategic focus and strengthened leadership. The Company continues to evaluate financing alternatives and strategic opportunities to enhance its capital position. While there can be no assurance that additional funding will be obtained on favorable terms, management believes its ongoing initiatives position the Company to support operations and advance its strategic objectives.

Cash Flows

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Cash flows used in operating activities for the three months ended March 31, 2026 were $1,941,544 representing an increase of $644,358 compared to cash flows used in operating activities of $1,297,186 for the three months ended March 31, 2025. The cash flows used in operating activities for the period consists mainly of the net loss of $2,725,099, adjusted for depreciation and other non-cash-related items of $835,210, an increase in accounts receivables of $317,277, prepaid expenses and other current assets of $399,522, and partially offset by an increase in accounts payable of $526,117.

Cash flows used in investing activities were $269,724 for the three months ended March 31, 2026 as compared to cash flows used in investing activities of $110,860 for the three months ended March 31, 2025, representing a change of $158,864. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets. For the three months ended March 31, 2026, the main additions were investments in assembly equipment in our JV in China and in the U.S. Service Center.

Cash flows provided from financing activities were $(311,911) for the three months ended March 31, 2026 compared to cash flows used by financing activities of $989,722 for the three months ended March 31, 2025, representing a change of $1,301,633. Financing activities primarily consisted of repayments of lease obligations and the acquisition of common stock to satisfy tax withholding obligations. Additionally, in the prior-year period, the Company received proceeds from a long-term loan as well as a capital contribution from the noncontrolling interest in the joint venture.

Off Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please refer to our Form 10-K filed on February 27, 2026 for the year ended December 31, 2025.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the quarter ended March 31, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our other filings with the SEC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(c)     Insider Trading Plans

During the quarter ended  March 31, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

LiqTech International, Inc.

Dated: May 13, 2026	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2026	/s/ David Noerby Foss Kowalczyk
David Noerby Foss Kowalczyk, Chief Financial and Operating Officer
(Principal Financial, and Accounting)