Form 10-Q
period 2026-06-30
LIQTECH INTERNATIONAL INC
filed 2026-08-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 32,947,841 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2026

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025

Assets

Current Assets:
Cash and restricted cash	$15,655,731	$5,070,385
Accounts receivable, net	5,230,837	3,429,992
Inventories, net	5,956,679	6,479,321
Contract assets	340,260	733,851
Prepaid expenses and other current assets	526,348	245,702

Total Current Assets	27,709,855	15,959,251

Non-Current Assets:
Property and equipment, net	5,284,603	5,845,323
Operating lease right-of-use assets	4,157,532	4,643,680
Deposits and other assets	529,036	545,573
Intangible assets, net	25,759	36,125
Goodwill	240,307	248,145

Total Non-Current Assets	10,237,237	11,318,846

Total Assets	$37,947,092	$27,278,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2026	2025

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,403,902	$1,552,890
Accrued expenses	2,485,634	1,795,382
Notes payable	1,050,000	-
Line of credit	88,428	-
Current portion of finance lease liabilities	496,797	517,759
Current portion of operating lease liabilities	717,820	714,446
Contract liabilities	98,300	140,986

Total Current Liabilities	6,340,881	4,721,463

Non-Current Liabilities:
Deferred tax liability	60,914	63,654
Finance lease liabilities, net of current portion	1,127,729	1,415,908
Operating lease liabilities, net of current portion	3,439,712	3,929,234
Loan from related party	1,179,042	1,265,057
Notes payable, net of debt discounts	-	5,510,545

Total Non-Current Liabilities	5,807,397	12,184,398

Total Liabilities	12,148,278	16,905,861

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 32,947,841 and 9,627,064 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	32,948	9,627
Additional paid-in capital	131,755,874	110,427,993
Accumulated deficit	(100,521,598)	(94,795,121)
Accumulated other comprehensive loss	(5,357,003)	(5,209,173)

Total Stockholders' Equity	25,910,221	10,433,326

Noncontrolling Interest	(111,407)	(61,090)

Total Equity	25,798,814	10,372,236

Total Liabilities and Equity	$37,947,092	$27,278,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$4,363,752	$4,957,489	$8,500,072	$9,575,030
Cost of goods sold	3,998,213	4,472,911	7,740,789	8,965,396

Gross Profit	365,539	484,578	759,283	609,634

Operating Expenses:
Selling expenses	835,836	812,568	1,816,510	1,530,584
General and administrative expenses	1,589,775	1,539,323	3,003,920	2,901,569
Research and development expenses	271,745	242,556	547,879	472,679

Total Operating Expenses	2,697,356	2,594,447	5,368,309	4,904,832

Loss from Operations	(2,331,817)	(2,109,869)	(4,609,026)	(4,295,198)

Other Income (Expense):
Interest and other income	22,378	64,605	39,235	133,356
Interest and other expense	(231,160)	(63,466)	(440,224)	(111,749)
Amortization of debt discount	(401,951)	(84,318)	(489,455)	(252,348)
Gain (loss) on foreign currency transactions	(94,457)	34,060	(263,013)	69,576
Gain (loss) on disposal of property and equipment	(15,058)	(2,158)	(15,058)	(63,464)

Total Other Expense	(720,248)	(51,277)	(1,168,515)	(224,629)

Loss Before Income Taxes	(3,052,065)	(2,161,146)	(5,777,541)	(4,519,827)

Income tax benefit	(370)	(360)	(747)	(699)

Net Loss	$(3,051,695)	$(2,160,786)	$(5,776,794)	$(4,519,128)

Net Loss attributable to noncontrolling interest	(35,330)	(8,901)	(50,317)	(15,851)
Net Loss attributable to LiqTech International, Inc.	(3,016,365)	(2,151,885)	(5,726,477)	(4,503,277)

Loss Per Common Share – Basic and Diluted	$(0.14)	$(0.14)	$(0.32)	$(0.30)

Weighted-Average Common Shares Outstanding – Basic and Diluted	20,808,160	14,906,781	18,033,180	14,906,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Loss	(3,051,695)	(2,160,786)	(5,776,794)	(4,519,128)

Loss on foreign currency translation adjustments	(15,203)	794,429	(147,830)	1,142,775

Total Other Comprehensive Loss	$(3,066,898)	$(1,366,357)	$(5,924,624)	$(3,376,353)

Net loss attributable to non-controlling interests	35,330	8,901	50,317	15,851

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(3,031,568)	$(1,357,456)	$(5,874,307)	$(3,360,502)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2025	9,627,064	9,627	110,427,993	(94,795,121)	(5,209,173)	10,433,326	(61,090)	10,372,236

Common stock issued in settlement of RSUs	394,226	394	(394)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(73,449)	(73)	(182,426)	-	-	(182,499)	-	(182,499)

Stock-based compensation	-	-	218,325	-	-	218,325	-	218,325

Currency translation, net	-	-	-	-	(132,627)	(132,627)	-	(132,627)

Net loss	-	-	-	(2,710,112)	-	(2,710,112)	-	(2,710,112)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(14,987)	(14,987)

Balance at March 31, 2026	9,947,841	9,948	110,463,498	(97,505,233)	(5,341,800)	7,626,413	(76,077)	7,550,336

Common stock issued in settlement of RSUs	-	-	-	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	-	-	-	-	-	-	-	-

Capital raise	20,000,000	20,000	18,077,051	-	-	18,097,051	-	18,097,051

Repayment of note	3,000,000	3,000	2,997,000	-	-	3,000,000	-	3,000,000

Stock-based compensation	-	-	218,325	-	-	218,325	-	218,325

Currency translation, net	-	-	-	-	(15,203)	(15,203)	-	(15,203)

Net loss	-	-	-	(3,016,365)	-	(3,016,365)	-	(3,016,365)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(35,330)	(35,330)

Balance at June 30, 2026	32,947,841	32,948	131,755,874	(100,521,598)	(5,357,003)	25,910,221	(111,407)	25,798,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2024	9,475,443	9,475	109,274,166	(86,267,438)	(6,362,111)	16,654,092	-	16,654,092

Common Stock issued in settlement of RSUs	158,975	159	(159)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	241,245	-	-	241,245	-	241,245

Currency translation, net	-	-	-	-	348,346	348,346	-	348,346

Net loss	-	-	-	(2,351,392)	-	(2,351,392)	-	(2,351,392)

Capital contribution from noncontrolling interest	-	-	-	-	-		13,788	13,788

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(6,950)	(6,950)

Balance at March 31, 2025	9,606,024	9,606	109,682,187	(88,618,830)	(6,013,765)	15,059,198	6,838	15,066,036

Common stock issued in settlement of RSUs	8,019	8	(8)	-	-	-	-	-

Stock-based compensation	-	-	230,553	-	-	230,553	-	230,553

Currency translation, net	-	-	-	-	795,338	795,338	(909)	794,429

Net loss	-	-	-	(2,151,885)	-	(2,151,885)	-	(2,151,885)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(8,901)	(8,901)

Balance at June 30, 2025	9,614,043	9,614	109,912,732	(90,770,715)	(5,218,427)	13,933,204	(2,972)	13,930,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(5,776,794)	$(4,519,128)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	658,434	900,766
Amortization of debt discount and accrued interest	489,455	252,348
Stock-based compensation	436,650	471,798
Amortization of right-of-use assets	347,688	281,639
Deferred taxes	(747)	(699)
Loss on disposal of property and equipment	(15,058)	63,464

Changes in assets and liabilities:
Accounts receivable	(1,955,382)	(1,307,919)
Inventories	504,990	652,828
Contract assets	379,463	678,102
Prepaid expenses and other current assets	(291,144)	(227,584)
Accounts payable	(107,475)	74,808
Accrued expenses	679,736	71,919
Operating lease liabilities	(347,688)	(281,639)
Contract liabilities	(39,158)	(18,539)

Net Cash used in Operating Activities	(5,037,030)	(2,907,836)

Cash Flows from Investing Activities:
Purchase of property and equipment	(277,646)	(102,342)
Proceeds from the disposal of property and equipment	20,124	54,457

Net Cash used in Investing Activities	(257,522)	(47,885)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(254,067)	(240,849)
Proceeds from issuance of common stock, net of discounts and commissions	18,106,656	-
Proceeds from related party loan	-	1,084,616
Proceeds from line of credit	90,568	-
Payments on notes payable, net	(3,000,000)	-
Proceeds from notes payable	1,000,000	-
Acquisition of common stock for tax withholding obligations	(182,499)	-
Capital contribution from noncontrolling interest	-	12,729

Net Cash provided by (used in) Financing Activities	15,760,658	856,496

Effect of exchange rate changes on cash, cash equivalents and restricted cash	119,240	(96,054)

Net Change in Cash, Cash Equivalents, and Restricted Cash	10,585,346	(2,195,279)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,070,385	10,868,728

Cash, Cash Equivalents, and Restricted Cash at End of Period	$15,655,731	$8,673,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$310,549	$107,753

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	-	149,219
Issued common stock for debt cancellation	$3,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of LiqTech International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements.

The  December 31, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the

Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

NOTE 2– NONCONTROLLING INTEREST AND LOANS FROM RELATED PARTIES

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

As part of the JV agreement, the Company has agreed to make our technology utilization available to the JV and to transfer the utilization rights necessary for operations in the marine water treatment market in China. In February 2025, the JV received R&D funding of RMB 8,000,000 (approximately USD 1.2 million) from the JV partner to support capability development and system construction. The funding is classified as a long-term loan in the financial statements and may be increased to up to RMB 10,000,000 if certain technical and commercial milestones are achieved.

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

As of June 30, 2026, the noncontrolling interest in the JV amounted to $(111,407) and reflects the third party’s share of the JV’s net assets and net loss for the period.

NOTE 3– DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

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

The Company sells products throughout the world, and sales by geographical region are as follows for the three and six months ended June 30, 2026 and 2025:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenues	2026	2025	2026	2025
Americas	$452,774	$1,252,870	$703,576	$3,486,771
Asia-Pacific	1,012,125	376,413	1,637,678	510,868
Europe	2,898,853	3,205,345	6,158,818	5,454,530
Middle East & Africa	-	122,861	-	122,861
Total revenue	$4,363,752	$4,957,489	$8,500,072	$9,575,030

The Company’s reportable segment information for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenues	2026	2025	2026	2025
Systems and Aftermarket	$2,408,368	$2,442,696	$4,197,663	$5,136,418
Filters and Membranes	1,041,613	1,299,412	2,348,612	2,253,258
Components	913,771	1,215,381	1,953,797	2,185,354
Corporate	-	-	-	-
Total revenues	$4,363,752	$4,957,489	$8,500,072	$9,575,030

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Cost of goods sold	2026	2025	2026	2025
Systems and Aftermarket	$1,865,188	$1,870,609	$3,154,401	$4,029,736
Filters and Membranes	1,219,614	1,637,245	2,741,388	3,138,315
Components	913,411	963,905	1,845,000	1,794,290
Corporate	-	1,152	-	3,055
Total cost of goods sold	3,998,213	4,472,911	7,740,789	8,965,396

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Operating expenses	2026	2025	2026	2025
Systems and Aftermarket	$855,134	$655,462	$1,638,769	$1,266,949
Filters and Membranes	466,279	421,614	914,092	787,974
Components	383,872	287,082	756,979	541,239
Corporate	992,071	1,230,289	2,058,469	2,308,670
Total operating expenses	2,697,356	2,594,447	5,368,309	4,904,832

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Expenses	2026	2025	2026	2025
Systems and Aftermarket	$20,255	$193,595	$43,029	$259,546
Filters and Membranes	23,192	31,146	45,554	121,123
Components	6,581	2,443	8,893	5,693
Corporate	670,220	(175,907)	1,071,039	(161,733)
Total other expenses	720,248	51,277	1,168,515	224,629

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Net loss	2026	2025	2026	2025
Systems and Aftermarket	$(332,209)	$(276,970)	$(638,536)	$(419,813)
Filters and Membranes	(667,472)	(790,593)	(1,352,422)	(1,794,154)
Components	(390,093)	(37,689)	(657,075)	(155,169)
Corporate	(1,661,921)	(1,055,534)	(3,128,761)	(2,149,992)
Total net loss	(3,051,695)	(2,160,786)	(5,776,794)	(4,519,128)

	As of
	June 30,	December 31,
Total assets	2026	2025
Systems and Aftermarket	$10,182,207	$10,210,357
Filters and Membranes	9,041,440	10,139,656
Components	1,734,710	1,942,818
Corporate	16,988,735	4,985,266
Total assets	$37,947,092	$27,278,097

NOTE 4– ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Trade accounts receivable	$5,397,075	$3,567,961
Allowance for current expected credit losses	(166,238)	(137,969)
Total accounts receivable, net	$5,230,837	$3,429,992

The roll-forward of the current expected credit losses for the periods ended June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Allowance for current expected credit losses at the beginning of the period	$137,969	$637,556
Bad debt expense	32,627	29,439
Receivables written off during the period	-	(608,331)
Effect of exchange rate changes	(4,358)	79,305
Allowance for current expected credit losses at the end of the period	$166,238	$137,969

NOTE 5– INVENTORIES

Inventories consisted of the following on June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Raw materials	$3,277,671	$3,282,184
Work in process	1,926,673	2,402,158
Finished goods and filtration systems	1,668,618	1,755,674
Reserve for obsolescence	(916,283)	(960,695)
Total inventories, net	$5,956,679	$6,479,321

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6– CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets and Contract liabilities for the periods ended June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Cost incurred	$1,751,121	$1,750,757
VAT	243,777	234,984
Other receivables	19,005	10,826
Prepayments	(1,771,943)	(1,403,702)
	$241,960	$592,865

Distributed as follows:
Contract assets	$340,260	$733,851
Contract liabilities	(98,300)	(140,986)
	$241,960	$592,865

NOTE 7– LEASES

The Company leases certain vehicles, real property, production equipment and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable leases for production and office space in Hobro and Copenhagen, Denmark.

During the six months ended June 30, 2026, cash paid for amounts included for the measurement of finance lease liabilities was $254,067 and the Company recorded finance lease expenses in other income (expenses) of $58,091.

During the six months ended June 30, 2026, cash paid for amounts included for the measurement of operating lease liabilities was $495,963 and the Company recorded operating lease expense of $497,193.

Supplemental balance sheet information related to leases as of June 30, 2026 and December 31, 2025 was as follows:

	June 30,	December 31,
	2026	2025
Operating leases:
Operating lease right-of-use assets	$4,157,532	$4,643,680

Operating lease liabilities – current	$717,820	$714,446
Operating lease liabilities – long-term	$3,439,712	3,929,234
Total operating lease liabilities	$4,157,532	$4,643,680

Finance leases:
Property and equipment, at cost	$4,445,721	$4,590,723
Accumulated depreciation	(1,831,747)	(1,703,252)
Property and equipment, net	$2,613,974	$2,887,471

Finance lease liabilities – current	$496,797	$517,759
Finance lease liabilities – long-term	1,127,729	1,415,908
Total finance lease liabilities	$1,624,526	$1,933,667

Weighted average remaining lease term:
Operating leases	4.7	6.0
Finance leases	2.0	2.5

Weighted average discount rate:
Operating leases	6.6%	6.7%
Finance leases	5.2%	5.3%

Maturities of lease liabilities at June 30, 2026 were as follows:

	Operating	Finance
	Leases	Leases
2026	485,037	299,499
2027	971,684	1,138,405
2028	822,661	121,500
2029	521,330	171,425
2030	519,206	27,064
Thereafter	1,828,294	16,737
Total payment under lease agreements	5,148,212	1,774,630
Less imputed interest	(990,680)	(150,104)
Total lease liabilities	$4,157,532	$1,624,526

NOTE 8 – DEBT

The components of notes payable are as follows:

	June 30,	December 31,
	2026	2025
Senior promissory notes	$-	$6,000,000
Less: unamortized debt discount	-	(489,455)
Total senior promissory notes payable, net	$-	$5,510,545

Senior promissory notes payable, less current portion	-	5,510,545
Total senior promissory notes payable, net	$-	$5,510,545

For the six months ended June 30, 2026, and 2025, the Company recognized amortization of debt discount of $489,455 and $252,348, respectively. During the six months ended June 30, 2026  interests of $261,370 was recognized. The note including interest was repaid in June 2026.

On May 22, 2026, the Company entered into a short-term financing arrangement pursuant to which it issued promissory notes in an aggregate principal amount of $1.1 million for cash proceeds of $1.0 million, reflecting an original issue discount of $0.1 million. The notes had an initial term of two months and the proceeds were used for working capital requirements.

In May 2026, the Company entered into a $88,428 (RMB 600,000) credit facility with Bank of Jiangsu, available through May 21, 2027. Borrowings under the facility are subject to the bank’s approval, with interest rates and other terms determined at the time of each individual borrowing.

On June 8, 2026, the Company fully settled its $6.0 million senior promissory notes. Of the outstanding principal, $3.0 million was settled through the issuance of 3.0 million shares of common stock at $1.00 per share, and the remaining $3.0 million was repaid in cash, together with accrued interest. Following the transaction, no amounts remained outstanding under the senior promissory notes.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30,	December 31,
	2026	2025
Balance at January 1	$524,828	$621,031
Warranty costs charged to cost of goods sold	(90,350)	(87,466)
Utilization charges against reserve	-	(78,958)
Foreign currency effect	(14,443)	70,221
Balance at the end of the period	$420,035	$524,828

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of June 30, 2026 and December 31, 2025, there were 32,947,841 and 9,627,064 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the six months ended June 30, 2026, the Company has made the following issuances of Common Stock:

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

On February 12, 2026, the Company issued 7,389 shares of Common Stock to settle RSUs. The RSUs were valued at $14,630 for services provided by the Company's SLT in 2025. The Company recognized the stock-based compensation of the award over the requisite service period during the year ended December 31, 2025.

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

On June 8, 2026, the Company issued 20,000,000 shares of Common Stock in a public offering. The shares were priced at $1.00 per share, and net proceed before company advisor costs was $18,400,000. Total underwriting discounts and offering costs were $293,344.

On June 8, 2026, the Company issued 3,000,000 shares of Common stock at a share price of $1.00 in exchange for the cancellation of $3.0 million of outstanding senior promissory notes in a private placement. The remaining $3.0 million of outstanding senior promissory notes were repaid with cash.

Warrants

On June 8, 2026, the Company issued 800,000 underwriter warrants to the underwriter in the public offering. The warrants have an exercise price of $1.25. The warrants were classified as equity instruments and measured at fair value using the Black-Scholes option pricing model. As the warrants were issued as compensation for services directly attributable to the public offering, their fair value of $512,192 was recorded as an increase to additional paid-in capital with an equal reduction to additional paid-in capital as an equity issuance cost. Accordingly, the issuance of the warrants had no impact on net income or total stockholders’ equity.

The following is a summary of the periodic changes in warrants outstanding for the six months ended June 30, 2026, and 2025:

	2026	2025
Outstanding, December 31	11,391,225	11,391,225
Warrants issued in connection with public offering and private placement	800,000	-
Outstanding, June 30	12,191,225	11,391,225

Stock-based Compensation

Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company’s Board of Directors adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers and directors of the Company. At June 30, 2026, 309,527 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $218,325 and $230,552 for the three-month periods ended June 30, 2026, and 2025, respectively. On June 30, 2026, the Company had $1,208,819 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of June 30, 2026 and changes during the period are presented below:

	June 30, 2026
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2025	703,753	$2.21	$-
Vested and settled with share issuance	(320,777)	2.19	-
Forfeited	(73,449)	2.48	-
Outstanding, June 30, 2026	309,527	$2.17	$-

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

As of June 30, 2026, the Company had 309,527 RSUs, 5,299,879 prefunded warrants, and 6,891,346 warrants, all exercisable for shares of Common Stock.

As of June 30, 2025, the Company had 554,571 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
Customer A	19%		*	%	10%		*	%
Customer B	*	%	11%		*	%	*	%
Customer C	*	%	*	%	*	%	20%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	June 30,	December 31,
	2026	2025
Customer A	13%	* %
Customer B	13%	11%
Customer C	10%	22%
Customer D	* %	18%

* Zero or less than 10%

As of June 30, 2026, approximately 87% of the Company’s assets were located in Denmark, 3% were located in China, and 10% were located in the U.S. As of December 31, 2025, approximately 97% of the Company’s assets were located in Denmark, 3% were located in China, and 0% were located in the U.S.

NOTE 13 – SUBSEQUENT EVENTS

On July 22, 2026, the Company fully repaid the outstanding promissory notes of $1,100,000 including discount. Following the repayment, the Company had no remaining obligations under the notes.

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

Overview

LiqTech International, Inc. is a clean technology company that provides state-of-the-art gas and liquid purification products by manufacturing ceramic silicon carbide filters and membranes as well as developing industry-leading and fully automated filtration solutions and systems. We specialize in three business areas: ceramic membranes and membrane incorporated liquid filtration systems, ceramic diesel particulate filters (DPFs) to control soot exhaust particles and black carbon emission from diesel engines, and plastic components for usage across various industries. Using nanotechnology, we develop proprietary products using patented silicon carbide technology. Our products are based on innovative silicon carbide membranes that facilitate new applications and improve existing technologies. We market our products from our offices in Denmark and through local representatives and distributors. The products are shipped directly to customers from our production facilities in Denmark. We assemble our marine water treatment systems in China with silicon carbon membranes delivered from Denmark.

The terms “LiqTech”, “we”, “our”, “us”, the “Company” or any derivative thereof, as used herein, refer to LiqTech International, Inc., a Nevada corporation, together with its direct and indirect wholly-owned subsidiaries, which we collectively refer to herein as our “Subsidiaries”.

At present, we conduct our operations in the Kingdom of Denmark, the U.S. and China, with locations in the Copenhagen area, Hobro, Fort Worth, US and Nantong, China.

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

●	Optimization of operation efficiency. We focus on sales & operations planning, supply chain stability and product cost reduction.

Results of Operations

The financial information below is derived from our unaudited condensed consolidated financial statements included elsewhere in this report.

Comparison of the Three Months Ended June 30, 2026, and June 30, 2025

The following table sets forth our revenues, expenses, and net loss for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
					Period to Period Change
		As a %		As a %		Percent
	2026	of Sales	2025	of Sales	Variance	%
Revenue	$4,363,752	100.0%	$4,957,489	100.0%	$(593,737)	(12.0)%
Cost of goods sold	3,998,213	91.6	4,472,911	90.2	(474,698)	(10.6)
Gross Profit (Loss)	365,539	8.4	484,578	9.8	(119,039)	(24.6)

Operating Expenses
Selling expenses	835,836	19.2	812,568	16.4	23,268	2.9
General and administrative expenses	1,589,775	36.4	1,539,323	31.1	50,452	3.3
Research and development expenses	271,745	6.2	242,556	4.9	29,189	12.0
Total Operating Expenses	2,697,356	61.8	2,594,447	52.3	102,909	4.0

Loss from Operation	(2,331,817)	(53.4)	(2,109,869)	(42.6)	(221,948)	10.5

Other Income (Expense)
Interest and other income	22,378	0.5	64,605	1.3	(42,227)	(65.4)
Interest expense	(231,160)	(5.3)	(63,466)	(1.3)	(167,694)	264.2
Amortization of debt discount	(401,951)	(9.2)	(84,318)	(1.7)	(317,633)	376.7
Gain (loss) on foreign currency transactions	(94,457)	(2.2)	34,060	0.7	(128,517)	(377.3)
Gain (loss) on disposal of property and equipment	(15,058)	(0.3)	(2,158)	(0.0)	(12,900)	597.8
Total Other Income (Expense)	(720,248)	(16.5)	(51,277)	(1.0)	(668,971)	1,304.6

Loss Before Income Taxes	(3,052,065)	(69.9)	(2,161,146)	(43.6)	(890,919)	41.2
Income tax benefit	(370)	(0.0)	(360)	(0.0)	(10)	2.8

Net Loss	$(3,051,695)	(69.9)%	$(2,160,786)	(43.6)%	$(890,909)	41.2%
Net Loss attributable to Noncontrolling Interest	(35,330)	(0.8)	(8,901)	(0.2)	(26,429)	296.9
Net Loss attributable to LiqTech International, Inc.	(3,016,365)	(69.1)	(2,151,885)	(43.4)	(864,480)	40.2

Revenues

Revenue for the three months ended June 30, 2026 was $4,363,752 compared to $4,957,489 for the same period in 2025, representing a decrease of $593,737, or 12.0%. The decrease was solely attributable to a reduction in system sales, reflecting a significant Water for Energy delivery in 2025 that did not recur in 2026. Within the Systems segment, sales to both the Pool and Marine segments increased significantly. Furthermore, deliveries of Filters were on par with last year, while Components declined during the period.

Gross Profit (Loss)

Gross profit for the three months ended June 30, 2026 was $365,539 (representing a gross profit margin of 8.4%) compared to a gross profit of $484,578 (representing a gross profit margin of 9.8%) for the same period in 2025, marking an decline of $119,039, or 24.6%. This decline was driven by the decrease in revenue, mix towards, less high value system sales, lower utilization of our manufacturing capacity to preserve costs partly offset by procurement effects. Included in the gross profit was depreciation of $274,530 and $412,291 for the three months ended June 30, 2026, and 2025, respectively.

Expenses

Total operating expenses for the three months ended June 30, 2026 were $2,697,356, representing an increase of $102,909, or 4.0%, compared to $2,594,447 for the same period in 2025. Approximately 60% of the increase continue to be related to foreign exchange rate developments, as the average USD/DKK exchange rate for the three months ended June 30, was 6.43 in 2026 and 6.58 in 2025.

Selling expenses for the three months ended June 30, 2026 were $835,836 compared to $812,568 for the same period in 2025, representing an increase of $23,268, or 2.9%. Excluding the impact of foreign exchange rate developments, costs increased primarily due to the full-year effect of hires within the joint venture in China, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd. (the “JV”), as well as continued investments in the sales organization across the U.S. and Europe, and annualization of the Service Center cost in the U.S.

General and administrative expenses for the three months ended June 30, 2026 were $1,589,775 compared to $1,539,323 for the same period in 2025, representing an increase of $50,452, or 3.3%. Adjusting for foreign exchange rate developments, expenses remained stable and below general inflation, as filling of open positions were covered by savings on other overhead expenses. Included in general and administrative expenses were non-cash compensation of $218,252 and $230,552 for the three months ended June 30, 2026, and 2025, respectively.

Research and development expenses for the three months ended June 30, 2026 were $271,745 compared to $242,556 for the same period in 2025, representing an increase of $29,189, or 12.0%. The increase was primarily attributed to membrane development costs and cost related to development of Marine systems and Pool systems.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2026 were $720,248 compared to other expenses of $51,277 for the comparable period in 2025, representing an increase of $668,971, or 1304.6%. The change was primarily attributable to amortization of debt discount, accrued interests on the senior promissory notes and losses on foreign currency transactions for the three months ended June 30, 2026

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the three months ended June 30, 2026 of $3,051,695 compared to $2,160,786 for the comparable period in 2025, representing an increase in net loss of $890,909, or 41.2%.

Comparison of the Six Months Ended June 30, 2026, and June 30, 2025

The following table sets forth our revenues, expenses, and net loss for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
					Period to Period Change
		As a %		As a %		Percent
	2026	of Sales	2025	of Sales	Variance	%
Revenue	$8,500,072	100.0%	$9,575,030	100.0%	$(1,074,958)	(11.2)%
Cost of goods sold	7,740,789	91.1	8,965,396	93.6	(1,224,607)	(13.7)
Gross Profit (Loss)	759,283	8.9	609,634	6.4	149,649	24.5

Operating Expenses
Selling expenses	1,816,510	21.4	1,530,584	16.0	285,926	18.7
General and administrative expenses	3,003,920	35.3	2,901,569	30.3	102,351	3.5
Research and development expenses	547,879	6.4	472,679	4.9	75,200	15.9
Total Operating Expenses	5,368,309	63.2	4,904,832	51.2	463,477	9.4

Loss from Operation	(4,609,026)	(54.2)	(4,295,198)	(44.9)	(313,828)	7.3

Other Income (Expense)
Interest and other income	39,235	0.5	133,356	1.4	(94,121)	(70.6)
Interest and other expense	(440,224)	(5.2)	(111,749)	(1.2)	(328,475)	293.9
Amortization of debt discount	(489,455)	(5.8)	(252,348)	(2.6)	(237,107)	94.0
Gain (loss) on foreign currency transactions	(263,013)	(3.1)	69,576	0.7	(332,589)	(478.0)
Gain (loss) on disposal of property and equipment	(15,058)	(0.2)	(63,464)	(0.7)	48,406	(76.3)
Total Other Expense	(1,168,515)	(13.7)	(224,629)	(2.3)	(943,886)	420.2

Loss Before Income Taxes	(5,777,541)	(68.0)	(4,519,827)	(47.2)	(1,257,714)	27.8
Income Tax Benefit	(747)	(0.0)	(699)	(0.0)	(48)	6.9

Net Loss	$(5,776,794)	(68.0)%	$(4,519,128)	(47.2)%	$(1,257,666)	27.8%
Net Loss attributable to Noncontrolling Interest	(50,317)	(0.6)	(15,851)	(0.2)	(34,466)	217.4
Net Loss attributable to LiqTech International, Inc.	(5,726,477)	(67.4)	(4,503,277)	(47.0)	(1,223,200)	27.2

Revenues

Revenue for the six months ended June 30, 2026 was $8,500,072 compared to $9,575,030 for the same period in 2025, representing a decrease of $1,074,958, or 11.2%. The decrease was mainly attributable to a reduction in system sales, reflecting a significant Water for Energy delivery in 2025 that did not recur in 2026. Within the Systems segment, sales to both the Pool and Marine segments increased significantly. Furthermore, deliveries of Filters increased while Components declined during the period.

Gross Profit (Loss)

Gross profit for the six months ended June 30, 2026 was $759,283 (representing a gross profit margin of 8.9%) compared to a gross profit of $609,634 (representing a gross profit margin of 6.4%) for the same period in 2025, marking an increase of $149,649, or 24.5%. This increase was primarily driven by mix towards higher value system sales, better utilization of our manufacturing capacity, procurement effects on prices, and low depreciation expenses. Included in the gross profit was depreciation of $604,536 and $804,583 for the six months ended June 30, 2026, and 2025, respectively.

Expenses

Total operating expenses for the six months ended June 30, 2026 were $5,368,309, representing an increase of $463,477, or 9.4%, compared to $4,904,832 for the same period in 2025. Approximately 60% of the increase relates to foreign exchange rate developments, as the average USD/DKK exchange rate for the six months ended March 31st, was 6.40 in 2026 and 6.85 in 2025.

Selling expenses for the six months ended June 30, 2026 were $1,816,510 compared to $1,530,584 for the same period in 2025, representing an increase of $285,926, or 18.7%. Excluding the impact of foreign exchange rate developments, costs increased primarily due to the full-year effect of hires within the joint venture in China, Nantong JiTRI LiqTech Green Energy Technology Co., Ltd. (the “JV”), as well as continued investments in the sales organization across the U.S. and Europe, and annualization of the Service Center cost in the U.S.

General and administrative expenses for the six months ended June 30, 2026 were $3,003,920 compared to $2,901,569 for the same period in 2025, representing an increase of $102,351, or 3.5%. Adjusting for foreign exchange rate developments, expenses remained stable and well below general inflation, as filing of open positions were covered by savings on other overhead expenses. Included in general and administrative expenses were non-cash compensation of $436,650 and $471,797 for the six months ended June 30, 2026, and 2025, respectively.

Research and development expenses for the six months ended June 30, 2026 were $547,879 compared to $472,679 for the same period in 2025, representing an increase of $75,200, or 15.9%. The increase was primarily attributed to membrane development costs and cost related to development of Marine systems and Pool systems.

Other Income (Expenses)

Other expenses for the six months ended June 30, 2026 were $1,168,515 compared to other expenses of $224,629 for the comparable period in 2025, representing an increase of $943,886, or 420.2%. The change was primarily attributable to losses on foreign currency transactions, lower interest income, and accrued interests on the senior promissory notes, and higher amortization of debt discount for the six months ended June 30, 2026.

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the six months ended June 30, 2026 of $5,776,794 compared to $4,519,128 for the comparable period in 2025, representing an increase in net loss of $1,257,666, or 27.8%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations, and our available lines of credit. On June 30, 2026, we had cash of $15,655,731 and net working capital of $21,368,974, and on December 31, 2025, we had cash of $5,070,385 and net working capital of $11,237,788. On June 30, 2026, our net working capital had increased by $10,131,186 compared to December 31, 2025, mainly as a result of the capital raise.

Based on current projections, which are subject to significant uncertainties - including the duration and severity of global macroeconomic issues, trade wars and associated tariffs, geopolitical instability, commodity price volatility, and continued global supply chain disruptions-the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

While the Company anticipates that its proactive measures will be sufficient to protect the business over the coming 12 months, the Company cannot predict the specific duration and severity of the unfavorable market dynamics that may adversely affect the business. For example, in the future, the Company may experience reduced or changed demand for its products and services, especially if there is a global recession, structural shift in regulation, or escalating interest rates and tariffs.

On May 22, 2026, the Company issued and sold 9.09% original issue discount promissory notes in an aggregate principal amount of $1.1 million to affiliates of Bleichroeder L.P. and Laurence W. Lytton for aggregate cash proceeds of $1.0 million. The notes had a two-month term and did not bear interest prior to maturity. If not repaid at maturity, the notes bear interest at 10% per annum, increasing by 1% for each month they remain outstanding, up to a maximum of 16% per annum. The proceeds from the notes were used for working capital and general corporate purposes.

On June 4, 2026, the Company entered into an underwriting agreement with Konik Capital Partners, LLC, a division of T.R. Winston & Company, LLC, relating to the issuance and sale of 20,000,000 shares of the Company’s common stock at a public offering price of $1.00 per share. The offering closed on June 8, 2026, resulting in net proceeds to the Company of approximately $18.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the offering, the Company issued to the underwriter warrants to purchase up to 800,000 shares of common stock at an exercise price of $1.25 per share. The underwriter warrants are exercisable beginning 180 days following the commencement of sales in the offering and expire five years following such commencement date.

In connection with the closing of the offering, the Company also issued 3,000,000 shares of common stock to affiliates of Bleichroeder L.P., 21 April Fund, L.P. and 21 April Fund, Ltd. in exchange for the cancellation of $3.0 million of outstanding senior promissory notes in a concurrent private placement. The remaining $3.0 million principal amount outstanding under the senior promissory notes was repaid in cash from the proceeds of the offering. Accordingly, the full $6.0 million outstanding principal amount under the senior promissory notes was settled in connection with the transaction through a combination of $3.0 million in common stock and $3.0 million in cash.

Cash Flows

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Cash flows used in operating activities for the six months ended June 30, 2026 were $5,037,030 representing an increase of $2,129,194 compared to cash flows used in operating activities of $2,907,836 for the six months ended June 30, 2025. The cash flows used in operating activities for the period consist mainly of the net loss of $5,776,794, adjusted for depreciation and other non-cash-related items of $1,916,422, an increase in accounts receivables of $1,955,382, prepaid expenses and current account payables of $398,619, and partially offset by an increase in accrued expenses of $679,736.

Cash flows used in investing activities were $257,552 for the six months ended June 30, 2026 as compared to cash flows used in investing activities of $47,885 for the six months ended June 30, 2025, representing a change of $209,637. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets. For the six months ended June 30, 2026, the main additions were investments in assembly equipment in our JV in China and in the U.S. Service Center.

Cash flows provided from financing activities were $15,760,658 for the six months ended June 30, 2026 compared to cash flows used by financing activities of $856,496 for the six months ended June 30, 2025, representing a change of $14,904,162. Financing activities primarily consisted of proceeds from the issuance of common stock, net of discounts and commissions of $18,106,656, and proceeds from a $1,000,000 shareholder loan, being partly offset by the repayment of the $3,000,000 note payable. Additionally, in the prior-year period, the Company received proceeds from a long-term loan as well as a capital contribution from the noncontrolling interest in the joint venture.

Off Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please refer to our Form 10-K filed on February 27, 2026 for the year ended December 31, 2025.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(c)     Insider Trading Plans

During the quarter ended  June 30, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended as of November 13, 2023	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024 (File No. 001-36210)

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-Q as filed with the SEC on May 14, 2025 (File No. 001-36210)

4.1	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 09, 2026 (File No. 001-36210)

10.1	Note Purchase Agreement, by and among the Company and the Investors, dated May 22, 2026	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 26, 2026 (File No. 001-36210)

10.2	Form of Note	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 26, 2026 (File No. 001-36210)

10.3	Debt Cancellation Agreement, by and among the Company and the affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd., dated May 26, 2026	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 01, 2026 (File No. 001-36210)

10.4	Underwriting agreement, dated June 4, 2026, by and between LiqTech International, Inc. and Konik Capital Partners, LLC, a division of T.R. Winston and Company, LLC	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 09, 2026 (File No. 001-36210)

10.5	Registration Rights Agreement, dated June 8, 2026, by and between LiqTech International, Inc. and affiliates of Bleichroeder L.P., 21 April Fund, L.P., and 21 April Fund, Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 09, 2026 (File No. 001-36210)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

101. INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith

101. CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	Inline XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	Inline XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	Inline XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	Inline XBRL Taxonomy Extension Scheme Document	Provided herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiqTech International, Inc.

Dated: August 12, 2026	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026	/s/ David Noerby Foss Kowalczyk
David Noerby Foss Kowalczyk, Chief Financial and Operating Officer
(Principal Financial, and Accounting)