Form 10-Q
period 2026-09-30
LIQTECH INTERNATIONAL INC
filed 2026-11-12
CIK 1307579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 11, 2026, there were 32,947,841 shares of Common Stock, $0.001 par value per share, outstanding.

LIQTECH INTERNATIONAL, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2026

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

Forward-looking statements include, but are not limited to, statements concerning:

●	The potential adverse effects on our operations and financial performance from armed conflicts or geopolitical tensions;

●	The potential adverse impact of global trade restrictions, tariffs and geopolitical tensions on our business and supply chain;

●	The potential negative impact of prolonged energy market volatility and supply disruptions on our business;

●	The potential adverse impact of health crises, pandemics, and public health emergencies on our business, financial condition, -and operations;

●	Our dependence on a few major customers and the ability to maintain future relationships with one or more of these major customers;

●	Our ability to operate with financial stability and secure access to external financing and adequate liquidity;

●	Our ability to secure and source supplies of raw materials and key components in due time and at competitive prices;

●	Our ability to achieve revenue growth and penetrate new markets;

●	Our dependence on the expertise and experience of our management team and the retention of key employees;

●	Our reliance and access to qualified personnel to expand our business;

●	Our ability to adapt to potentially adverse changes in legislative, regulatory and political frameworks;

●	Changes in interest rates or tightening of debt capital markets;

●	Changes in emissions and environmental regulations, and potential further tightening of emission standards;

●	The exposure to potentially adverse tax consequences;

●	Our ability to compete under changing governmental standards by which our products are evaluated;

●	The financial impact from the fluctuation and volatility of foreign currencies;

●	The potential monetary costs of defending our intellectual property rights;

●	Our ability to successfully protect our intellectual property rights and manufacturing know-how;

●	The possibility of a dispute over intellectual property developed in conjunction with third parties with whom we have contractual relationships;

●	The possibility that we could become subject to litigation that could be costly, limit or cancel our intellectual property rights or divert time and efforts away from our business operations;

●	The potential negative impact to the sale of our products caused by technological advances of our competitors;

●	The potential liability for environmental harm or damages resulting from technical faults or failures of our products;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025

Assets

Current Assets:
Cash and restricted cash	$13,885,650	$5,070,385
Accounts receivable, net	4,645,103	3,429,992
Inventories, net	5,910,674	6,479,321
Contract assets	942,033	733,851
Prepaid expenses and other current assets	444,446	245,702

Total Current Assets	25,827,906	15,959,251

Non-Current Assets:
Property and equipment, net	5,010,594	5,845,323
Operating lease right-of-use assets	3,968,856	4,643,680
Deposits and other assets	553,488	545,573
Intangible assets, net	24,046	36,125
Goodwill	239,449	248,145

Total Non-Current Assets	9,796,433	11,318,846

Total Assets	$35,624,339	$27,278,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2026	2025

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,759,885	$1,552,890
Accrued expenses	2,308,093	1,795,382
Line of credit	89,489	-
Current portion of finance lease liabilities	491,529	517,759
Current portion of operating lease liabilities	728,539	714,446
Contract liabilities	602,184	140,986

Total Current Liabilities	5,979,719	4,721,463

Non-Current Liabilities:
Deferred tax liability	60,331	63,654
Finance lease liabilities, net of current portion	1,001,646	1,415,908
Operating lease liabilities, net of current portion	3,240,317	3,929,234
Loan from related party	1,193,183	1,265,057
Notes payable, net of debt discounts	-	5,510,545

Total Non-Current Liabilities	5,495,477	12,184,398

Total Liabilities	11,475,196	16,905,861

Stockholders' Equity:
Preferred stock; par value $0.001, 2,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Common stock; par value $0.001, 50,000,000 shares authorized and 32,947,841 and 9,627,064 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	32,948	9,627
Additional paid-in capital	131,974,124	110,427,993
Accumulated deficit	(102,359,515)	(94,795,121)
Accumulated other comprehensive loss	(5,375,052)	(5,209,173)

Total Stockholders' Equity	24,272,505	10,433,326

Noncontrolling Interest	(123,362)	(61,090)

Total Equity	24,149,143	10,372,236

Total Liabilities and Equity	$35,624,339	$27,278,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$4,396,894	$3,807,274	$12,896,966	$13,382,304
Cost of goods sold	3,857,090	3,059,396	11,597,879	12,024,792

Gross Profit	539,804	747,878	1,299,087	1,357,512

Operating Expenses:
Selling expenses	1,048,363	541,259	2,864,873	2,071,843
General and administrative expenses	997,203	1,270,195	4,001,123	4,171,764
Research and development expenses	289,108	269,426	836,987	742,105

Total Operating Expenses	2,334,674	2,080,880	7,702,983	6,985,712

Loss from Operations	(1,794,870)	(1,333,002)	(6,403,896)	(5,628,200)

Other Income (Expense):
Interest and other income	80,398	64,354	119,633	197,710
Interest and other expense	(111,623)	(63,391)	(551,847)	(175,140)
Amortization of debt discount	-	(86,614)	(489,455)	(338,962)
Gain (loss) on foreign currency transactions	(24,224)	(39,932)	(287,237)	29,644
Gain (loss) on disposal of property and equipment	77	(1,552)	(14,981)	(65,016)

Total Other Expense	(55,372)	(127,135)	(1,223,887)	(351,764)

Loss Before Income Taxes	(1,850,242)	(1,460,137)	(7,627,783)	(5,979,964)

Income tax benefit	(370)	(375)	(1,117)	(1,074)

Net Loss	$(1,849,872)	$(1,459,762)	$(7,626,666)	$(5,978,890)

Net Loss attributable to noncontrolling interest	(11,955)	(27,849)	(62,272)	(43,700)
Net Loss attributable to LiqTech International, Inc.	(1,837,917)	(1,431,913)	(7,564,394)	(5,935,190)

Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.10)	$(0.30)	$(0.40)

Weighted-Average Common Shares Outstanding – Basic and Diluted	38,247,720	14,916,470	24,845,406	14,916,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Loss	$(1,849,872)	$(1,459,762)	$(7,626,666)	$(5,978,890)

Loss on foreign currency translation adjustments	(18,049)	47,786	(165,879)	1,190,561

Total Other Comprehensive Loss	$(1,867,921)	$(1,411,976)	$(7,792,545)	$(4,788,329)

Net loss attributable to non-controlling interests	11,955	27,849	62,272	43,700

Total Other Comprehensive Loss Attributable to LiqTech International, Inc.	$(1,855,966)	$(1,384,127)	$(7,730,273)	$(4,744,629)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2025	9,627,064	$9,627	$110,427,993	$(94,795,121)	$(5,209,173)	$10,433,326	$(61,090)	$10,372,236

Common stock issued in settlement of RSUs	394,226	394	(394)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(73,449)	(73)	(182,426)	-	-	(182,499)	-	(182,499)

Stock-based compensation	-	-	218,325	-	-	218,325	-	218,325

Currency translation, net	-	-	-	-	(132,627)	(132,627)	-	(132,627)

Net loss	-	-	-	(2,710,112)	-	(2,710,112)	-	(2,710,112)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(14,987)	(14,987)

Balance at March 31, 2026	9,947,841	$9,948	$110,463,498	$(97,505,233)	$(5,341,800)	$7,626,413	$(76,077)	$7,550,336

Common stock issued in settlement of RSUs	-	-	-	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	-	-	-	-	-	-	-	-

Capital raise	20,000,000	20,000	18,077,051	-	-	18,097,051	-	18,097,051

Repayment of note	3,000,000	3,000	2,997,000	-	-	3,000,000	-	3,000,000

Stock-based compensation	-	-	218,325	-	-	218,325	-	218,325

Currency translation, net	-	-	-	-	(15,203)	(15,203)	-	(15,203)

Net loss	-	-	-	(3,016,365)	-	(3,016,365)	-	(3,016,365)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(35,330)	(35,330)

Balance at June 30, 2026	32,947,841	$32,948	$131,755,874	$(100,521,598)	$(5,357,003)	$25,910,221	$(111,407)	$25,798,814

Common stock issued in settlement of RSUs	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	218,250	-	-	218,250		218,250

Currency translation, net	-	-	-	-	(18,049)	(18,049)	-	(18,049)

Net loss	-	-	-	(1,837,917)	-	(1,837,917)	-	(1,837,917)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(11,955)	(11,955)

Balance at September 30, 2026	32,947,841	$32,948	$131,974,124	$(102,359,515)	$(5,375,052)	$24,272,505	$(123,362)	$24,149,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated		Non-
			Additional		Other	Total	controlled
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Interest in	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balance at December 31, 2024	9,475,443	$9,475	$109,274,166	$(86,267,438)	$(6,362,111)	$16,654,092	-	$16,654,092

Common Stock issued in settlement of RSUs	158,975	159	(159)	-	-	-	-	-

Tax withholdings paid related to stock-based compensation	(28,394)	(28)	(53,065)	-	-	(53,093)	-	(53,093)

Warrants issued in connection with Senior Promissory Notes	-	-	220,000	-	-	220,000	-	220,000

Stock-based compensation	-	-	241,245	-	-	241,245	-	241,245

Currency translation, net	-	-	-	-	348,346	348,346	-	348,346

Net loss	-	-	-	(2,351,392)	-	(2,351,392)	-	(2,351,392)

Capital contribution from noncontrolling interest	-	-	-	-	-		13,788	13,788

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(6,950)	(6,950)

Balance at March 31, 2025	9,606,024	$9,606	$109,682,187	$(88,618,830)	$(6,013,765)	$15,059,198	$6,838	$15,066,036

Common stock issued in settlement of RSUs	8,019	8	(8)	-	-	-	-	-

Stock-based compensation	-	-	230,553	-	-	230,553	-	230,553

Currency translation, net	-	-	-	-	795,338	795,338	(909)	794,429

Net loss	-	-	-	(2,151,885)	-	(2,151,885)	-	(2,151,885)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(8,901)	(8,901)

Balance at June 30, 2025	9,614,043	$9,614	$109,912,732	$(90,770,715)	$(5,218,427)	$13,933,204	$(2,972)	$13,930,232

Common stock issued in settlement of RSUs	13,021	13	(13)	-	-	-		-

Stock-based compensation	-	-	258,537	-	-	258,537		258,537

Currency translation, net	-	-	-	-	47,786	47,786	65	47,851

Net loss	-	-	-	(1,431,913)	-	(1,431,913)		(1,431,913)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(27,849)	(27,849)

Balance at September 30, 2025	9,627,064	$9,627	$110,171,256	$(92,202,628)	$(5,170,641)	$12,807,614	$(30,756)	$12,776,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(7,626,666)	$(5,978,890)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	924,574	1,316,217
Amortization of debt discount and accrued interest	489,455	338,962
Stock-based compensation	654,900	730,335
Amortization of right-of-use assets	523,674	434,762
Deferred taxes	(1,117)	(1,075)
Loss (gain) on disposal of property and equipment	(14,981)	65,016

Changes in assets and liabilities:
Accounts receivable	(1,365,494)	(1,010,624)
Inventories	310,564	(190,640)
Contract assets	(239,185)	863,564
Prepaid expenses and other current assets	(236,201)	(129,992)
Accounts payable	265,656	486,819
Accrued expenses	452,443	(416,828)
Operating lease liabilities	(523,674)	(434,762)
Contract liabilities	476,676	(49,985)

Net Cash used in Operating Activities	(5,909,376)	(3,977,121)

Cash Flows from Investing Activities:
Purchase of property and equipment	(295,634)	(228,928)
Proceeds from the disposal of property and equipment	20,021	55,789

Net Cash used in Investing Activities	(275,613)	(173,139)

Cash Flows from Financing Activities:
Repayments of finance lease liabilities	(381,157)	(381,755)
Proceeds from issuance of common stock, net of discounts and commissions	18,106,656	-
Proceeds from related party loan	-	1,149,085
Proceeds from line of credit	91,512	-
Payments on notes payable	(4,000,000)	-
Proceeds from notes payable	1,000,000	-
Acquisition of common stock for tax withholding obligations	(182,499)	-
Capital contribution from noncontrolling interest	-	19,694

Net Cash provided by (used in) Financing Activities	14,634,512	787,024

Effect of exchange rate changes on cash, cash equivalents and restricted cash	365,742	(151,468)

Net Change in Cash, Cash Equivalents, and Restricted Cash	8,815,265	(3,514,704)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,070,385	10,868,728

Cash, Cash Equivalents, and Restricted Cash at End of Period	$13,885,650	$7,354,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIQTECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$435,217	$132,997

Non-Cash Investing and Financing Activities
Financed purchases of property and equipment	-	149,407
Issued common stock for debt cancellation	$3,000,000	$-

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

As of  September 30, 2026, the noncontrolling interest in the JV amounted to $(123,362) and reflects the third party’s share of the JV’s net assets and net loss for the period.

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

The Company sells products throughout the world, and sales by geographical region are as follows for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenues	2026	2025	2026	2025
Americas	$937,481	$387,208	$1,641,057	$3,873,979
Asia-Pacific	464,868	478,073	2,102,546	988,941
Europe	2,992,375	2,995,961	9,151,193	8,450,491
Middle East & Africa	2,170	(53,968)	2,170	68,893
Total revenue	$4,396,894	$3,807,274	$12,896,966	$13,382,304

The Company’s reportable segment information for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenues	2026	2025	2026	2025
Systems and Aftermarket	$2,386,945	$1,975,848	$6,584,608	$7,112,266
Filters and Membranes	1,085,777	812,246	3,434,389	3,065,504
Components	683,757	1,019,180	2,637,554	3,204,534
Corporate	240,415	-	240,415	-
Total revenues	$4,396,894	$3,807,274	$12,896,966	$13,382,304

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Cost of goods sold	2026	2025	2026	2025
Systems and Aftermarket	$1,821,677	$1,353,323	$4,976,078	$5,383,059
Filters and Membranes	1,207,011	971,657	3,948,399	4,109,972
Components	554,068	733,328	2,399,068	2,527,618
Corporate	274,334	1,088	274,334	4,143
Total cost of goods sold	$3,857,090	$3,059,396	$11,597,879	$12,024,792

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Operating expenses	2026	2025	2026	2025
Systems and Aftermarket	$894,036	$706,956	$2,532,805	$1,973,905
Filters and Membranes	432,335	439,684	1,346,427	1,227,658
Components	310,301	333,096	1,067,280	874,335
Corporate	698,002	601,144	2,756,471	2,909,814
Total operating expenses	$2,334,674	$2,080,880	$7,702,983	$6,985,712

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Expenses	2026	2025	2026	2025
Systems and Aftermarket	$5,302	$74,106	$48,331	$333,652
Filters and Membranes	21,395	27,509	66,949	148,632
Components	2,227	2,258	11,120	7,951
Corporate	26,448	23,262	1,097,487	(138,471)
Total other expenses	$55,372	$127,135	$1,223,887	$351,764

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Net loss	2026	2025	2026	2025
Systems and Aftermarket	$(334,070)	$(158,537)	$(972,606)	$(578,350)
Filters and Membranes	(574,964)	(626,604)	(1,927,386)	(2,420,758)
Components	(182,839)	(49,126)	(839,914)	(204,295)
Corporate	(757,999)	(625,495)	(3,886,760)	(2,775,487)
Total net loss	$(1,849,872)	$(1,459,762)	$(7,626,666)	$(5,978,890)

	As of
	September 30,	December 31,
Total assets	2026	2025
Systems and Aftermarket	$10,951,938	$10,210,357
Filters and Membranes	8,689,356	10,139,656
Components	1,780,797	1,942,818
Corporate	14,202,248	4,985,266
Total assets	$35,624,339	$27,278,097

NOTE 4– ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following on  September 30, 2026, and  December 31, 2025:

	September 30,	December 31,
	2026	2025
Trade accounts receivable	$4,820,239	$3,567,961
Allowance for current expected credit losses	(175,136)	(137,969)
Total accounts receivable, net	$4,645,103	$3,429,992

The roll-forward of the current expected credit losses for the periods ended  September 30, 2026 and  December 31, 2025 is as follows:

	September 30,	December 31,
	2026	2025
Allowance for current expected credit losses at the beginning of the period	$137,969	$637,556
Bad debt expense	42,002	29,439
Receivables written off during the period	-	(608,331)
Effect of exchange rate changes	(4,835)	79,305
Allowance for current expected credit losses at the end of the period	$175,136	$137,969

NOTE 5– INVENTORIES

Inventories consisted of the following on  September 30, 2026, and  December 31, 2025:

	September 30,	December 31,
	2026	2025
Raw materials	$3,377,531	$3,282,184
Work in process	1,834,312	2,402,158
Finished goods and filtration systems	1,579,945	1,755,674
Reserve for obsolescence	(881,114)	(960,695)
Total inventories, net	$5,910,674	$6,479,321

Inventory valuation adjustments for excess and obsolete inventory are calculated based on current inventory levels, movements, expected useful lives, and estimated future demand for the products.

NOTE 6– CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets and Contract liabilities for the periods ended  September 30, 2026 and  December 31, 2025 is as follows:

	September 30,	December 31,
	2026	2025
Cost incurred	$113,465	$1,750,757
VAT	315,451	234,984
Other receivables	277,649	10,826
Prepayments	(366,716)	(1,403,702)
	$339,849	$592,865

Distributed as follows:
Contract assets	$942,033	$733,851
Contract liabilities	(602,184)	(140,986)
	$339,849	$592,865

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

During the nine months ended September 30, 2026, cash paid for amounts included for the measurement of finance lease liabilities was $381,157 and the Company recorded finance lease expenses in other income (expenses) of $85,675.

During the nine months ended September 30, 2026, cash paid for amounts included for the measurement of operating lease liabilities was $740,340 and the Company recorded operating lease expense of $741,974.

Supplemental balance sheet information related to leases as of  September 30, 2026 and  December 31, 2025 was as follows:

	September 30,	December 31,
	2026	2025
Operating leases:
Operating lease right-of-use assets	$3,968,856	$4,643,680

Operating lease liabilities – current	$728,539	$714,446
Operating lease liabilities – long-term	$3,240,317	3,929,234
Total operating lease liabilities	$3,968,856	$4,643,680

Finance leases:
Property and equipment, at cost	$4,429,852	$4,590,723
Accumulated depreciation	(1,916,030)	(1,703,252)
Property and equipment, net	$2,513,822	$2,887,471

Finance lease liabilities – current	$491,529	$517,759
Finance lease liabilities – long-term	1,001,646	1,415,908
Total finance lease liabilities	$1,493,175	$1,933,667

Weighted average remaining lease term:
Operating leases	4.6	6.0
Finance leases	1.8	2.5

Weighted average discount rate:
Operating leases	6.6%	6.7%
Finance leases	5.2%	5.3%

Maturities of lease liabilities at  September 30, 2026 were as follows:

	Operating	Finance
	Leases	Leases
2026	241,849	149,893
2027	968,216	1,137,055
2028	819,725	121,672
2029	519,469	171,382
2030	517,353	27,143
Thereafter	1,821,768	16,692
Total payment under lease agreements	4,888,380	1,623,837
Less imputed interest	(919,524)	(130,662)
Total lease liabilities	$3,968,856	$1,493,175

NOTE 8 – DEBT

The components of notes payable - related party are as follows:

	September 30,	December 31,
	2026	2025
Senior promissory notes	$-	$6,000,000
Less: unamortized debt discount	-	(489,455)
Total senior promissory notes payable, net	$-	$5,510,545

Senior promissory notes payable, less current portion	-	5,510,545
Total senior promissory notes payable, net	$-	$5,510,545

For the nine months ended September 30, 2026, and 2025, the Company recognized amortization of debt discount of $489,455 and $338,962, respectively. During the nine months ended September 30, 2026  interest of $261,370 was recognized. The note including interest was repaid in June 2026.

On May 22, 2026, the Company entered into a short-term financing arrangement with related parties pursuant to which it issued promissory notes in an aggregate principal amount of $1.1 million for cash proceeds of $1.0 million, reflecting an original issue discount of $0.1 million. One counterparty to the financing arrangement is considered to be a related party per ASC 850-10-50-1 as they own greater than 10% of outstanding common shares of the Company as of September 30, 2026.The notes had an initial term of two months and the proceeds were used for working capital requirements. On July 22, 2026, the Company fully repaid the outstanding promissory notes of $1,100,000, inclusive of the original issue discount. Following the repayment, the Company had no remaining obligations under the notes

In May 2026, the Company entered into an $88,428 (RMB 600,000) credit facility with Bank of Jiangsu, available through May 21, 2027. Borrowings under the facility are subject to the bank’s approval, with interest rates and other terms determined at the time of each individual borrowing.

On June 8, 2026, the Company fully settled its $6.0 million senior promissory notes. The senior promissory notes are considered related party transactions as they are with one of the the same investors as the short-term financing arrangement. Of the outstanding principal, $3.0 million was settled through the issuance of 3.0 million shares of common stock at $1.00 per share, and the remaining $3.0 million was repaid in cash, together with accrued interest. Following the transaction, no amounts remained outstanding under the senior promissory notes.

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

Changes in the Company’s current and long-term warranty obligations included in accrued expenses on the balance sheet, as of  September 30, 2026 and  December 31, 2025, were as follows:

	September 30,	December 31,
	2026	2025
Balance at January 1	$524,828	$621,031
Changes in warranty estimates charged to cost of goods sold	(130,547)	(87,466)
Utilization charges against reserve	-	(78,958)
Foreign currency effect	(15,506)	70,221
Balance at the end of the period	$378,775	$524,828

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock – The Company has 50,000,000 authorized shares of Common Stock, $0.001 par value. As of  September 30, 2026 and  December 31, 2025, there were 32,947,841 and 9,627,064 shares of Common Stock issued and outstanding, respectively.

Stock Issuances

During the nine months ended September 30, 2026, the Company has made the following issuances of Common Stock:

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

On June 8, 2026, the Company issued 20,000,000 shares of Common Stock in a public offering. The shares were priced at $1.00 per share, and net proceeds before Company advisor costs was $18,400,000. Total underwriting discounts and offering costs were $293,344.

On June 8, 2026, the Company issued 3,000,000 shares of Common stock at a share price of $1.00 in exchange for the cancellation of $3.0 million of outstanding senior promissory notes in a private placement. The remaining $3.0 million of outstanding senior promissory notes were repaid with cash. The shares were issued to a related party investor, who is the same related party as noted in Note 8

Warrants

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

The following is a summary of the periodic changes in warrants outstanding for the nine months ended September 30, 2026, and 2025:

	2026	2025
Outstanding, December 31	11,391,225	11,391,225
Warrants issued in connection with public offering and private placement	800,000	-
Outstanding, September 30	12,191,225	11,391,225

Stock-based Compensation

Directors of the Company receive share compensation consisting of annual grants of $36,750 ($73,500 for the Chairman of the Board) in RSUs per annum with one-year vesting.

In 2022, the Company adopted an Equity Incentive Plan (the “2022 Incentive Plan”). Under the terms and conditions of the 2022 Incentive Plan, the Board of Directors is empowered to grant stock awards, including RSUs, to officers and directors of the Company. At  September 30, 2026, 309,527 RSUs were granted and outstanding under the 2022 Incentive Plan.

The Company recognizes compensation costs for RSU grants to Directors and management based on the stock price on the date of the grant.

The Company recognized stock-based compensation expense related to RSU grants of $218,325 and $230,552 for the three-month periods ended  September 30, 2026, and 2025, respectively. On  September 30, 2026, the Company had $ 990,568 of unrecognized compensation cost related to non-vested stock grants.

A summary of the status of the RSUs as of  September 30, 2026 and changes during the period are presented below:

	September 30, 2026
		Weighted
		Average	Aggregated
	Number of	Grant-Date	Intrinsic
	units	Fair value	Value

Outstanding, December 31, 2025	703,753	$2.21	$-
Vested and settled with share issuance	(320,777)	2.19	-
Forfeited	(73,449)	2.48	-
Outstanding, September 30, 2026	309,527	$2.17	$-

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

As of  September 30, 2026, the Company had 309,527 RSUs, 5,299,879 prefunded warrants, and 6,891,346 warrants, all exercisable for shares of Common Stock.

As of  September 30, 2025, the Company had 609,385 RSUs, 5,299,879 prefunded warrants, and 6,091,346 warrants, all exercisable for shares of Common Stock.

NOTE 12 – SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

The following table presents customers accounting for 10% or more of the Company’s revenue:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2026	2025		2026		2025
Customer A	15%	*	%	11%		*	%
Customer B	11%	*	%	*	%	*	%
Customer C	10%	*	%	*	%	*	%
Customer D	* %	13%		*	%	*	%
Customer E	* %	*	%	*	%	15%
	%		%		%		%

* Zero or less than 10%

The following table presents customers accounting for 10% or more of the Company’s Accounts receivable:

	September 30,	December 31,
	2026	2025
Customer A	23%	11%
Customer B	11%	* %
Customer C	10%	* %
Customer D	* %	18%
Customer E	* %	22%

* Zero or less than 10%

As of  September 30, 2026, approximately 91% of the Company’s assets were located in Denmark, 3% were located in China, and 6% were located in the U.S. As of  December 31, 2025, approximately 97% of the Company’s assets were located in Denmark, 3% were located in China, and 0% were located in the U.S.

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

Comparison of the Three Months Ended September 30, 2026, and September 30, 2025

The following table sets forth our revenues, expenses, and net loss for the three months ended September 30, 2026, and 2025:

	Three Months Ended September 30,
					Period to Period Change
		As a %		As a %		Percent
	2026	of Sales	2025	of Sales	Variance	%
Revenue	$4,396,894	100.0%	$3,807,274	100.0%	$589,620	15.5%
Cost of goods sold	3,857,090	87.7	3,059,396	80.4	797,694	26.1
Gross Profit (Loss)	539,804	12.3	747,878	19.6	(208,074)	(27.8)

Operating Expenses
Selling expenses	1,048,363	23.8	541,259	14.2	507,104	93.7
General and administrative expenses	997,203	22.7	1,270,195	33.4	(272,992)	(21.5)
Research and development expenses	289,108	6.6	269,426	7.1	19,682	7.3
Total Operating Expenses	2,334,674	53.1	2,080,880	54.7	253,794	12.2

Loss from Operation	(1,794,870)	(40.8)	(1,333,002)	(35.0)	(461,868)	34.6

Other Income (Expense)
Interest and other income	80,398	1.8	64,354	1.7	16,044	24.9
Interest expense	(111,623)	(2.5)	(63,391)	(1.7)	(48,232)	76.1
Amortization of debt discount	-	-	(86,614)	(2.3)	86,614	(100.0)
Gain (loss) on foreign currency transactions	(24,224)	(0.6)	(39,932)	(1.0)	15,708	(39.3)
Gain (loss) on disposal of property and equipment	77	0.0	(1,552)	(0.0)	1,629	(105.0)
Total Other Income (Expense)	(55,372)	(1.3)	(127,135)	(3.3)	71,763	(56.4)

Loss Before Income Taxes	(1,850,242)	(42.1)	(1,460,137)	(38.4)	(390,105)	26.7
Income tax benefit	(370)	(0.0)	(375)	(0.0)	5	(1.3)

Net Loss	$(1,849,872)	(42.1)%	$(1,459,762)	(38.3)%	$(390,110)	26.7%
Net Loss attributable to Noncontrolling Interest	(11,955)	(0.3)	(27,849)	(0.7)	15,894	(57.1)
Net Loss attributable to LiqTech International, Inc.	(1,837,917)	(41.8)	(1,431,913)	(37.6)	(406,004)	28.4

Revenues

Revenue for the three months ended September 30, 2026 was $4,396,894 compared to $3,807,274 for the same period in 2025, representing an increase of $589,620, or 15.5%. The increase was attributable to an increase in our Systems and Aftermarket and Filter and Membrane sales. Within Systems, especially sales to Marine and Water for Industry customers increased. Furthermore, deliveries of Filters were above last year, while Components declined during the period.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2026 was $539,804 (representing a gross profit margin of 12.3%) compared to a gross profit of $747,878 (representing a gross profit margin of 19.6%) for the same period in 2025, marking a decline of $208,074, or 27.8%. This decline was partly driven by revenue mix within the Systems and Aftermarket segment, towards less Aftermarket services and more systems especially within the Marine segment. Capacity utilization of our manufacturing capacity was also lower in 2026 due to safety stock build up in 2025. Included in the gross profit was depreciation of $242,903 and $371,654 for the three months ended September 30, 2026, and 2025, respectively.

Expenses

Total operating expenses for the three months ended September 30, 2026 were $2,334,674, representing an increase of $253,794, or 12.2%, compared to $2,080,880 for the same period in 2025. Foreign exchange rate development was almost on par with last year.

Selling expenses for the three months ended September 30, 2026 were $1,048,363 compared to $541,259 for the same period in 2025, representing an increase of $507,104, or 93.7%. The increase is primarily due to the effect of new hires within the Sales & Marketing team, the service center in the US, and reversal of bonus and other accruals in 2025.

General and administrative expenses for the three months ended September 30, 2026 were $997,203 compared to $1,270,195 for the same period in 2025, representing a decrease of $272,992, or 21.5%. Expenses were well below general inflation, and were influenced by the Annual General Meeting being moved to Q4 in 2026. Included in general and administrative expenses were non-cash compensation of $218,252 and $258,538 for the three months ended September 30, 2026, and 2025, respectively.

Research and development expenses for the three months ended September 30, 2026 were $289,108 compared to $269,426 for the same period in 2025, representing an increase of $19,682, or 7.3%. The increase was primarily attributed to membrane development costs and cost related to development of Marine and Pool systems.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2026 were $55,372 compared to other expenses of $127,135 for the comparable period in 2025, representing a decrease of $71,763, or 56.4%. The change was primarily attributable to the repayment of debt in July 2026.

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the three months ended September 30, 2026 of $1,849,872 compared to $1,459,762 for the comparable period in 2025, representing an increase in net loss of $390,110, or 26.7%.

Comparison of the Nine Months Ended September 30, 2026, and September 30, 2025

The following table sets forth our revenues, expenses, and net loss for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
					Period to Period Change
		As a %		As a %		Percent
	2026	of Sales	2025	of Sales	Variance	%
Revenue	$12,896,966	100.0%	$13,382,304	100.0%	$(485,338)	(3.6)%
Cost of goods sold	11,597,879	89.9	12,024,792	89.9	(426,913)	(3.6)
Gross Profit (Loss)	1,299,087	10.1	1,357,512	10.1	(58,425)	(4.3)

Operating Expenses
Selling expenses	2,864,873	22.2	2,071,843	15.5	793,030	38.3
General and administrative expenses	4,001,123	31.0	4,171,764	31.2	(170,641)	(4.1)
Research and development expenses	836,987	6.5	742,105	5.5	94,882	12.8
Total Operating Expenses	7,702,983	59.7	6,985,712	52.2	717,271	10.3

Loss from Operation	(6,403,896)	(49.7)	(5,628,200)	(42.1)	(775,696)	13.8

Other Income (Expense)
Interest and other income	119,633	0.9	197,710	1.5	(78,077)	(39.5)
Interest and other expense	(551,847)	(4.3)	(175,140)	(1.3)	(376,707)	215.1
Amortization of debt discount	(489,455)	(3.8)	(338,962)	(2.5)	(150,493)	44.4
Gain (loss) on foreign currency transactions	(287,237)	(2.2)	29,644	0.2	(316,881)	(1,069.0)
Gain (loss) on disposal of property and equipment	(14,981)	(0.1)	(65,016)	(0.5)	50,035	(77.0)
Total Other Expense	(1,223,887)	(9.5)	(351,764)	(2.6)	(872,123)	247.9

Loss Before Income Taxes	(7,627,783)	(59.1)	(5,979,964)	(44.7)	(1,647,819)	27.6
Income Tax Benefit	(1,117)	(0.0)	(1,074)	(0.0)	(43)	4.0

Net Loss	$(7,626,666)	(59.1)%	$(5,978,890)	(44.7)%	$(1,647,776)	27.6%
Net Loss attributable to Noncontrolling Interest	(62,272)	(0.5)	(43,700)	(0.3)	(18,572)	42.5
Net Loss attributable to LiqTech International, Inc.	(7,564,394)	(58.7)	(5,935,190)	(44.4)	(1,629,204)	27.4

Revenues

Revenue for the nine months ended September 30, 2026 was $12,896,966 compared to $13,382,304 for the same period in 2025, representing a decrease of $485,338, or 3.6%. The decrease was mainly attributable to a reduction in system sales, reflecting a significant Water for Energy delivery in 2025 that did not recur in 2026. Within the Systems segment, sales to both the Pool and Marine segments increased significantly. Furthermore, deliveries of Filters increased while Components declined during the period.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2026 was $1,299,087 (representing a gross profit margin of 10.1%) compared to a gross profit of $1,357,512 (representing a gross profit margin of 10.1%) for the same period in 2025, marking a decrease of $58,425, or 4.3%. This decrease was primarily driven by higher system sales in the comparable period partly offset by low depreciation expenses. Included in the gross profit was depreciation of $847,439 and $1,176,237 for the nine months ended September 30, 2026, and 2025, respectively.

Expenses

Total operating expenses for the nine months ended September 30, 2026 were $7,702,983, representing an increase of $717,271, or 10.3%, compared to $6,985,712 for the same period in 2025. Approximately 40% of the increase relates to foreign exchange rate developments, as the average USD/DKK exchange rate for the nine months ended September 30, was 6.44 in 2026 and 6.68 in 2025.

Selling expenses for the nine months ended September 30, 2026 were $2,864,873 compared to $2,071,843 for the same period in 2025, representing an increase of $793,030, or 38.3%. Excluding the impact of foreign exchange rate developments, costs increased primarily due to the full-year effect of hires within the Sales & Marketing team across the U.S. and Europe, and annualization of the Service Center cost in the U.S.

General and administrative expenses for the nine months ended September 30, 2026 were $4,001,123 compared to $4,171,764 for the same period in 2025, representing a decrease of $170,641, or 4.1%. Adjusting for foreign exchange rate developments, expenses remained well below general inflation, as filing of open positions were covered by savings on other overhead expenses. Included in general and administrative expenses were non-cash compensation of $654,900 and $730,335 for the nine months ended September 30, 2026, and 2025, respectively.

Research and development expenses for the nine months ended September 30, 2026 were $836,987 compared to $742,105 for the same period in 2025, representing an increase of $94,882, or 12.8%. The increase was primarily attributed to membrane development costs and cost related to development of Marine systems and Pool systems.

Other Income (Expenses)

Other expenses for the nine months ended September 30, 2026 were $1,223,887 compared to other expenses of $351,764 for the comparable period in 2025, representing an increase of $872,123, or 247.9%. The change was primarily attributable to losses on foreign currency transactions, lower interest income, and accrued interests on the senior promissory notes, and higher amortization of debt discount for the nine months ended September 30, 2026.

Net Loss

As a result of the cumulative effect of the factors described above, we reported a net loss for the nine months ended September 30, 2026 of $7,626,666 compared to $5,978,890 for the comparable period in 2025, representing an increase in net loss of $1,647,776, or 27.6%.

Liquidity and Capital Resources

The Company has historically financed operations through offerings of equity or debt instruments, internally generated cash from operations, and our available lines of credit. On September 30, 2026, we had cash of $13,885,650 and net working capital of $19,848,187, and on December 31, 2025, we had cash of $5,070,385 and net working capital of $11,237,788. On September 30, 2026, our net working capital had increased by $8,610,399 compared to December 31, 2025, mainly as a result of the capital raise.

Based on current projections, which are subject to significant uncertainties - including the duration and severity of global macroeconomic issues, trade wars and associated tariffs, geopolitical instability, commodity price volatility, and continued global supply chain disruptions - the Company believes that the cash on hand, as well as ongoing cash generated from operations, will be sufficient to cover its capital requirements and committed investments for the next 12 months.

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

On May 22, 2026, the Company issued and sold 9.09% original issue discount promissory notes in an aggregate principal amount of $1.1 million to affiliates of Bleichroeder L.P. and Laurence W. Lytton for aggregate cash proceeds of $1.0 million. See Note 8. Bleichroeder L.P. is a related party per ASC 850-10-50-1 as they own greater than 10% of common shares as of 9/30/2026. The notes had a two-month term and did not bear interest prior to maturity. If not repaid at maturity, the notes bear interest at 10% per annum, increasing by 1% for each month they remain outstanding, up to a maximum of 16% per annum. The proceeds from the notes were used for working capital and general corporate purposes.

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

In connection with the closing of the offering, the Company also issued 3,000,000 shares of common stock to affiliates of Bleichroeder L.P., 21 April Fund, L.P. and 21 April Fund, Ltd. in exchange for the cancellation of $3.0 million of outstanding senior promissory notes in a concurrent private placement. The remaining $3.0 million principal amount outstanding under the senior promissory notes was repaid in cash from the proceeds of the offering. Accordingly, the full $6.0 million outstanding principal amount under the senior promissory notes was settled in connection with the transaction through a combination of $3.0 million in common stock and $3.0 million in cash (See Note 8. Bleichroeder L.P. is a related party per ASC 850-10-50-1 as they own greater than 10% of common shares as of 9/30/2026.).

Cash Flows

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Cash flows used in operating activities for the nine months ended September 30, 2026 were $5,909,376 representing an increase of $1,932,255 compared to cash flows used in operating activities of $3,977,121 for the nine months ended September 30, 2025. The cash flows used in operating activities for the period consist mainly of the net loss of $7,626,666, adjusted for depreciation and other non-cash-related items of $2,576,505, an increase in accounts receivables of $1,365,494, and a decrease in contract liabilities of $476,676.

Cash flows used in investing activities were $275,613 for the nine months ended September 30, 2026 as compared to cash flows used in investing activities of $173,139 for the nine months ended September 30, 2025, representing a change of $102,474. The investing activities include general purchases of production equipment to continue optimizing production throughput and the internal production of rental assets. For the nine months ended September 30, 2026, the main additions were investments in assembly equipment in our JV in China and in the U.S. Service Center.

Cash flows provided from financing activities were $14,634,512 for the nine months ended September 30, 2026 compared to cash flows used by financing activities of $787,024 for the nine months ended September 30, 2025, representing a change of $13,847,488. Financing activities primarily consisted of proceeds from the issuance of common stock, net of discounts and commissions of $18,106,656 partly offset by the repayment of the $4,000,000 notes payable to primarely related parties. Additionally, in the prior-year period, the Company received proceeds from a long-term loan as well as a capital contribution from the noncontrolling interest in the joint venture.

Off Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026 were not effective as of the period covered by this Quarterly Report due to material weaknesses in internal controls over financial reporting. For more information on material weaknesses identified by management, please refer to our Form 10-K filed on February 27, 2026 for the year ended December 31, 2025.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the quarter ended September 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our other filings with the SEC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

(c)     Insider Trading Plans

During the quarter ended  September 30, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

LiqTech International, Inc.

Dated: November 12, 2026	/s/ Fei Chen
Fei Chen, Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	/s/ David Noerby Foss Kowalczyk
David Noerby Foss Kowalczyk, Chief Financial and Operating Officer
(Principal Financial and Accounting)